Form 10-Q
period 2014-03-31
Q2 Holdings, Inc.
filed 2014-05-14
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.
 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Q2 Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	001-36350 (Commission File Number)	20-2706637 (IRS Employer Identification No.)

13785 Research Blvd, Suite 150
Austin, Texas 78750
(512) 275-0072
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,078,293 shares of Common Stock, $0.0001 par value per share as of April 30, 2014.

Item 1. Financial Statements

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,673	$18,675
Restricted cash	116	116
Accounts receivable, net	5,735	9,063
Prepaid expenses and other current assets	1,775	1,079
Deferred solution and other costs, current portion	3,277	3,124
Deferred implementation costs, current portion	1,767	1,814
Total current assets	99,343	33,871
Property and equipment, net	14,295	14,831
Deferred solution and other costs, net of current portion	6,358	5,358
Deferred implementation costs, net of current portion	4,791	4,560
Other long-term assets	751	2,488
Total assets	$125,538	$61,108
Liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,501	$4,085
Accrued liabilities	5,855	11,664
Deferred revenues, current portion	13,226	12,728
Capital lease obligations, current portion	636	714
Total current liabilities	24,218	29,191
Deferred revenues, net of current portion	15,236	14,773
Capital lease obligations, net of current portion	443	575
Long-term debt, net of current portion	6,323	6,288
Deferred rent, net of current portion	4,668	4,444
Other long-term liabilities	69	101
Total liabilities	50,957	55,372
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock and redeemable common stock:
Series A preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of March 31, 2014 and 7,908 shares authorized, issued and outstanding as of December 31, 2013	—	10,815
Series B preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of March 31, 2014 and 1,818 shares authorized, issued and outstanding as of December 31, 2013	—	10,915
Series C preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of March 31, 2014 and 2,605 shares authorized, issued and outstanding as of December 31, 2013	—	18,995
Common stock: $0.0001 par value: no shares outstanding as of March 31, 2014, and 3,829 shares outstanding as of December 31, 2013	—	1,327
Stockholders' equity (deficit):
Junior convertible preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of March 31, 2014 and 1,251 shares authorized, issued and outstanding as of December 31, 2013	—	1,740
Common stock: $0.0001 par value; 150,000 shares authorized, 32,907 issued and outstanding as of March 31, 2014 and 35,000 shares authorized, 8,288 shares issued and outstanding as of December 31, 2013	3	1
Additional paid-in capital	124,876	6,675
Accumulated deficit	(50,298)	(44,732)
Total stockholders' equity (deficit)	74,581	(36,316)
Total liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)	$125,538	$61,108

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$16,834	$12,834
Cost of revenues(1)	10,212	7,807
Gross profit	6,622	5,027
Operating expenses:
Sales and marketing(1)	5,509	3,060
Research and development(1)	2,736	1,866
General and administrative(1)	3,718	2,335
Total operating expenses	11,963	7,261
Loss from operations	(5,341)	(2,234)
Other income (expense):
Interest income	—	3
Interest and other expense	(207)	(54)
Total other expense, net	(207)	(51)
Loss before income taxes	(5,548)	(2,285)
Provision for income taxes	(18)	(5)
Loss from continuing operations	(5,566)	(2,290)
Loss from discontinued operations, net of tax	—	(199)
Net loss	$(5,566)	$(2,489)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.39)	$(0.20)
Loss from discontinued operations per common share, basic and diluted	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.39)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	14,107	11,429
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$126	$61
Sales and marketing	167	39
Research and development	107	59
General and administrative	518	175
Total stock-based compensation expenses	$918	$334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,566)	$(2,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	967	615
Depreciation and amortization	999	638
Amortization of debt discount	24	—
Stock-based compensation expenses	918	334
Loss from discontinued operations	—	199
Allowance for sales credits	15	56
Changes in operating assets and liabilities:
Accounts receivable, net	3,314	351
Prepaid expenses and other current assets	(695)	(2,682)
Deferred solution and other costs	(1,467)	(275)
Deferred implementation costs	(837)	(826)
Other long-term assets	363	(118)
Accounts payable	1,038	(1,163)
Accrued liabilities	(4,725)	332
Deferred revenue	961	(161)
Deferred rent and other long-term liabilities	193	3,792
Net cash used in continuing operations	(4,498)	(1,397)
Net cash used in discontinued operating activities	—	(236)
Net cash used in operating activities	(4,498)	(1,633)
Cash flows from investing activities:
Purchases of property and equipment	(1,830)	(2,541)
Acquisitions and purchase of intangible assets	—	(125)
Cash included in distribution of spin-off	—	(46)
Net cash used in investing activities	(1,830)	(2,712)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	18,995
Proceeds from borrowings on line of credit	12,500	—
Payments on line of credit	(12,500)	—
Payments on capital lease obligations	(223)	(143)
Proceeds from the issuance of common stock, net of issuance costs	73,615	—
Proceeds from exercise of stock options to purchase common stock	934	95
Net cash provided by financing activities	74,326	18,947
Net increase in cash and cash equivalents	67,998	14,602
Cash and cash equivalents, beginning of period	18,675	9,111
Cash and cash equivalents, end of period	$86,673	$23,713
Supplemental disclosures of cash flow information:
Cash paid for interest	$102	$52
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital lease	$—	$106

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business

Q2 Holdings, Inc., or the Company, is a leading provider of secure, cloud-based virtual banking solutions. The Company enables regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services and more effectively engage with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its RCFI customers pay subscription fees for the use of the Company's solutions.

The Company, formerly known as CBG Holdings, Inc., was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. On March 1, 2013, the Company reorganized its business operations in conjunction with the private placement of its Series C redeemable convertible preferred stock. Prior to the reorganization, the Company owned 100% of the outstanding capital stock of cbanc Network Inc., or cbanc. Pursuant to the reorganization, the Company distributed all shares of cbanc to its stockholders in a spin-off, and the Company was renamed Q2 Holdings, Inc.

The Company's headquarters are located in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms "we," "us," or "our" refer to Q2 Holdings, Inc. and its wholly-owned subsidiary. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on March 20, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include stock-based compensation, the useful lives of property and equipment and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Cash

Restricted cash consists of deposits held in a money market account for leased office space.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, principally cash equivalents, accounts receivable, restricted cash and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying values of the Company's debt instruments approximated their fair value based on rates currently available to the Company. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

•	Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

•	Level III—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

All Company assets with fair values measured on a recurring basis, which consists only of cash and cash equivalents, as of March 31, 2014 and December 31, 2013 were classified as Level 1 assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company's cash and cash equivalents and restricted cash are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2014 and 2013. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2014 or December 31, 2013.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on our virtual banking solutions in excess of the levels included in our minimum subscription fee. Generally, billing for such revenues occurs one month in arrears.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of March 31, 2014 and December 31, 2013, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.1 million as of March 31, 2014 and December 31, 2013.

Deferred Implementation Costs

The Company capitalizes certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates to be recoverable. The Company assesses the recoverability of its deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract, and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the remaining term of the customer agreement. The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion.

Deferred Solution and Other Costs

The Company capitalizes sales commissions and other third-party costs, such as third party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met, and the Company amortizes those deferred costs over the remaining term of the customer agreement. The Company analyzes solution and other costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. Deferred commissions were $5.4 million and $4.6 million as of March 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs that do not extend the life of or improve an asset are expensed in the period incurred.

The estimated useful lives of property and equipment are as follows:

Computer hardware and equipment	3 - 5 years
Purchased software and licenses	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or lease term

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Deferred Revenues

Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. The Company recognizes deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenues that are expected to be recognized as revenues during the succeeding twelve month period are recorded in current liabilities as deferred revenues, current portion and the remaining portion is recorded in long-term liabilities as deferred revenues, net of current portion.

Revenues

All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the substantial majority of its revenues from subscription fees for the use of its solutions hosted in the Company's data centers as well as revenues for implementation and customer support services related to the Company's solutions. A small portion of the Company's customers host the Company's solutions in their own data centers under term license and maintenance agreements, and the Company recognizes the corresponding revenues over the term of those customer agreements.

Revenues are recognized net of sales credits and allowances. The Company begins to recognize revenues for a customer when all of the following criteria are satisfied:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Determining whether and when these criteria have been met can require significant judgment and estimates. In general, revenue recognition commences when the Company's solutions are implemented and made available to the customers.

The Company's software solutions are available for use in hosted application arrangements under subscription fee agreements. Subscription fees from these applications, including related customer support, are recognized ratably over the customer agreement term beginning on the date the solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the Company's revenue recognition criteria have been met.

The Company considers subscription fees to be fixed or determinable unless the fees are subject to refund or adjustment or are not payable within the Company's standard payment terms. In determining whether collection of subscription fees is reasonably assured, the Company considers financial and other information about customers, such as a customer's current credit-worthiness and payment history over time. Historically bad debt expenses have not been significant.

The Company enters into arrangements with multiple-deliverables that generally include multiple subscriptions and implementation services.

For multiple-deliverable arrangements, arrangement consideration is allocated to deliverables based on their relative selling price. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, each deliverable must be accounted for separately. The Company's subscription services have standalone value as such services are often sold separately. In determining whether implementation services have standalone value apart from the subscription services, the Company considers various factors including the availability of the services from other vendors. To date, the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Company has concluded that the implementation services included in multiple-deliverable arrangements do not have standalone value. As a result, when implementation services are sold in a multiple-deliverable arrangement, the Company capitalizes any arrangement fees for implementation services and recognizes such amounts ratably over the period of performance for the initial agreement term.

When multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence of selling price, or VSOE, if available, third-party evidence of selling price, or TPE, if VSOE is not available or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. The Company has not established VSOE for its subscription services due to lack of pricing consistency, the introduction of new services and other factors. The Company has determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, the Company uses BESP to determine the relative selling price. The amount of revenue allocated to delivered items is limited by contingent revenues.

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company's discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices. As the Company's go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes in relative selling prices, and include both VSOE and BESP.

Subscription Fee Revenues

The Company's solutions are available as hosted solutions under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from a hosted solution are recognized monthly over the customer agreement term beginning on the date the Company's solution is made available to the customer. Additional fees for monthly usage above the levels included in the standard subscription fee, which include fees for transactions processed during the period, are recognized as revenue in the month when the usage amounts are determined and reported. Any revenues related to upfront implementation services are recognized ratably over the same customer agreement term. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

Professional Services Revenues

When professional services are not combined with subscription services or term licenses as a single unit of accounting, these professional services revenues are recognized as the services are performed. Revenues from professional services not combined with subscription services were not significant in the periods presented.

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. For each of the three months ended March 31, 2014 and 2013, revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.1 million. The out-of-pocket expenses are reported in cost of revenues.

Term Licenses and Maintenance Revenues

A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance, which entitles the customer to technical support and upgrades and updates to the software made available on a when-and-if-available basis, are accounted for under Accounting Standards Codification 985-605, "Software Revenue Recognition." The Company does not have VSOE of fair value for the maintenance and professional services so the entire arrangement consideration is recognized monthly over the term of the software license when all of the other revenue recognition criteria have been met. Revenues from term licenses and maintenance agreements were not significant in the periods presented.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel as well as reclassification of certain research and development expenses related to research and development personnel who perform services related to implementation and customer support. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

The amount of research and development expenses allocated to cost of revenues was $0.4 million for each of the three months ended March 31, 2014 and 2013.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $0.8 million for each of the three months ended March 31, 2014 and 2013.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through March 31, 2014, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

Research and Development Costs

Research and development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, third-party contractor expenses, software development tools, an allocation of facilities and depreciation expenses and other related expenses incurred in developing new solutions and upgrading and enhancing existing solutions. Research and development costs are expensed as incurred.

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million for the three months ended March 31, 2014. Advertising costs were insignificant for the three months ended March 31, 2013.

Sales Tax

The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company had no items of other comprehensive loss for the three months ended March 31, 2014 and 2013.

Stock-Based Compensation

Stock options awarded to employees, directors and consultants are measured at fair value at each grant date. The Company recognizes compensation expense ratably over the requisite service period of the option award. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2014, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company's Series A, B and C preferred stock are entitled, on a pari passu basis, to receive dividends when, as and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock or junior convertible preferred stock until such time as the total dividends paid on each share of Series A, B and C preferred stock is equal to the original issue price of the shares. Holders of junior convertible preferred stock are entitled to receive a pro rata share of any dividend declared, based on the number of shares of common and preferred stock outstanding. As a result, all series of the Company's preferred stock are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three months ended March 31, 2014 and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended March 31,
	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(5,566)	$(2,290)
Loss from discontinued operations attributable to common stockholders	—	(199)
Net loss attributable to common stockholders	$(5,566)	$(2,489)
Denominator:
Weighted-average common shares outstanding, basic and diluted	14,107	11,429

Loss from continuing operations per share, basic and diluted	$(0.39)	$(0.20)
Loss from discontinued operations per share, basic and diluted	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.39)	$(0.22)
Due to net losses for each of the three months ended March 31, 2014, and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended March 31,
	2014	2013
Redeemable convertible preferred stock:
Series A preferred stock	7,293	7,908
Series B preferred stock	1,677	1,818
Series C preferred stock	2,402	897
Junior preferred stock	1,154	1,251
Stock options	6,278	5,567
Total anti-dilutive common share equivalents	18,804	17,441
Recent Accounting Pronouncements

Based upon a review of new accounting standards released during the three months ended March 31, 2014, the Company did not identify any standard requiring adoption that would have a significant impact on the Company's condensed consolidated financial statements for the period.

3. Debt

In September 2008, the Company entered into a loan and security agreement with a financial institution to provide a line of credit and term loan facility. The loan and security agreement was amended periodically as the Company's operations grew, most recently in May 2012 when the line of credit was increased from $7.0 million to $10.0 million. Amounts borrowed under the line of credit which were deemed an accounts receivable advance accrued interest at an annual rate equal to the greater of the financial institution's prime rate plus 1.50%, or 5.50%. Amounts borrowed under the line of credit which were deemed a contract revenue advance accrued interest at an annual rate equal to the greater of the financial institution's prime rate plus 2.25%, or 6.25%. From January 1, 2013 through the April 2013 termination of the loan and security agreement, the Company paid interest of 5.50% on borrowings deemed accounts receivable advances, and made no borrowings deemed to be contract revenue advances. In April 2013, the Company entered into a new credit agreement with another financial institution at which time the Company paid and terminated this loan and security agreement.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

In April 2013, the Company entered into a secured credit facility agreement with Wells Fargo Bank, National Association, or Wells Fargo, which provides a line of credit of up to $25.0 million, or the Credit Facility. The amount that can be borrowed under the Credit Facility is limited to the lesser of $25.0 million or 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity, trailing twelve-month recurring revenues and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The terms of the Credit Facility require that the Company maintain advances of at least $5.0 million at all times. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. In April 2013, the Company drew an advance on the Credit Facility of $2.5 million to pay off its existing loan and security agreement with another institution. In June 2013, the Company drew an advance on the Credit Facility of $3.9 million to fund capital expenditures and secured a letter of credit for the benefit of the landlord of its new corporate headquarters in the amount of $3.0 million. On February 26, 2014 the Company drew an advance of $12.5 million on the Credit Facility, which was subsequently repaid in full on March 17, 2014. On March 24, 2014, the Company entered into Amendment Number One to the Credit Facility Agreement with Wells Fargo in connection with, and effective upon, the closing of the Company's initial public offering of shares of its common stock, or IPO, which occurred on March 25, 2014. The amendment primarily modified the definition of “Change of Control” in the Credit Facility agreement.

As of March 31, 2014, the Company had borrowings of $6.3 million and a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of up to $15.7 million, and the interest rate applicable to the Credit Facility was 4.7%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility agreement. For the three months ended March 31, 2014, the Company did not meet the minimum trailing twelve months EBITDA financial covenant as defined in the Credit Facility agreement and received a waiver from Wells Fargo for this violation. The Company was in compliance with all other financial covenants as of March 31, 2014.

4. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space for its corporate headquarters in Austin, TX under a non-cancelable operating lease that expires in April 2021, and the Company leases office space for a regional sales office in Atlanta, GA under a non-cancelable operating lease that expires in January 2016. In addition, the Company leases office space for its previous corporate headquarters in Austin, TX under two non-cancelable operating leases that expire in September 2014 and March 2015, and all of the rentable space covered by those leases has been sublet to tenants for substantially all of the remainder of the leases. Rent expense under operating leases was $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
Capital Lease Commitments
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from April 2014 through May 2017, and the leases are secured by the underlying leased property and equipment.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

5. Stockholder's Equity
Initial Public Offering

On March 25, 2014, the Company completed its IPO of 7,761 shares of common stock at $13.00 per share. The total shares sold in the IPO included 1,511 shares sold by selling stockholders. After deducting the payment of underwriters' discounts and commissions and offering costs, the net proceeds to the Company from the sale of shares in the offering were approximately $72.6 million.

Conversion of Redeemable Common and Preferred Stock

Immediately prior to the closing of the IPO, which occurred on March 25, 2014, each share of the Company's outstanding preferred, junior preferred and redeemable common stock was converted into one share of undesignated common stock. The following table presents the conversion of all classes of stock on March 25, 2014:

	Prior to Conversion	Subsequent to Conversion
Convertible preferred stock
Series A	7,908	—
Series B	1,818	—
Series C	2,605	—
Redeemable common stock	3,829	—
Junior preferred stock	1,251	—
Undesignated common stock	—	17,412

6. Stock-Based Compensation
In March 2014, the Company's board of directors approved the 2014 Equity Incentive Plan, or 2014 Plan, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. Shares of common stock that are issued and available for issuance under the 2014 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
A total of 1,850 shares of our common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors. This reserve is automatically increased to include any outstanding shares under our 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under our 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 115 shares available under the 2007 Plan were transferred to the 2014 Plan providing a total of 1,965 shares of common stock allocated for issuance under the plan. As of March 31, 2014, options to purchase a total of 72 shares of common stock have been granted under the 2014 Plan, and 1,893 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of March 31, 2014, a total of 9,213 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 115 shares that were available for future issuance under the 2007 Plan at such time automatically increased the share reserve under the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.2 - 2.1%	0.8%
Expected life (in years)	3.8 - 6.8	4.8
Expected volatility	45.1 - 45.2%	49.4%
Dividend yield	—	—
Weighted-average grant date fair value per share	$5.39	$2.94
Stock option activity during the three months ended March 31, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2014	5,422	$2.76
Granted	1,824	8.53
Exercised	(958)	0.98
Forfeited	(10)	6.19
Balance as of March 31, 2014	6,278	$4.71
The summary of stock options outstanding as of March 31, 2014 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29	509	$0.29	3.9	509	$0.29	3.9
$0.35	720	0.35	3.9	720	0.35	3.9
$0.54 - $0.84	605	0.74	5.8	573	0.73	5.8
$1.74 - $3.10	1,196	2.80	7.6	758	2.70	7.6
$4.00 - $7.82	1,424	6.87	6.4	324	5.91	6.4
$8.35 - $13.00	1,824	8.53	6.8	—	—	0
	6,278	$4.71	6.2	2,884	$1.66	5.5
The aggregate intrinsic value of stock options exercised during each of the three months ended March 31, 2014 and 2013 was $7.5 million and $0.8 million, respectively. The total fair market value of stock options vested during each of the three months ended March 31, 2014 and 2013 was $0.4 million and $0.3 million, respectively. As of March 31, 2014, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $13.5 million, which the Company expects to recognize over the next 3.5 years.
7. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three months ended March 31, 2014, is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

For the three months ended March 31, 2014, the Company’s provision for income taxes reflected an effective tax rate of approximately 0.3%. For the three months ended March 31, 2014, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for the full amount of its deferred tax assets, as it is not more likely than not that any future benefit from deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards will be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had no unrecognized tax benefits as of March 31, 2014. The Company’s tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

8. Discontinued Operations
On March 1, 2013, the Company distributed all of the shares of a subsidiary to the Company's stockholders in a spin-off. However, since all shares of the subsidiary were distributed in 2013, the Company's condensed consolidated statements of operations and statements of cash flows have been presented to show the discontinued operations of the subsidiary separately from continuing operations for all periods presented. Since the transaction was between entities under common control, the distribution of the shares of the subsidiary did not result in a gain or loss on distribution as it was recorded at historical carrying values.
9. Subsequent Events
Underwriter's Exercise Of Option to Purchase Additional Shares
On April 2, 2014, pursuant to the terms of our IPO, which occurred on March 25, 2014, the underwriters exercised their option to purchase an additional 1,164 shares to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and estimated offering costs, the Company estimates that net proceeds to the Company from the sale of shares will be approximately $13.8 million.
Use of Proceeds to Pay Debt
On April 22, 2014, the Company paid approximately $4.3 million to Wells Fargo to repay outstanding indebtedness under the Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” or “would” or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014, related to our initial public offering, or IPO.
Overview

We are a leading provider of secure, cloud-based virtual banking solutions. We enable regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services and engage more effectively with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose-built our solutions to deliver a compelling, consistent user experience across digital channels and drive the success of our customers by extending their local brands, enabling improved account holder retention and creating incremental sales opportunities.

The effective delivery and management of secure and advanced virtual banking solutions in the complex and heavily-regulated financial services industry require significant resources, personnel and expertise. We provide virtual banking solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our RCFI customers. Our solutions deliver to account holders a unified virtual banking experience across online, mobile, voice and tablet channels by leveraging a common platform that integrates our solutions with each other and with our customers' other internal and third-party systems. In addition, we design our solutions and our data center infrastructure to comply with stringent security and technical regulations applicable to financial institutions and to safeguard our customers and their account holders through features such as real-time risk and fraud analytics.

We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements. Our customers have numerous account holders, and those account holders can represent one or more registered users on our solutions. We price our solutions based on the number of solutions purchased by our customers and the number of registered users utilizing our solutions. We earn additional revenues based on the number of bill-pay and certain other transactions that registered users perform on our virtual banking solutions in excess of the levels included in our standard subscription fee. As a result, our revenues grow as our customers buy more solutions from us and increase the number of registered users utilizing our solutions and as those users increase their number of transactions on our solutions.

We have achieved significant growth since our inception. During each of the past three years, our average number of registered users per installed customer has grown, and we have been able to sell additional solutions to existing customers. Our revenues per installed customer and per registered user vary period-to-period based on the length and timing of customer implementations, changes in the average number of registered users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by registered users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing.

We believe we have a significant opportunity to continue to grow our business, and we intend to invest across our organization to increase our revenues and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.

If we are successful in growing our revenues by increasing the number and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the number of registered users for existing customers will improve our margins. However, we do not have any control or influence over whether account holders elect to become registered users of our customers' virtual banking services.

We sell our solutions primarily through our professional sales organization. Our target market of over 13,500 RCFIs is well-defined as a result of applicable governmental regulations. As a result, we are able to effectively concentrate our sales and marketing efforts on these readily-identifiable financial institutions. We intend to add sales representatives for both banks and credit unions across the U.S. We also expect to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.

We seek to help our RCFI customers succeed by providing advanced virtual banking solutions that allow our customers to distinguish themselves from competing financial institutions and better engage with their account holders. We believe that we successfully compete in our market due to our deep domain expertise, reputation for innovation and the quality, breadth and integration of our solutions and common platform. We have made significant investments, and intend to increase investments, in technology innovation and software development as we enhance our solutions and platform and increase or expand the number of solutions that we offer to RCFIs and their account holders.

We believe that delivery of consistent, high-quality customer support is a significant driver of RCFI purchasing and renewal decisions. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer service organization, which we staff with personnel who are motivated by our common mission of using technology to help RCFIs succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As we grow our business, we must continue to invest in and grow our services organization to support our customers' needs and maintain our reputation.

On March 25, 2014, we completed our IPO of 7,761 shares of common stock at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414 of such shares, and existing stockholders sold an aggregate of 1,511 of such shares. The IPO generated net proceeds to us of approximately $86.4 million, after deducting $10.0 million in underwriting discounts, commissions and offering costs, which have been recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $4.3 million of our outstanding indebtedness under our Credit Facility.

Key Operating Measures

In addition to the GAAP measures described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts:

Installed Customers

We define installed customers as the number of customers from which we are currently recognizing revenues. The average size of our installed customers, measured in both registered users per installed customer and revenues per installed customer, has increased over time as our existing installed customers continue to add registered users and buy more solutions from us, and as we add larger RCFIs to our installed customer base. The rate at which we add installed customers varies based on our implementation capacity, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We had 334, 299 and 249 installed customers as of December 31, 2013, 2012 and 2011, respectively.

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 3.1 million, 2.4 million and 1.1 million registered users as of December 31, 2013, 2012 and 2011, respectively. Registered users at March 31, 2014 were 3.5 million compared to 2.6 million at March 31, 2013.

Revenue Retention Rate

We believe that our ability to retain our installed customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year from customers who were installed customers as of December 31st of the prior year, expressed as a percentage of the total revenues during the prior year from those installed customers. Our revenue retention rate provides insight into the impact on current year revenues of the number of new customers implemented during the prior year, the timing of our implementation of those new customers in the prior year, growth in the number of registered users and changes in their usage of our solutions, sales of new products and services to our existing installed customers during the current year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they become installed customers. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our revenue retention rate was 128%, 136% and 126% for the years ended December 31, 2013, 2012, and 2011, respectively.

Churn

We utilize churn to monitor the satisfaction of our clients and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual churn of 3.5%, 3.6% and 5.4% for the years ended December 31, 2013, 2012 and 2011, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, provision for income taxes and total other expense, net, unoccupied lease charges, and disposal of long-lived assets. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•
our management uses adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance;

•
adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•	our investor and analyst presentations include adjusted EBITDA as a supplemental measure of our overall operating performance.

Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and adjusted EBITDA does not reflect cash requirements for such replacements;

•	adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that could reduce cash available for use; and

•	other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(5,566)	$(2,489)
Depreciation and amortization	999	638
Stock-based compensation expense	918	334
Loss from discontinued operations, net of tax	—	199
Provision for income taxes	18	5
Total other expense, net	207	51
Adjusted EBITDA	$(3,424)	$(1,262)

Components of Operating Results

Revenues

All of our revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the substantial majority of our revenues from subscription fees for the use of our solutions hosted in our data centers as well as revenues for implementation and customer support services related to our solutions. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements, and we recognize the corresponding revenues over the term of those customer agreements.

Subscription fees are based on the number of solutions purchased by our customers, the number of registered users and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed and recognized monthly over the term of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. We begin recognizing subscription fees on the date a solution is implemented and made available to the customer. The timing of our implementations vary period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial agreement term beginning on the date we commence recognizing subscription fees. Amounts that have been invoiced but not paid are recorded in accounts receivable and in revenues or deferred revenues, depending on whether our revenue recognition criteria have been met.

We consider subscription fees to be fixed or determinable unless the fees are subject to refund or adjustment or are not payable within our standard payment terms. In determining whether collection of subscription fees is reasonably assured, we consider financial and other information about customers, such as a customer's current credit-worthiness and payment history over time. Historically, our bad debt expenses have not been significant.

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel as well as a reclassification of costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, an allocation of general overhead costs and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

The amount of research and development costs reclassified to cost of revenues was $0.4 million for each of the three months ended March 31, 2014 and 2013.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. For each of the three months ended March 31, 2014 and 2013, we capitalized implementations costs in the amount of $0.8 million.

We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. We expect cost of revenues to continue to grow in absolute dollars as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. We intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, benefits, bonuses and stock-based compensation. Additional expenses relate to advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead.

Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly-hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the life of the customer agreement.

Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual user conference which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. We believe these investments will help us build brand awareness, add new customers and expand sales to our existing customers as they continue to buy more solutions from us, the number of registered users utilizing our solutions grows, and those users increase the number of transactions on our solutions.

Research and Development

We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. Research and development expenses include salaries and personnel-related costs, including benefits, bonuses and stock-based compensation, third-party contractor expenses, software development costs, allocated overhead and other related expenses incurred in developing new solutions and enhancing existing solutions. Research and development expenses are expensed as incurred. To date, software development costs eligible for capitalization have not been significant. Accordingly, we have not capitalized any software development costs, and we do not anticipate capitalizing any such costs in the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. Additional expenses include consulting and professional fees, insurance and travel. We expect our general and administrative expenses to increase as a result of our operating as a newly public company. These expenses will include costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other regulations governing public companies, increased costs of directors' and officers' liability insurance, increased professional services expenses and costs associated with enhanced investor relations activities.

Total Other Expense, Net

Total other expense, net, consists primarily of interest income and expense. We earn interest income on our cash and cash equivalents and expect interest income to increase due to the increase in our cash and cash equivalents as a result of our IPO. Interest expense consists primarily of the interest incurred on outstanding borrowings under our Credit Facility. We expect interest expense to decrease in future periods as we have utilized a portion of the proceeds from our IPO to pay down a portion of our Credit Facility.

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three months ended March 31, 2014 and 2013.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues	$16,834	$12,834
Cost of revenues(1)(2)	10,212	7,807
Gross profit	6,622	5,027
Operating expenses:
Sales and marketing(2)	5,509	3,060
Research and development(2)	2,736	1,866
General and administrative(2)	3,718	2,335
Total operating expenses	11,963	7,261
Loss from operations	(5,341)	(2,234)
Total other expense, net	(207)	(51)
Loss before income taxes	(5,548)	(2,285)
Provision for income taxes	(18)	(5)
Loss from continuing operations	(5,566)	(2,290)
Loss from discontinued operations, net of tax(3)	—	(199)
Net loss	$(5,566)	$(2,489)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended March 31,
	2014	2013
Research and development costs reclassified into cost of revenues	$368	$422

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$126	$61
Sales and marketing	167	39
Research and development	107	59
General and administrative	518	175
Total stock-based compensation expenses	$918	$334

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax, reflects the financial results of this divested subsidiary.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	60.7	60.8
Gross profit	39.3	39.2
Operating expenses:
Sales and marketing(2)	32.7	23.9
Research and development(2)	16.3	14.5
General and administrative(2)	22.1	18.2
Total operating expenses	71.1	56.6
Loss from operations	(31.8)	(17.4)
Total other expense, net	(1.2)	(0.4)
Loss before income taxes	(33.0)	(17.8)
Provision for income taxes	(0.1)	—
Loss from continuing operations	(33.1)	(17.8)
Loss from discontinued operations, net of tax(3)	—	(1.6)
Net loss	(33.1)%	(19.4)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended March 31,
	2014	2013
Research and development costs reclassified into cost of revenues	2.2%	3.3%

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	0.8%	0.5%
Sales and marketing	1.0	0.3
Research and development	0.6	0.4
General and administrative	3.1	1.4
Total stock-based compensation expenses	5.5%	2.6%

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,
	2014		2013		Change
		% of Revenues		% of Revenues
	Amount		Amount		$	(%)
Revenues	$16,834	100.0%	$12,834	100.0%	$4,000	31.2%

Revenues increased by $4.0 million, or 31.2%, from $12.8 million for the three months ended March 31, 2013 to $16.8 million for the three months ended March 31, 2014. Of this increase, $3.2 million was generated from the growth in new registered users from existing customers and the addition of registered users from new installed customers. The remaining $0.8 million of increase was generated from increases in the number of transactions using our solutions. In particular, the number of registered users on our solutions increased from 2.6 million at March 31, 2013 to 3.5 million at March 31, 2014.

Cost of Revenues

	Three Months Ended March 31,
	2014		2013		Change
		% of Revenues		% of Revenues
	Amount		Amount		$	(%)
Cost of revenues	$10,212	60.7%	$7,807	60.8%	$2,405	30.8%

Cost of revenues increased by $2.4 million, or 30.8%, from $7.8 million for the three months ended March 31, 2013 to $10.2 million for the three months ended March 31, 2014. This increase was primarily attributable to a $1.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $0.7 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer base, and a $0.5 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in and new registered users and transactions processed on our solutions.

We defer certain payroll costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the same period in which the related revenue is recognized. Additionally, we invested in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments in capacity and process improvement to provide opportunities for future expansion of our gross margin as we begin to achieve economies of scale.

Operating Expenses

	Three Months Ended March 31,
	2014		2013		Change
		% of Revenues		% of Revenues
	Amount		Amount		$	(%)
Sales and marketing	$5,509	32.7%	$3,060	23.9%	$2,449	80.0%
Research and development	2,736	16.3%	1,866	14.5%	$870	46.6%
General and administrative	3,718	22.1%	2,335	18.2%	$1,383	59.2%
Total operating expenses	$11,963	71.1%	$7,261	56.6%

Sales and Marketing

Sales and marketing expenses increased by $2.4 million, or 80.0%, from $3.1 million for the three months ended March 31, 2013, to $5.5 million for the three months ended March 31, 2014. This increase was primarily attributable to a $1.8 million increase in personnel costs due to the growth of our sales and marketing organizations. Travel and other employee related expenses increased by $0.3 million due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives. Discretionary marketing spend increased by $0.2 million primarily due to our increased advertising efforts to drive brand awareness and our expanded marketing efforts to attract new customers and retain and grow existing customers. Sales and marketing expenses increased by $0.1 million due to an increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments from our new corporate facility. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

Research and development expenses increased by $0.9 million, or 46.6%, from $1.9 million for the three months ended March 31, 2013, to $2.7 million for the three months ended March 31, 2014. This increase was attributable to a $0.8 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions and a $0.1 million increase in facilities and other overhead costs which were allocated to the increased personnel in our research and development departments from our new corporate facility. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

General and Administrative

General and administrative expenses increased by $1.4 million, or 59.2%, from $2.3 million for the three months ended March 31, 2013, to $3.7 million for the three months ended March 31, 2014. The increase in general and administrative expenses was attributable to a $1.3 million increase in personnel costs to support the growth of our business and preparation for our IPO, which was completed during the first quarter of 2014. General and administrative expenses increased by $0.1 million due to an increase of facilities and overhead costs which were allocated to the increased personnel in our general and administrative departments from our new corporate facility. We anticipate that general and administrative expenses will increase in absolute dollars in the future as a result of becoming a public company. General and administrative expenses will include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments in growing our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuation based on the timing of our sales. Sales may tend to be lower in the first quarter of each year than in subsequent quarters but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also vary period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of interaction between our customers and their account holders. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure a successful roll-out of the solutions to account holders and increase the registration of new users. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of equity securities in our IPO, borrowings under credit facilities, and cash flows from operations. At March 31, 2014, our principal sources of liquidity were cash and cash equivalents of $86.7 million and $15.7 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,498)	$(1,633)
Investing activities	(1,830)	(2,712)
Financing activities	74,326	18,947
Net increase in cash and cash equivalents	$67,998	$14,602

Cash Flows from Operating Activities

Cash used in operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase the number of installed customers.

For the three months ended March 31, 2014, our net cash and cash equivalents used in operating activities were $4.5 million, which consisted of a net loss of $5.6 million and cash outflows from changes in operating assets and liabilities of $1.9 million, partially offset by non-cash adjustments of $3.0 million. Cash outflows were the result of net decreases in accounts payable and accrued liabilities of $3.7 million due to the timing of payments for prior year bonuses and commissions and the expansion of our technical infrastructure to support our customer growth, and a $2.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period. Cash inflows are the result of a $3.3 million decrease in accounts receivable due to the timing of billings in the previous quarter and increased collection efforts in the current quarter, and a net change in other assets and liabilities of $0.8 million. Non-cash items consisted primarily of $1.0 million of depreciation and amortization expense due to growth in our fixed asset base, $1.0 million of amortization of deferred implementation and deferred solution and other costs and $0.9 million of stock based compensation expense.

For the three months ended March 31, 2013, our net cash and cash equivalents used in operating activities were $1.6 million, which primarily consisted of a net loss of $2.5 million and cash outflows from changes in operating assets and liabilities of $0.7 million, partially offset by non-cash adjustments of $1.8 million. Cash outflows were the result of a $2.7 million increase in prepaid expenses and other current assets and a net decrease of $0.8 million in accounts payable and accrued liabilities, due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure, and $1.0 million in changes in other operating assets and liabilities. Cash inflows were primarily the result of an increase in other long-term liabilities of $3.8 million due to an increase in deferred rent for our new corporate headquarters. Non-cash items consisted primarily of $0.6 million of depreciation and amortization expense due to growth in our fixed asset base, $0.6 million of amortization of deferred implementation and deferred solution and other costs, $0.3 million of stock based compensation expense and $0.2 million of loss from our discontinued operation.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the three months ended March 31, 2014, net cash used in investing activities was $1.8 million, consisting primarily of the purchase of property and equipment for our data center and other technical infrastructure.

For the three months ended March 31, 2013, net cash used in investing activities was $2.7 million, consisting primarily of $2.2 million for leasehold improvements for our new facility, $0.4 million for the purchase of equipment for our data center and other technical infrastructure to support our expanding operations and $0.1 million for the purchase of intellectual property.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of preferred stock, issuance of common stock in our IPO, proceeds from the exercises of options to purchase common stock and payments on capital lease obligations as well as proceeds from, and repayments on, our Credit Facility.

For the three months ended March 31, 2014, net cash provided by financing activities was $74.3 million, consisting primarily of proceeds from the completion of our IPO, which occurred on March 25, 2014. We received $73.6 million in net proceeds from our IPO after deducting the payment of underwriters' discounts, commissions and offering costs paid through March 31, 2014. We made draws of $12.5 million on our Credit Facility and we received $0.9 million from the exercise of stock options. We made payments of $12.5 million on our Credit Facility and $0.2 million on capital lease obligations.

For the three months ended March 31, 2013, net cash provided by financing activities was $18.9 million, consisting primarily of proceeds from the issuance of our Series C preferred stock.

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014, except for the amendment to our line of credit agreement with Wells Fargo, as described below.

On March 24, 2014, we entered into Amendment Number One to the Credit Agreement with Wells Fargo in connection with, and effective upon, the closing of our IPO, which occurred on March 25, 2014. The amendment primarily modified the definition of “Change of Control” in the Credit Agreement dated April 11, 2013 by and among our company, its subsidiary, the lenders named therein and Wells Fargo as administrative agent.

The Credit Agreement is collateralized by substantially all of our assets and requires that we maintain certain financial covenants as provided in the Credit Agreement. For the three months ended March 31, 2014, we did not meet the minimum trailing twelve months EBITDA financial covenant as defined in the Credit Agreement and received a waiver from Wells Fargo for this violation. We were in compliance with all other financial covenants as of March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Accounts receivable, net;

•	Stock-based compensation; and

•	Income taxes.

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this quarterly report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies or estimates which were included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements

Based upon a review of new accounting standards released during the three months ended March 31, 2014, we did not identify any standard requiring adoption that would have a significant impact on our condensed consolidated financial statements for the period.

JOBS Act
The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain one until as late as December 31, 2019.
As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For each of the three months ended March 31, 2014 and 2013, a 10% change in either the LIBOR or prime rate would not have had a material impact on our condensed consolidated balance sheets or statements of operations.

Foreign Currency Risk

Our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates. We bill our customers in U.S. dollars and receive payment in U.S. dollars, and substantially all of our operating expenses are denominated in U.S. dollars. If we grow sales of our solutions outside the U.S., our agreements with foreign customers may not be denominated in U.S. dollars, and we may become subject to changes in currency exchange rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors

            Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by any of the risks and uncertainties described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

We have experienced rapid growth in recent periods, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $12.8 million for the three months ended March 31, 2013 to $16.8 million for the three months ended March 31, 2014. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically-dispersed across the U.S. will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

If the market for our cloud-based virtual banking solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.

Use of and reliance on cloud-based virtual banking solutions is at an early stage, and we do not know whether RCFIs will continue to adopt virtual banking solutions such as ours in the future, or whether the market will change in ways that we do not anticipate. Many RCFIs have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. Furthermore, some RCFIs may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause RCFIs to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which would harm our operating results. If RCFIs are unwilling to transition from their legacy systems, the demand for our virtual banking solutions and related services could decline and adversely affect our business, operating results and financial condition.

Our future success also depends on our ability to sell additional solutions and enhanced solutions to our current customers. As we create new solutions and enhance our existing solutions to support new technologies and devices, these solutions and related services may not be attractive to customers. In addition, promoting and selling these new and enhanced solutions may require increasingly costly sales and marketing efforts, and if customers choose not to adopt these solutions, our business could suffer.

Our business could be adversely affected if our customers are not satisfied with our virtual banking solutions or our systems and infrastructure fail to meet their needs.

Our business depends on our ability to satisfy our customers and meet their virtual banking needs. Our customers use a variety of network infrastructure, hardware and software and our virtual banking solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.

If the use of our virtual banking solutions increases, or if our customers demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including implementation and customer support services, to serve our growing customer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose customers, and our operating results may be negatively impacted.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We began our operations in March 2005. Our limited operating history makes it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting the future growth of our customer base, the number of our customers' account holders and the number of users registered to use our solutions as well as the number of transactions that registered users perform on our solutions. In addition, we have and may continue to face challenges with our infrastructure, services organization and related expenses, market acceptance of our existing and future solutions, competition from established companies with greater financial and technical resources as well as new competitive entrants, acquiring and retaining customers, managing customer implementations and developing new solutions. We cannot assure you that we will be successful in addressing these difficulties and other challenges we may face in the future.

The markets in which we participate are intensely competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.

We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including Digital Insight Corporation (acquired by NCR Corporation), First Data Corporation and ACI Worldwide, Inc. in the online, consumer and small business banking space and Fundtech Ltd., ACI Worldwide, Inc., Clear2Pay NV/SA and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development.

We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell virtual banking solutions, acquire one of our competitors or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer virtual banking applications at little or no additional cost to the customer by bundling them with their existing applications, including adjacent banking technologies and core processing software. New entrants to the market might also include non-banking providers of payment solutions and other technologies. Competition from these new entrants may make our business more difficult and adversely affect our results.

If we are unable to compete in this environment, sales and renewals of our virtual banking solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the virtual banking solutions market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. Our industry has experienced consolidation. For example, in January 2014, NCR Corporation acquired Digital Insight Corporation. We believe that our industry could experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.

If we are unable to effectively integrate our solutions with other systems used by our customers and prospective customers, or if there are performance issues with such third-party systems, our solutions will not operate effectively and our operations will be adversely affected.

The functionality of our solutions depends on our ability to integrate with other third-party systems used by our customers, including core processing software. Certain providers of these third-party systems also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these customer integrations.

Our business may be harmed if any of our third-party providers:

•	change the features or functionality of their applications and platforms in a manner adverse to us;

•	discontinue or limit our solutions' access to their systems;

•	terminate or do not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modify their terms of service or other policies, including fees charged to, or other restrictions on, us or our customers;

•	establish more favorable relationships with one or more of our competitors, or acquire one or more of our competitors and offer competing services; or

•	otherwise have or develop their own competitive offerings.

Such changes could limit or prevent us from integrating our solutions with these third-party systems, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party software as a result of changes to or restricted access to the software by such third parties during the terms of existing agreements with customers using such third-party software, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any third-party software providers experience an outage, our virtual banking solutions integrated with such software will not function properly or at all, and our customers may be dissatisfied with our virtual banking solutions. If the software of such third-party providers have performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our virtual banking solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider's services was unreliable or if a provider were to limit such customer's access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.

Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions and to enable our RCFI customers to comply with the laws and regulations applicable to them could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.

Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our virtual banking solutions. As a provider of technology to RCFIs, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to RCFIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal and state regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to RCFIs. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. If we have to make changes to our internal processes and solutions as result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

This evolving, complex and often unpredictable regulatory environment could result in our failure to provide compliant solutions, which could result in customers' not purchasing our solutions or terminating their agreements with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state and/or foreign agencies may attempt to further regulate our activities in the future. For example, Congress could enact legislation to regulate providers of electronic commerce services as retail financial services providers or under another regulatory framework. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

If our or our customers' security measures are compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.

Our operations involve access to and transmission of proprietary information and data and transaction details of our customers and their account holders. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial institutions, their account holders and virtual banking providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their account holders. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. If security measures are compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their account holders, malfeasance or stolen or fraudulently obtained log-in credentials, our reputation could be damaged, our business may be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their account holders. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

Federal and state regulations may require us to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

In addition, some of our customers contractually require notification of any data security compromise and include representations and warranties that our solutions comply with certain regulations related to data security and privacy. Although our customer agreements typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy of or denial of coverage under our insurance policies, litigation to pursue claims under our policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

•	the addition or loss of customers, including through acquisitions, consolidations or failures;

•	the amount of use of our solutions in a period and the amount of any associated revenues and expenses;

•	budgeting cycles of our customers and changes in spending on virtual banking solutions by our current or prospective customers;

•	seasonal variations in sales of our solutions, which may be lowest in the first quarter of the calendar year;

•
changes in the competitive dynamics of our industry, including consolidation among competitors, changes to pricing or the introduction of new products and services that limit demand for our virtual banking solutions or cause customers to delay purchasing decisions;

•	the amount and timing of cash collections from our customers;

•	long or delayed implementation times for new customers or other changes in the levels of customer support we provide;

•
the timing of customer payments and payment defaults by customers, including any buyouts by customers of the remaining term of their contracts with us in a lump sum payment that we would have otherwise recognized over the term of those contracts;

•	the amount and timing of our operating costs and capital expenditures;

•	changes in tax rules or the impact of new accounting pronouncements;

•
general economic conditions that may adversely affect our customers' ability or willingness to purchase solutions, delay a prospective customer's purchasing decision, reduce our revenues from customers or affect renewal rates;

•	unexpected expenses such as those related to litigation or other disputes;

•	the timing of stock awards to employees and related adverse financial statement impact of having to expense those stock awards over their vesting schedules; and

•	the amount and timing of costs associated with recruiting, hiring, training and integrating new employees, many of whom we hire in advance of anticipated needs.

Moreover, our stock price might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our common stock could decline substantially.

We have a history of losses, and we do not expect to be profitable for the foreseeable future.

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $5.6 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $50.3 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, it may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

Our sales cycle can be unpredictable, time-consuming and costly, which could harm our business and operating results.

Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our solutions. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors and lasts from six to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners.

Events affecting our customers' businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.

We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption will have on our revenues or operating results.

We have limited experience with respect to determining the optimal prices for our solutions. As the markets for our existing solutions develop, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large or influential RCFIs may demand more favorable pricing or other contract terms. As a result, in the future we may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial subscription term, and our customers may renew for fewer solutions or on different pricing terms, if at all. Since the average initial term of our customer agreements is over five years and we only began selling our solutions in 2005, we have limited historical data with respect to rates of customer subscription renewals, so we cannot be certain of our pricing model for renewals or the accuracy of our anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our pricing or our solutions or their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer. As we create new solutions or enhance our existing solutions to support new technologies and devices, our pricing of these solutions and related services may be unattractive to customers or fail to cover our costs.

Defects or errors in our virtual banking solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.

Our virtual banking solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial institutions like us, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.

Any such errors, defects, other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us to remedy, damage our customers' businesses and harm our reputation. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation and adverse publicity. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.

Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise. If we do not complete our periodic maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds or pay penalties. Because our solutions are often customized and deployed on a customer-by-customer basis, rather than through a multi-tenant SaaS method of distribution, applying bug fixes, upgrades or other maintenance services may require updating each instance of our software, which could be time consuming and cause us to incur significant expense. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solutions from operating properly. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain customers and harm our results of operations.

Failures or reduced accessibility of third-party hardware and software on which we rely could impair the delivery of our solutions and adversely affect our business.

We rely on hardware that we purchase or lease and software that we develop or license from, or that is hosted by third parties, to offer our virtual banking solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. While we are not substantially dependent upon any third party hardware or software, the loss of the right to use all or a significant portion of our third party hardware or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.

Any errors or defects in the hardware or software we use could result in errors, interruptions or a failure of our solutions. Although we believe that there are alternatives, any significant interruption in the availability of all or a significant portion of such hardware or software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Furthermore, this hardware and software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of this hardware or software could limit access to our solutions. Additionally, we rely upon third parties' abilities to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our solutions in the event that such software becomes obsolete or incompatible with future versions of our solutions or is otherwise not adequately maintained or updated.

We depend on data centers operated by third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.

We currently serve our customers from two third-party data center hosting facilities located in Austin, Texas and Dallas, Texas. The owners and operators of these current and future facilities do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems, including problems resulting from our anticipated data center migration. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities, and such facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' account holders from accessing their accounts online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities and support.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions' reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry could harm our business.

All of our revenues are derived from RCFIs. RCFIs have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In the recent past, many RCFIs have failed, merged or been acquired. Failures and consolidations may continue, and there are very few new RCFIs being created. Further, if our customers merge with or are acquired by other entities such as financial institutions that have in-house developed virtual banking solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger RCFIs that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. In addition, any downturn in the financial services industry may cause our customers to reduce their spending on virtual banking solutions or to seek to terminate or renegotiate their contracts with us. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

Because we recognize revenues from our virtual banking solutions over the terms of our customer agreements, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results, and rapid growth in our customer base may adversely affect our operating results in the short term since we expense a substantial portion of implementation costs as incurred.

We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period.

Additionally, we recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize a portion of implementation expenses as incurred even though we recognize the related revenues over extended periods. As a result, we may report poor operating results in periods in which we are incurring higher implementation expenses related to revenues which we will recognize in future periods. Alternatively, we may report better operating results in periods due to lower implementation expenses, but such lower expenses may be indicative of slower revenue growth in future periods. As a result, our expenses may fluctuate as a percentage of revenues and changes in our business generally may not be immediately reflected in our results of operations.

As the number of customers that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.

We may face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, our customers typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers' implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of registered users or any difficulties or delays in implementation processes could cause customers to delay or forgo future purchases of our solutions, which would adversely affect our business, operating results and financial condition.

Shifts over time in the number of account holders and registered users of our solutions, their use of our solutions and our customers' implementation and customer support needs could negatively affect our profit margins.

Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of account holders and registered users on our solutions, the frequency and volume of their use of our solutions and the level of customer support services required by our customers. For example, our services offerings typically have a much higher cost of revenues than subscriptions to our solutions, so any increase in sales of services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and operating results. If we are unable to increase the number of registered users and the number of transactions they perform on our solutions, the types of RCFIs that purchase our solutions changes, or the mix of solutions purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

If we fail to provide effective customer training on our virtual banking solutions and high-quality customer support, our business and reputation would suffer.

Effective customer training on our virtual banking solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions and for the renewal of existing customer agreements. Providing this training and support requires that our customer training and support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our training and support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve any post-implementation issues and provide effective ongoing customer support, our ability to sell additional solutions to existing and future customers could suffer and our reputation would be harmed.

If we fail to respond to evolving technological requirements or introduce adequate enhancements and new features, our virtual banking solutions could become obsolete or less competitive.

The market for our solutions is characterized by rapid technological advancements, changes in customer requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large financial institutions could undermine our current market position. Other means of digital or virtual banking may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of, and services provided by, RCFIs may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective.

The success of any enhanced or new solution depends on several factors, including timely completion, adequate testing and market release and acceptance of the solution. Any new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate customer requirements or work with our customers successfully on implementing new solutions or features in a timely manner or enhance our existing solutions to meet our customers' requirements, our business and operating results may be adversely affected.

If we fail to effectively expand our sales and marketing capabilities and teams, including through partner relationships, we may not be able to increase our customer base and achieve broader market acceptance of our solutions.

Increasing our customer base and achieving broader market acceptance of our virtual banking solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.

In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationship with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, in particular our Chief Executive Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our customers and the pace of technology changes impacting our customers and their account holders. We may terminate any employee's employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers' employment agreements. The loss of one or more of our key employees could harm our business.

Because competition for key employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our operations and future growth.

Competition for executive officers, software developers and other key employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Our research and development organization is principally located in Austin, Texas, where competition for software development and engineering personnel is intense. We may have difficulty hiring and retaining suitably skilled personnel or expanding our research and development organization. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, upon the expiration of the lock-up period related to our IPO, many of our existing employees may exercise vested options and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.

Our failure to comply with laws and regulations related to the Internet and mobile usage could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.

We and our customers are subject to laws and regulations applicable to doing business over the Internet and through the use of mobile devices. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes apply to the Internet and mobile usage, as these laws have in some cases failed to keep pace with technological change. Laws governing the Internet could also impact our business or the business of our customers. For instance, existing and future regulations on taxing Internet use, pricing, characterizing the types and quality of services and products or restricting the exchange of information over the Internet or mobile devices could result in reduced growth of our business, a general decline in the use of the Internet by financial service institutions or their account holders, diminished viability of our solutions and could significantly restrict our customers' ability to use our solutions. Changing federal and state laws and regulations, industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects on our and our customers' businesses. Any such constraint on the growth in Internet and mobile usage could decrease its acceptance as a medium of communication and commerce or result in increased adoption of new modes of communication and commerce that may not be supported by our solutions. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our customers' account holder information, which, among other things, could negatively affect our ability to satisfy our customers' needs.

We collect and store personal and identifying information regarding our customer's account holders to enable certain functionality of our solutions and provide our customers with data about their account holders. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our collection, storage and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. While 46 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our businesses. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the collecting, storing and processing of personal information were to be curtailed, our solutions would be less effective, which may reduce demand for our solutions and adversely affect our business.

Any use of our virtual banking solutions by our customers in violation of regulatory requirements could damage our reputation and subject us to additional liability.

If our customers or their account holders use our virtual banking solutions in violation of regulatory requirements and applicable laws, we could suffer damage to our reputation and could become subject to claims. We rely on contractual obligations made to us by our customers that their use and their account holders' use of our solutions will comply applicable laws. However, we do not audit our customers or their account holders to confirm compliance. We may become subject to or involved with claims for violations by our customers or their account holders of applicable laws in connection with their use of our solutions. Even if claims asserted against us do not result in liability, we may incur costs in investigating and defending against such claims. If we are found liable in connection with our customers' or their account holders' activities, we could incur liabilities and be required to redesign our solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

Lawsuits by third parties against us and our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could results in significant expenses and harm our operating results.

Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Furthermore, our customer agreements typically require us to indemnify our customers against liabilities incurred in connection with claims alleging our solutions infringe the intellectual property rights of a third party. From time to time, we have been involved in disputes related to patent and other intellectual property rights of third parties, none of which have resulted in material liabilities. We expect these types of disputes to continue to arise in the future. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. There can be no assurances that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have an adverse effect on our business, operating results and financial condition.

Furthermore, our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger patent portfolios than we have. From time to time, we have received and may continue to receive threatening letters or notices or in the future may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others, and we may be found to be infringing upon such rights. The risk of patent litigation has been amplified by the increase in the number of non-practicing patent asserting entities, or patent trolls. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or our customers whom we indemnify, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

The frequency of these types of claims may increase as we continue to add new customers and as a result of our becoming a public company.

If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends upon our ability to protect our intellectual property, which may require us to incur significant costs. We have developed much of our intellectual property internally, and we rely on a combination of confidentiality obligations in contracts, patents, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our intellectual property and other proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our confidential information. We also rely upon licenses to intellectual property from third parties. No assurance can be given that these agreements or other steps we take to protect our intellectual property or the third party intellectual property used in our solutions will be effective in controlling access to and distribution of our solutions and our confidential and proprietary information. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property.

Despite our precautions, it may be possible for third parties to copy our solutions and use information that we regard as proprietary to create solutions and services that compete with ours. Third parties may also independently develop technologies that are substantially equivalent to our solutions. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions.

In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new solutions, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.

We cannot be certain that any patents will be issued with respect to our current or future patent applications.

As of March 31, 2014, we had one U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

We use "open source" software in our solutions, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open source licenses or subject us to litigation or other actions that could adversely affect our business.

We currently use in our solutions, and may use in the future, software that is licensed under "open source," "free" or other similar licenses where the licensed software is made available to the general public on an "as-is" basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our programmers have not incorporated open source software into our solutions, or that they will not do so in the future. In addition, some of our products may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. As a result of using open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our products, limit or discontinue sales or take other remedial action, any of which could adversely affect our business.

Uncertain or weakened economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on economic conditions, which may remain challenging or uncertain for the foreseeable future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of technology spending and could adversely affect our customers' ability or willingness to purchase our virtual banking solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown in the U.S. or in our industry.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.

As of December 31, 2013, we had approximately $49.0 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not be able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.2 million as of March 31, 2014. It is possible that we could face sales tax audits and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to certain of our solutions. State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our virtual banking solutions in various jurisdictions is unclear. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more states, including states for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board continues to consider applicable accounting standards in this area.

We may acquire or invest in companies, or pursue business partnerships, which may divert our management's attention, result in ownership dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.

If we acquire additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	our inability to integrate or benefit from acquired technologies or services;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy solutions and hosting infrastructure of the acquired business;

•
difficulty converting the customers of the acquired business to our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management's attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	use of resources that are needed in other parts of our business;

•	the issuance of additional equity securities that would dilute the ownership interests of our stockholders;

•	the use of a substantial portion of our cash that we may need to operate our business;

•	incurrence of debt on terms unfavorable to us or that we are unable to repay;

•	incurrence of large charges or substantial liabilities;

•	difficulties retaining key employees of the acquired company or integrating diverse software codes or business culture; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.

We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.

Risks Related to Ownership of Our Common Stock

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market following our IPO, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 6.3 million shares of common stock outstanding, excluding shares issuable upon the exercise of our outstanding stock options and shares otherwise issuable pursuant to our stock plans. The shares sold in the IPO were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the directed share program. Of the remaining shares, 22,606,178 shares, or approximately 64.7% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will generally be able to be sold 180 days after March 19, 2014 due to lock-up agreements between certain of the holders of these shares and the underwriters and to contractual arrangements between the other holders of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances, all of which will be subject to volume or other sale restrictions.

In addition, 6,268,236 shares that are subject to outstanding options as of April 30, 2014 will become eligible for sale in the public market 180 days after March 19, 2014, to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We also intend to register all shares of common stock that we may issue under our stock plans. As of April 30, 2014, an aggregate of 8,164,697 shares of our common stock are issuable under these plans. Once we register these shares they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Holders of approximately 50.6% of our common stock are entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We, substantially all of our securityholders and each of our directors and executive officers have agreed to lock-up agreements that restrict us, these securityholders and our directors and executive officers, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after March 19, 2014. The underwriters for our IPO may, in their sole discretion, release all or any portion of the shares from the restrictions of any lock-up agreements described above. In addition, these lock-up agreements are subject to certain exceptions. Also, in the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we do not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the New York Stock Exchange, impose additional reporting and other obligations on public companies. We expect that compliance with public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. We recently appointed a new chief financial officer and hired several finance and accounting personnel and such individuals have only worked for us for a limited period of time and have limited experience in managing public companies. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be more expensive to maintain director and officer liability insurance as we become a public company. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This situation could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate investigations, inquiries, administrative proceedings or legal proceedings against us and our business may be adversely affected.

Insiders continue to have substantial control over us, which may limit our stockholders' ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of April 30, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 64.7% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion over the use of the proceeds we received in our IPO and might not apply those proceeds in ways that increase the value of our common stock.

Our management has broad discretion to use the net proceeds from our IPO. Our management might not apply the net proceeds of the IPO in ways that increase the value of our common stock. We used approximately $4.3 million of our net proceeds to repay outstanding indebtedness under our Credit Facility and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Our stock price may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements or strategic partnerships or agreements by us or by our competitors;

•	changes in the estimates of our operating results, our financial guidance or changes in recommendations by any securities analysts that follow our common stock;

•	the gain or loss of customers;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business and our customers' business;

•	marketing and advertising initiatives by us or our competitors;

•	threatened or actual litigation;

•	changes in our senior management;

•	recruitment or departure of key personnel;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expenses under applicable accounting standards; and

•	the market's reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act.

In addition, the stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our common stock regardless of our actual operating performance. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention.

We currently do not intend to pay dividends on our common stock.

We have never declared nor paid cash dividends on our capital stock. We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business. Any payment of future dividends will be at the discretion of our board of directors, subject to compliance with certain covenants contained in our credit facility, which limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we did not include all of the executive compensation related information that would be required in the prospectus for our IPO dated March 19, 2014 if we were not an emerging growth company. We also only provided three years of selected financial data in our prospectus dated March 19, 2014 instead of the five years of selected financial data required for companies that do not qualify for emerging growth company status. In addition, for so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to stockholder advisory votes, such as "say on pay" and "say on frequency."

Because of these exemptions and the other reduced disclosure obligations for emerging growth companies, our stock may appear less attractive to investors and could cause our stock price to decline.

Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on June 30. If investors find our common stock less attractive as a result of our reliance on certain of the JOBS Act exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to help defend against a takeover attempt;

•
establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings;

•	include advance notice procedures for stockholders to nominate candidates for election as directors or bring matters before an annual meeting of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	provide that certain litigation against us can only be brought in Delaware.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

1.
During the period between January 1, 2014 and March 31, 2014, an aggregate of 957,520 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our 2007 Stock Plan, for aggregate consideration of approximately $0.9 million.

2.
During the period between January 1, 2014 and March 31, 2014, we granted to employees, consultants and directors options to purchase 1,752,780 shares of our common stock under our 2007 Stock Plan. The exercise price of these options is $8.35 per share.

3.
During the period between January 1, 2014 and March 31, 2014, we granted our directors options to purchase 72,172 shares of our common stock under our 2014 Stock Plan. The exercise price these options is $13.00 per share.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, Regulation S of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.
(b) Use of Proceeds
On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock, at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO is expected to generate net proceeds to us of approximately $86.4 million, after deducting $10.0 million in underwriting discounts, commissions, and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $4.3 million of our outstanding indebtedness under our credit facility with Wells Fargo.
Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911))

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911))

10.1	*
Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36350 filed March 28, 2014).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
*    Incorporated herein by reference to the indicated filing.
**    Furnished herewith.

***
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 14, 2014	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President, Chief Executive Officer and Director

May 14, 2014	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911))

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911))

10.1	*
Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36350 filed March 28, 2014).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated herein by reference to the indicated filing.
**    Furnished herewith.

***
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.