Form 10-Q
period 2014-06-30
Q2 Holdings, Inc.
filed 2014-08-12
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,191,469 shares of Common Stock, $0.0001 par value per share as of July 31, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,906	$18,675
Restricted cash	116	116
Accounts receivable, net	5,468	9,063
Prepaid expenses and other current assets	1,971	1,079
Deferred solution and other costs, current portion	3,127	3,124
Deferred implementation costs, current portion	1,945	1,814
Total current assets	107,533	33,871
Property and equipment, net	14,026	14,831
Deferred solution and other costs, net of current portion	6,291	5,358
Deferred implementation costs, net of current portion	4,932	4,560
Other long-term assets	740	2,488
Total assets	$133,522	$61,108
Liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,939	$4,085
Accrued liabilities	6,703	11,664
Deferred revenues, current portion	14,351	12,728
Capital lease obligations, current portion	513	714
Total current liabilities	23,506	29,191
Deferred revenues, net of current portion	17,947	14,773
Capital lease obligations, net of current portion	351	575
Long-term debt, net of current portion	2,054	6,288
Deferred rent, net of current portion	4,892	4,444
Other long-term liabilities	7	101
Total liabilities	48,757	55,372
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock and redeemable common stock:
Series A preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2014, and 7,908 shares authorized, issued and outstanding as of December 31, 2013	—	10,815
Series B preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2014, and 1,818 shares authorized, issued and outstanding as of December 31, 2013	—	10,915
Series C preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2014, and 2,605 shares authorized, issued and outstanding as of December 31, 2013	—	18,995
Common stock: $0.0001 par value; no shares outstanding as of June 30, 2014, and 3,829 shares outstanding as of December 31, 2013	—	1,327
Stockholders' equity (deficit):
Junior convertible preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of June 30, 2014, and 1,251 shares authorized, issued and outstanding as of December 31, 2013	—	1,740
Common stock: $0.0001 par value; 150,000 shares authorized, 34,093 shares issued and outstanding as of June 30, 2014, and 35,000 shares authorized, 8,288 shares issued and outstanding as of December 31, 2013	3	1
Additional paid-in capital	139,743	6,675
Accumulated deficit	(54,981)	(44,732)
Total stockholders' equity (deficit)	84,765	(36,316)
Total liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)	$133,522	$61,108
   The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$19,158	$14,044	$35,992	$26,878
Cost of revenues(1)	10,830	8,408	21,042	16,215
Gross profit	8,328	5,636	14,950	10,663
Operating expenses:
Sales and marketing(1)	6,032	4,138	11,541	7,198
Research and development(1)	2,787	2,152	5,523	4,018
General and administrative(1)	4,058	2,776	7,776	5,111
Unoccupied lease charges	—	148	—	148
Total operating expenses	12,877	9,214	24,840	16,475
Loss from operations	(4,549)	(3,578)	(9,890)	(5,812)
Other income (expense):
Interest and other income	5	3	5	6
Interest and other expense	(124)	(119)	(331)	(173)
Total other expense, net	(119)	(116)	(326)	(167)
Loss before income taxes	(4,668)	(3,694)	(10,216)	(5,979)
Provision for income taxes	(15)	(14)	(33)	(19)
Loss from continuing operations	(4,683)	(3,708)	(10,249)	(5,998)
Loss from discontinued operations, net of tax	—	—	—	(199)
Net loss	$(4,683)	$(3,708)	$(10,249)	$(6,197)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.14)	$(0.31)	$(0.42)	$(0.51)
Loss from discontinued operations per common share, basic and diluted	$—	$—	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.14)	$(0.31)	$(0.42)	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	34,068	11,901	24,143	11,666
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$147	$61	$273	$122
Sales and marketing	187	60	354	99
Research and development	122	66	229	125
General and administrative	612	189	1,130	364
Total stock-based compensation expenses	$1,068	$376	$1,986	$710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,249)	$(6,197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred implementation, solution and other costs	2,030	1,311
Depreciation and amortization	2,030	1,262
Amortization of debt issuance costs	48	20
Stock-based compensation expenses	1,986	710
Loss from discontinued operations	—	199
Allowance for sales credits	51	43
Loss on disposal of long-lived assets	—	18
Unoccupied lease charges	—	148
Changes in operating assets and liabilities:
Accounts receivable, net	3,545	(411)
Prepaid expenses and other current assets	(890)	(385)
Deferred solution and other costs	(1,633)	(1,339)
Deferred implementation costs	(1,836)	(1,657)
Other long-term assets	330	(388)
Accounts payable	(1,036)	(881)
Accrued liabilities	(3,643)	1,373
Deferred revenue	4,798	3,551
Deferred rent and other long-term liabilities	355	4,053
Net cash provided by (used in) continuing operations	(4,114)	1,430
Net cash used in discontinued operating activities	—	(236)
Net cash provided by (used in) operating activities	(4,114)	1,194
Cash flows from investing activities:
Purchases of property and equipment	(2,468)	(7,468)
Acquisitions and purchase of intangible assets	—	(125)
Cash included in distribution of spin-off	—	(46)
Net cash used in investing activities	(2,468)	(7,639)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	18,995
Proceeds from borrowings on line of credit	12,500	6,350
Payments on line of credit	(16,710)	(2,500)
Payments on capital lease obligations	(446)	(304)
Proceeds from the issuance of common stock, net of issuance costs	86,461	—
Proceeds from exercise of stock options to purchase common stock	1,008	338
Net cash provided by financing activities	82,813	22,879
Net increase in cash and cash equivalents	76,231	16,434
Cash and cash equivalents, beginning of period	18,675	9,111
Cash and cash equivalents, end of period	$94,906	$25,545
Supplemental disclosures of cash flow information:
Cash paid for taxes	$55	$39
Cash paid for interest	$207	$85
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital lease	$—	$975

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms "we," "us," or "our" refer to Q2 Holdings, Inc. and its wholly-owned subsidiary. These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on March 20, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include stock-based compensation, the useful lives of property and equipment and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

All Company assets with fair values measured on a recurring basis, which consists only of cash and cash equivalents, as of June 30, 2014 and December 31, 2013 were classified as Level 1 assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company's cash and cash equivalents and restricted cash are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2014 and 2013. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2014 or December 31, 2013.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for such revenues occurs one month in arrears.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of June 30, 2014 and December 31, 2013, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million and $0.1 million as of June 30, 2014 and December 31, 2013, respectively.

Deferred Implementation Costs

The Company capitalizes certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates to be recoverable. The Company assesses the recoverability of its deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the remaining term of the customer agreement. The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion.

Deferred Solution and Other Costs

The Company capitalizes sales commissions and other third-party costs, such as third party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met, and the Company amortizes those deferred costs over the remaining term of the customer agreement. The Company analyzes solution and other costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. Deferred commissions were $5.7 million and $4.6 million as of June 30, 2014 and December 31, 2013, respectively.

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

Revenues

All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the substantial majority of its revenues from subscription fees for the use of its solutions hosted in the Company's data centers as well as revenues for implementation and customer support services related to the Company's solutions. A small portion of the Company's customers host the Company's solutions in their own data centers under term license and maintenance agreements, and the Company recognizes the corresponding revenues ratably over the term of those customer agreements.

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

For multiple-deliverable arrangements, arrangement consideration is allocated to deliverables based on their relative selling price. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, each deliverable must be accounted for separately. The Company's subscription services have standalone value as such services are often sold separately. In determining whether implementation services have standalone value apart from the subscription services, the Company considers various factors including the availability of the services from other vendors. To date, the Company has concluded that the implementation services included in multiple-deliverable arrangements do not have standalone value. As a result, when implementation services are sold in a multiple-deliverable arrangement, the Company defers any arrangement fees for implementation services and recognizes such amounts ratably over the period of performance for the initial agreement term.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.2 million and $0.1 million during the three months ended June 30, 2014 and 2013, respectively, and were $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

The amount of research and development expenses allocated to cost of revenues was $0.4 million for each of the three months ended June 30, 2014 and 2013, and was $0.8 million for each of the six months ended June 30, 2014 and 2013.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.0 million and $0.9 million during the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.7 million during the six months ended June 30, 2014 and 2013, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through June 30, 2014, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million for the three months ended June 30, 2014, and were insignificant for the three months ended June 30, 2013. Advertising costs were $0.3 million for the six months ended June 30, 2014, and were insignificant for the six months ended June 30, 2013.

Sales Tax

The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company had no items of other comprehensive loss for the three and six months ended June 30, 2014 and 2013.

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

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2014, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three and six months ended June 30, 2014 and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(4,683)	$(3,708)	$(10,249)	$(5,998)
Loss from discontinued operations attributable to common stockholders	—	—	—	(199)
Net loss attributable to common stockholders	$(4,683)	$(3,708)	$(10,249)	$(6,197)
Denominator:
Weighted-average common shares outstanding, basic and diluted	34,068	11,901	24,143	11,666

Loss from continuing operations per share, basic and diluted	$(0.14)	$(0.31)	$(0.42)	$(0.51)
Loss from discontinued operations per share, basic and diluted	$—	$—	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.14)	$(0.31)	$(0.42)	$(0.53)
Due to net losses for each of the three and six months ended June 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Redeemable convertible preferred stock:
Series A preferred stock	—	7,908	—	7,908
Series B preferred stock	—	1,818	—	1,818
Series C preferred stock	—	2,605	—	1,756
Junior preferred stock	—	1,251	—	1,251
Stock options	6,302	5,567	6,302	5,567
Total anti-dilutive common share equivalents	6,302	19,149	6,302	18,300
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

3. Debt

In September 2008, the Company entered into a loan and security agreement with a financial institution to provide a line of credit and term loan facility. The loan and security agreement was amended periodically as the Company's operations grew, most recently in May 2012 when the line of credit was increased from $7.0 million to $10.0 million. Amounts borrowed under the line of credit which were deemed an accounts receivable advance accrued interest at an annual rate equal to the greater of the financial institution's prime rate plus 1.50%, or 5.50%. Amounts borrowed under the line of credit which were deemed a contract revenue advance accrued interest at an annual rate equal to the greater of the financial institution's prime rate plus 2.25%, or 6.25%. From January 1, 2013 through the April 2013 termination of the loan and security agreement, the Company paid interest of 5.50% on borrowings deemed accounts receivable advances, and made no borrowings deemed to be contract revenue advances. In April 2013 the Company entered into a new credit agreement with another financial institution at which time the Company paid and terminated this loan and security agreement.

In April 2013 the Company entered into a secured credit facility agreement with Wells Fargo Bank, National Association, or Wells Fargo, which provides a line of credit of up to $25.0 million, or the Credit Facility. The amount that can be borrowed under the Credit Facility is limited to the lesser of $25.0 million or 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity, trailing twelve-month recurring revenues and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The terms of the Credit Facility require that the Company maintain advances of at least $5.0 million at all times. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. In April 2013, the Company drew an advance on the Credit Facility of $2.5 million to pay off its existing loan and security agreement with another institution. In June 2013, the Company drew an advance on the Credit Facility of $3.9 million to fund capital expenditures and secured a letter of credit for the benefit of the landlord of its new corporate headquarters in the amount of $3.0 million. On February 26, 2014, the Company drew an advance of $12.5 million on the Credit Facility, which was subsequently repaid in full on March 17, 2014. On March 24, 2014, the Company entered into Amendment Number One to the Credit Facility Agreement with Wells Fargo in connection with, and effective upon, the closing of the Company's initial public offering of shares of its common stock, or IPO, which occurred on March 25, 2014. The amendment primarily modified the definition of “Change of Control” in the Credit Facility agreement. On April 22, 2014, the Company paid $4.2 million on the Credit Facility.

As of June 30, 2014, the Company had borrowings of $2.1 million and a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of up to $19.9 million, and the interest rate applicable to the Credit Facility was 4.7%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility agreement. The Company was in compliance with all financial covenants as of June 30, 2014.

4. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space for its corporate headquarters in Austin, Texas under a non-cancelable operating lease that expires in April 2021 and the Company leases office space for a regional sales office in Atlanta, Georgia under a non-cancelable operating lease that expires in January 2016. In addition, the Company leases office space for its previous corporate headquarters in Austin, Texas under two non-cancelable operating leases that expire in September 2014 and March 2015 and all of the rentable space covered by those leases has been sublet to tenants for substantially all of the remainder of the leases. Rent expense under operating leases was $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. In 2013, the Company moved to its new headquarters. As a result, the Company vacated its former leased headquarters and recorded an estimated unoccupied lease charge of $0.1 million for the remaining contractual lease payments less estimated sublease income.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Capital Lease Commitments
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from September 2014 through May 2017 and the leases are secured by the underlying leased property and equipment.
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

Underwriter's Exercise Of Option to Purchase Additional Shares

On April 2, 2014, pursuant to the terms of the Company's IPO, which occurred on March 25, 2014, the underwriters exercised their option to purchase an additional 1,164 shares to cover over-allotments. After deducting the payment of underwriters' discounts, commissions and offering costs, including unpaid offering costs that are classified as liabilities as of June 30, 2014, the Company will receive net proceeds from the sale of shares totaling approximately $13.7 million.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the plan. In addition, 17 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 1,974 shares available for issuance under the 2014 Plan. As of June 30, 2014, options to purchase a total of 126 shares of common stock have been granted under the 2014 Plan, and 1,848 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of June 30, 2014, a total of 9,204 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 107 shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	0.7%	1.2 - 1.9%	0.7 - 0.8%
Expected life (in years)	4.8	4.8	3.8 - 6.6	4.8
Expected volatility	46.8%	47.9%	45.1 - 46.8%	47.9 - 49.4%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$6.40	$3.05	$5.42	$3.05

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Stock option activity during the six months ended June 30, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2014	5,422	$2.76
Granted	1,880	8.74
Exercised	(979)	1.03
Forfeited	(21)	6.18
Balance as of June 30, 2014	6,302	$4.80
The summary of stock options outstanding as of June 30, 2014 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.35	1,229	$0.33	3.7	1,229	$0.33	3.7
$0.54 - $0.84	597	0.74	5.5	580	0.73	5.5
$1.74 - $3.10	1,187	2.80	7.4	821	2.71	7.3
$4.00 - $7.82	1,410	6.88	6.1	388	6.04	6.2
$8.35	1,752	8.35	6.6	—	—	—
$13.00 - $15.50	127	14.07	6.8	7	13.00	6.7
	6,302	$4.80	6.0	3,025	$1.81	5.3
The aggregate intrinsic value of stock options exercised during each of the three months ended June 30, 2014 and 2013 was $0.2 million and $3.6 million, respectively. The aggregate intrinsic value of stock options exercised during each of the six months ended June 30, 2014 and 2013 was $7.7 million and $4.3 million, respectively. The total fair value of stock options vested during each of the three months ended June 30, 2014 and 2013 was $0.4 million and $0.3 million, respectively. The total fair value of stock options vested during each of the six months ended June 30, 2014 and 2013 was $0.8 million and $0.6 million, respectively. As of June 30, 2014, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $12.7 million, which the Company expects to recognize over the next 3.3 years.
7. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three and six month periods ended June 30, 2014 is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three and six month periods ended June 30, 2014, the Company’s provision for income taxes reflected an effective tax rate of approximately 0.3%, and for the three and six month periods ended June 30, 2013 the Company’s provision for income taxes reflected an effective tax rate of approximately 0.4% and 0.3%, respectively. For the three and six months ended June 30, 2014 and 2013, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

The Company had no unrecognized tax benefits as of June 30, 2014. The Company’s tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

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
9. Subsequent Events
New Facilities Lease
On July 18, 2014, the Company entered into an office lease agreement, or the Lease, with CREF Aspen Lake Building II, LLC to lease approximately 70,000 rentable square feet, or the Premises, of an office building to be located immediately adjacent to the Company’s current headquarters in order to expand the Company’s headquarters. The Lease provides for phased commencement dates, with commencement of the first phase covering 55,000 rentable square feet anticipated to occur on June 1, 2015, or the Initial Commencement Date, with the remaining space becoming available nine months thereafter. The actual commencement dates are subject to timely completion of the Premises. The term of the Lease commences on the Initial Commencement Date and runs 124 months, with a five year renewal option, and the rent obligations under the Lease begin with rents of $98 per month, which escalate over the course of the Lease to $160 per month in the final four months of the Lease's term.
Credit Facility Amendment
On August 11, 2014, the Company and its wholly-owned subsidiary, Q2 Software, Inc., entered into Amendment Number Two to Credit Agreement with Wells Fargo Bank, National Association, or the Amendment. The Amendment modifies the Credit Agreement dated April 11, 2013, or the Agreement, by and among the Company, Q2 Software, Inc., the lenders named therein, and Wells Fargo National Association, as administrative agent, to among other things: add an accordion feature which allows the Company to increase its maximum borrowings under the Agreement by up to $25 million, subject to certain conditions and limitations; and modify and eliminate certain of the Company’s financial covenants and fees it owes under the Agreement.

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

On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares, and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO generated net proceeds to us of approximately $86.3 million, after deducting $10.1 million in underwriting discounts, commissions and offering costs, which have been recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $4.2 million of our outstanding indebtedness under our credit facility with Wells Fargo Bank, National Association, or Credit Facility.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 3.1 million, 2.4 million and 1.1 million registered users as of December 31, 2013, 2012 and 2011, respectively. Registered users at June 30, 2014 were 3.9 million compared to 2.9 million at June 30, 2013.

Revenue Retention Rate

We believe that our ability to retain our installed customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year from customers who were installed customers as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from those installed customers. Our revenue retention rate provides insight into the impact on current year revenues of the number of new customers implemented during the prior year, the timing of our implementation of those new customers in the prior year, growth in the number of registered users and changes in their usage of our solutions, sales of new products and services to our existing installed customers during the current year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they become installed customers. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our revenue retention rate was 128%, 136% and 126% for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, provision for income taxes, total other expense, net, unoccupied lease charges and disposal of long-lived assets. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(4,683)	$(3,708)	$(10,249)	$(6,197)
Depreciation and amortization	1,031	624	2,030	1,262
Stock-based compensation expense	1,068	376	1,986	710
Loss from discontinued operations, net of tax	—	—	—	199
Provision for income taxes	15	14	33	19
Total other expense, net	119	116	326	167
Unoccupied lease charges	—	148	—	148
Adjusted EBITDA	$(2,450)	$(2,430)	$(5,874)	$(3,692)

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

The amount of research and development costs reclassified to cost of revenues was $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.8 million for each of the six months ended June 30, 2014 and 2013.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementations costs in the amount of $1.0 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. We intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.

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

Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual user conference which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. We believe these investments will help us build brand awareness, add new customers and expand sales to our existing customers as they continue to buy more solutions from us, the number of registered users utilizing our solutions grows and those users increase the number of transactions on our solutions.

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

Unoccupied Lease Charges

Unoccupied lease charges include costs related to the early exit from our previous headquarters facility, partially offset by anticipated sublease income from that facility.

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

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three and six months ended June 30, 2014 and 2013.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$19,158	$14,044	$35,992	$26,878
Cost of revenues(1)(2)	10,830	8,408	21,042	16,215
Gross profit	8,328	5,636	14,950	10,663
Operating expenses:
Sales and marketing(2)	6,032	4,138	11,541	7,198
Research and development(2)	2,787	2,152	5,523	4,018
General and administrative(2)	4,058	2,776	7,776	5,111
Unoccupied lease charges	—	148	—	148
Total operating expenses	12,877	9,214	24,840	16,475
Loss from operations	(4,549)	(3,578)	(9,890)	(5,812)
Total other expense, net	(119)	(116)	(326)	(167)
Loss before income taxes	(4,668)	(3,694)	(10,216)	(5,979)
Provision for income taxes	(15)	(14)	(33)	(19)
Loss from continuing operations	(4,683)	(3,708)	(10,249)	(5,998)
Loss from discontinued operations, net of tax(3)	—	—	—	(199)
Net loss	$(4,683)	$(3,708)	$(10,249)	$(6,197)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development costs reclassified into cost of revenues	$419	$394	$787	$816

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$147	$61	$273	$122
Sales and marketing	187	60	354	99
Research and development	122	66	229	125
General and administrative	612	189	1,130	364
Total stock-based compensation expenses	$1,068	$376	$1,986	$710

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax, reflects the financial results of this divested subsidiary.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	56.5	59.9	58.5	60.3
Gross profit	43.5	40.1	41.5	39.7
Operating expenses:
Sales and marketing(2)	31.5	29.5	32.1	26.8
Research and development(2)	14.5	15.3	15.3	14.9
General and administrative(2)	21.2	19.8	21.6	19.0
Unoccupied lease charges	—	1.0	—	0.6
Total operating expenses	67.2	65.6	69.0	61.3
Loss from operations	(23.7)	(25.5)	(27.5)	(21.6)
Total other expense, net	(0.6)	(0.8)	(0.9)	(0.6)
Loss before income taxes	(24.3)	(26.3)	(28.4)	(22.2)
Provision for income taxes	(0.1)	(0.1)	(0.1)	(0.1)
Loss from continuing operations	(24.4)	(26.4)	(28.5)	(22.3)
Loss from discontinued operations, net of tax(3)	—	—	—	(0.7)
Net loss	(24.4)%	(26.4)%	(28.5)%	(23.0)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development costs reclassified into cost of revenues	2.2%	2.8%	2.2%	3.0%

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	0.8%	0.4%	0.8%	0.4%
Sales and marketing	1.0	0.4	1.0	0.4
Research and development	0.6	0.5	0.6	0.5
General and administrative	3.2	1.4	3.1	1.3
Total stock-based compensation expenses	5.6%	2.7%	5.5%	2.6%

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Revenues	$19,158	$14,044	$5,114	36.4%	$35,992	$26,878	$9,114	33.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Revenues increased by $5.1 million, or 36.4%, from $14.0 million for the three months ended June 30, 2013 to $19.2 million for the three months ended June 30, 2014. $4.2 million of this increase was generated from the growth in new registered users from existing customers and the addition of registered users from new installed customers. The remaining $0.9 million of increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 2.9 million at June 30, 2013 to 3.9 million at June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Revenues increased by $9.1 million, or 33.9%, from $26.9 million for the six months ended June 30, 2013 to $36.0 million for the six months ended June 30, 2014. $7.3 million of this increase was generated from the growth in new registered users from existing customers and the addition of registered users from new installed customers. The remaining $1.8 million of increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 2.9 million at June 30, 2013 to 3.9 million at June 30, 2014.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Cost of revenues	$10,830	$8,408	$2,422	28.8%	$21,042	$16,215	$4,827	29.8%
Percentage of revenues	56.5%	59.9%			58.5%	60.3%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Cost of revenues increased by $2.4 million, or 28.8%, from $8.4 million for the three months ended June 30, 2013 to $10.8 million for the three months ended June 30, 2014. This increase was primarily attributable to a $1.0 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure. The remaining increase consisted of a $0.8 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in registered users from existing customers and to the increase in registered users from new customers and transactions processed on our solutions, and a $0.6 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer base.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Cost of revenues increased by $4.8 million, or 29.8%, from $16.2 million for the six months ended June 30, 2013 to $21.0 million for the six months ended June 30, 2014. This increase was primarily attributable to a $2.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure. The remaining increase consisted of a $1.3 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in registered users from existing customers and the increase in registered users from new customers and transactions processed on our solutions, and a $1.3 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer base.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Sales and marketing	$6,032	$4,138	$1,894	45.8%	$11,541	$7,198	$4,343	60.3%
Percentage of revenues	31.5%	29.5%			32.1%	26.8%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Sales and marketing expenses increased by $1.9 million, or 45.8%, from $4.1 million for the three months ended June 30, 2013 to $6.0 million for the three months ended June 30, 2014. This increase was primarily attributable to a $1.4 million increase in personnel costs due to the growth of our sales and marketing organizations. Travel, recruiting and other employee related expenses increased by $0.3 million due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives and our investment in hiring new sales and marketing personnel. Discretionary marketing spend increased by $0.1 million primarily due to the increased costs incurred as a result of the growth in our annual client conference. Sales and marketing expenses increased by $0.1 million due to an increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments from our new corporate facility. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Sales and marketing expenses increased by $4.3 million, or 60.3%, from $7.2 million for the six months ended June 30, 2013 to $11.5 million for the six months ended June 30, 2014. This increase was primarily attributable to a $3.3 million increase in personnel costs due to the growth of our sales and marketing organizations. Travel, recruiting and other employee related expenses increased by $0.6 million due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives and our investment in hiring new sales and marketing personnel. Discretionary marketing spend increased by $0.3 million primarily due to our increased advertising efforts to drive brand awareness and our expanded marketing efforts to attract new customers and retain and grow existing customers, which included a $0.1 million increase in costs incurred as a result of the growth in our annual client conference. Sales and marketing expenses increased by $0.1 million due to an increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments from our new corporate facility.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Research and development	$2,787	$2,152	$635	29.5%	$5,523	$4,018	$1,505	37.5%
Percentage of revenues	14.5%	15.3%			15.3%	14.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Research and development expenses increased by $0.6 million, or 29.5%, from $2.2 million for the three months ended June 30, 2013 to $2.8 million for the three months ended June 30, 2014. This increase was primarily attributable to an increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Research and development expenses increased by $1.5 million, or 37.5%, from $4.0 million for the six months ended June 30, 2013 to $5.5 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
General and administrative	$4,058	$2,776	$1,282	46.2%	$7,776	$5,111	$2,665	52.1%
Percentage of revenues	21.2%	19.8%			21.6%	19.0%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. General and administrative expenses increased by $1.3 million, or 46.2%, from $2.8 million for the three months ended June 30, 2013 to $4.1 million for the three months ended June 30, 2014. The increase in general and administrative expenses was primarily attributable to a $1.1 million increase in personnel costs to support the growth of our business. General and administrative expenses also increased by $0.3 million as a result of an increase in corporate insurance expense due to our recent initial public offering, which was partially offset by a decrease of $0.1 million in professional services expense as we have hired fewer outside consultants as our general and administrative personnel has increased. We anticipate that general and administrative expenses will increase in absolute dollars in the future as a result of becoming a public company. General and administrative expenses will include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. General and administrative expenses increased by $2.7 million, or 52.1%, from $5.1 million for the six months ended June 30, 2013 to $7.8 million for the six months ended June 30, 2014. The increase in general and administrative expenses was primarily attributable to a $2.4 million increase in personnel costs to support the growth of our business. General and administrative expenses also increased by $0.3 million due to an increase in corporate insurance expense due to our recent initial public offering, a $0.1 million increase in executive travel associated with developing and improving relations with the investor community, a $0.1 million increase in information technologies and other corporate expenses associated with our continued efforts to enhance and improve our information infrastructure, all of which were partially offset by a decrease of $0.2 million in professional services expense as we have hired fewer outside consultants as our general and administrative personnel has increased.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of equity securities in our IPO, borrowings under credit facilities and cash flows from operations. At June 30, 2014, our principal sources of liquidity were cash and cash equivalents of $94.9 million and $19.9 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(4,114)	$1,194
Investing activities	(2,468)	(7,639)
Financing activities	82,813	22,879
Net increase in cash and cash equivalents	$76,231	$16,434

Cash Flows from Operating Activities

Cash used in operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase the number of installed customers.

For the six months ended June 30, 2014, our net cash and cash equivalents used in operating activities were $4.1 million, which consisted of a net loss of $10.2 million, partially offset by non-cash adjustments of $6.1 million. Cash inflows were the result of a $4.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $3.5 million decrease in accounts receivable due to the timing of billings at the end of the prior year and increased collection efforts, and a net change in other assets and liabilities of $0.7 million. Cash outflows are the result of a $4.7 million decrease in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure and the payment of deferred expenses associated with our initial public offering, a $3.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, and a $0.9 million increase in prepaid expenses and other assets. Non-cash items consisted primarily of $2.0 million of depreciation and amortization expense due to growth in our fixed asset base, $2.0 million of amortization of deferred implementation and deferred solution and other costs and $2.0 million of stock-based compensation expense.

For the six months ended June 30, 2013, our net cash and cash equivalents provided by operating activities were $1.2 million, which primarily consisted of a net loss of $6.2 million, offset by cash inflows from changes in operating assets and liabilities of $3.9 million and non-cash adjustments of $3.7 million. Cash inflows were the result of a $4.1 million increase in deferred rent and other long-term liabilities primarily due to the lease for our new corporate headquarters, a $3.6 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, and a net increase of $0.5 million in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure. Cash outflows were primarily the result of a $3.0 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $1.1 million increase in accounts receivable, prepaid expenses and other assets. Non-cash items consisted primarily of $1.3 million of depreciation and amortization expense due to growth in our fixed asset base, $1.3 million of amortization of deferred implementation and deferred solution and other costs, $0.7 million of stock-based compensation expense and $0.2 million of loss from our discontinued operation.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the six months ended June 30, 2014, net cash used in investing activities was $2.5 million, consisting primarily of the purchase of property and equipment for our data center and other technical infrastructure.

For the six months ended June 30, 2013, net cash used in investing activities was $7.6 million, consisting of $5.3 million for leasehold improvements and furniture and fixtures for our new headquarters facility, $2.2 million for the purchase of equipment for our data center and other technical infrastructure to support our expanding operations and $0.1 million for the purchase of intellectual property.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of preferred stock, issuance of common stock in our IPO, proceeds from the exercises of options to purchase common stock and payments on capital lease obligations as well as proceeds from, and repayments on, our Credit Facility.

For the six months ended June 30, 2014, net cash provided by financing activities was $82.8 million, consisting primarily of proceeds from the completion of our IPO, which occurred on March 25, 2014. We received $86.5 million in net proceeds from our IPO after deducting the payment of underwriters' discounts, commissions and offering costs paid through June 30, 2014. We made draws of $12.5 million on our Credit Facility and we received $1.0 million from the exercise of stock options. We made payments of $16.7 million on our Credit Facility and $0.4 million on capital lease obligations.

For the six months ended June 30, 2013, net cash provided by financing activities was $22.9 million, consisting primarily of $19.0 million in proceeds from the issuance of our Series C preferred stock and $6.4 million in proceeds from borrowings on our Credit Facility, which was offset by approximately $2.5 million in payments made on our previous credit facility and $0.3 million in payments made on capital lease obligations.

Contractual Obligations and Commitments

During the three months ended June 30, 2014, and subsequent to June 30, 2014, except as noted below with respect to our Austin facilities lease and amendment number two to the Credit Facility, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014.

On July 18, 2014, we entered into an office lease agreement, or the Lease, with CREF Aspen Lake Building II, LLC to lease approximately 70,000 rentable square feet, or the Premises, of an office building to be located immediately adjacent to the our current headquarters, in order to expand our headquarters. The Lease provides for phased commencement dates, with commencement of the first phase covering 55,000 rentable square feet anticipated to occur on June 1, 2015, or the Initial Commencement Date, with the remaining space becoming available nine months thereafter. The actual commencement dates are subject to timely completion of the Premises. The term of the Lease commences on the Initial Commencement Date and runs 124 months, with a five year renewal option, and the rent obligations under the Lease begin with monthly rents of $98,198, which escalate over the course of the Lease to $160,037 per month in the final four months of the Lease's term.
On August 11, 2014, we and our wholly-owned subsidiary, Q2 Software, Inc., entered into Amendment Number Two to Credit Agreement with Wells Fargo Bank, National Association, or the Amendment. The Amendment modifies the Credit Agreement dated April 11, 2013, or the Agreement, by and among us, Q2 Software, Inc., the lenders named therein, and Wells Fargo National Association, as administrative agent, to among other things: add an accordion feature which allows us to increase our maximum borrowings under the Agreement by up to $25 million, subject to certain conditions and limitations; and modify and eliminate certain of our financial covenants and fees we owe under the Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the interim unaudited condensed consolidated financial statements included in this quarterly report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended June 30, 2014 there were no significant changes in our critical accounting policies or estimates which were included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. A hypothetical 10% change in either the LIBOR or prime rate would not have a material impact on our interest expense or cash flows on an annual basis. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Management believes that there are no claims or actions pending against the Company, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.
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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $14.0 million for the three months ended June 30, 2013 to $19.2 million for the three months ended June 30, 2014, and $26.9 million for the six months ended June 30, 2013 to $36.0 million for the six months ended June 30, 2014. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically-dispersed across the U.S. will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

Such changes could limit or prevent us from integrating our solutions with these third-party systems, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party software as a result of changes to or restricted access to the software by such third parties during the terms of existing agreements with customers using such third-party software, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any third-party software providers experience an outage, our virtual banking solutions integrated with such software will not function properly or at all, and our customers may be dissatisfied with our virtual banking solutions. If the software of such third-party providers have performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our virtual banking solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider's services were unreliable or if a provider was to limit such customer's access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.

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

Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our virtual banking solutions. As a provider of technology to RCFIs, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to RCFIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal and state regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to RCFIs. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. If we have to make changes to our internal processes and solutions as a result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $4.7 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, and $10.2 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $55.0 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, it may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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

If our customers or their account holders use our virtual banking solutions in violation of regulatory requirements and applicable laws, we could suffer damage to our reputation and could become subject to claims. We rely on contractual obligations made to us by our customers that their use and their account holders' use of our solutions will comply with applicable laws. However, we do not audit our customers or their account holders to confirm compliance. We may become subject to or involved with claims for violations by our customers or their account holders of applicable laws in connection with their use of our solutions. Even if claims asserted against us do not result in liability, we may incur costs in investigating and defending against such claims. If we are found liable in connection with our customers' or their account holders' activities, we could incur liabilities and be required to redesign our solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

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

As of June 30, 2014, we had one U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.2 million as of June 30, 2014. It is possible that we could face sales tax audits and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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

Sales of substantial amounts of our common stock in the public market following our IPO, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 34,191,469 shares of common stock outstanding as of July 31, 2014, excluding shares issuable upon the exercise of our outstanding stock options and shares otherwise issuable pursuant to our stock plans. The shares sold in the IPO were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the directed share program. Of the remaining shares, 22,732,846 shares, or approximately 64.6% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will generally be able to be sold 180 days after March 19, 2014 due to lock-up agreements between certain of the holders of these shares and the underwriters and to contractual arrangements between the other holders of these shares and us, subject to certain exceptions and also to potential extensions under certain circumstances, all of which will be subject to volume or other sale restrictions.

In addition, 6,202,533 shares that are subject to outstanding options as of July 31, 2014 will become eligible for sale in the public market 180 days after March 19, 2014, to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

On May 15, 2014, we registered 8,960,341 shares of our common stock that we have issued or may issue under our stock plans. Upon the expiration off the lock-up agreements referred to above, if a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Holders of approximately 50.4% of our common stock are entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

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

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the New York Stock Exchange, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will increase our costs and make some activities more time-consuming. A number of those requirements have and will require us to carry out activities we have not done previously. For example, we have created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional expenses associated with our SEC reporting requirements. We recently appointed a new chief financial officer and hired several finance and accounting personnel and such individuals have only worked for us for a limited period of time and have limited experience in managing public companies. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It is also more expensive to maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed on us by these rules and regulations have and we expect will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

As of July 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 64.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion over the use of the proceeds we received in our IPO and might not apply those proceeds in ways that increase the value of our common stock.

Our management has broad discretion to use the net proceeds from our IPO. Our management might not apply the net proceeds of the IPO in ways that increase the value of our common stock. We used approximately $4.2 million of our net proceeds to repay outstanding indebtedness under our Credit Facility and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities
During the period between April 1, 2014 and May 15, 2014, the filing date of our registration statement on Form S-8 (File No. 333-195981) covering our equity incentive plans, an aggregate of 10,597 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our 2007 Stock Plan, for aggregate consideration of less than $0.1 million.
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
(b) Use of Proceeds
On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock, at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO generated net proceeds to us of approximately $86.3 million, after deducting $10.1 million in underwriting discounts, commissions, and offering expenses, some of which were unpaid as of June 30, 2014. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $4.2 million of our outstanding indebtedness under our Credit Facility.
Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

On August 11, 2014, we and our wholly-owned subsidiary, Q2 Software, Inc., entered into Amendment Number Two to Credit Agreement with Wells Fargo Bank, National Association, or the Amendment. The Amendment modifies the Credit Agreement dated April 11, 2013, or the Agreement, by and among us, Q2 Software, Inc., the lenders named therein, and Wells Fargo National Association, as administrative agent, to among other things: add an accordion feature which allows us to increase our maximum borrowings under the Agreement by up to $25 million, subject to certain conditions and limitations; and modify and eliminate certain of our financial covenants and fees we owe under the Agreement.
The Amendment is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms of the Amendment.

Item 6.              Exhibits

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	**
Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Q2 HOLDINGS, INC.
August 12, 2014	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President, Chief Executive Officer and Director

August 12, 2014	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	**
Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

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