Form 10-Q
period 2014-09-30
Q2 Holdings, Inc.
filed 2014-11-10
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,218,697 shares of Common Stock, $0.0001 par value per share as of October 31, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,340	$18,675
Restricted cash	829	116
Investments	18,028	—
Accounts receivable, net	6,505	9,063
Prepaid expenses and other current assets	2,321	1,079
Deferred solution and other costs, current portion	4,324	3,124
Deferred implementation costs, current portion	2,037	1,814
Total current assets	106,384	33,871
Property and equipment, net	14,251	14,831
Deferred solution and other costs, net of current portion	6,503	5,358
Deferred implementation costs, net of current portion	5,344	4,560
Other long-term assets	815	2,488
Total assets	$133,297	$61,108
Liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,641	$4,085
Accrued liabilities	7,089	11,664
Deferred revenues, current portion	18,031	12,728
Capital lease obligations, current portion	453	714
Total current liabilities	28,214	29,191
Deferred revenues, net of current portion	18,616	14,773
Capital lease obligations, net of current portion	259	575
Long-term debt, net of current portion	46	6,288
Deferred rent, net of current portion	4,888	4,444
Other long-term liabilities	7	101
Total liabilities	52,030	55,372
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock and redeemable common stock:
Series A preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2014, and 7,908 shares authorized, issued and outstanding as of December 31, 2013	—	10,815
Series B preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2014, and 1,818 shares authorized, issued and outstanding as of December 31, 2013	—	10,915
Series C preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2014, and 2,605 shares authorized, issued and outstanding as of December 31, 2013	—	18,995
Common stock: $0.0001 par value; no shares outstanding as of September 30, 2014, and 3,829 shares outstanding as of December 31, 2013	—	1,327
Stockholders' equity (deficit):
Junior convertible preferred stock: $0.0001 par value; no shares authorized, issued or outstanding as of September 30, 2014, and 1,251 shares authorized, issued and outstanding as of December 31, 2013	—	1,740
Common stock: $0.0001 par value; 150,000 shares authorized, 34,195 shares issued and outstanding as of September 30, 2014, and 35,000 shares authorized, 8,288 shares issued and outstanding as of December 31, 2013	3	1
Additional paid-in capital	140,890	6,675
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(59,606)	(44,732)
Total stockholders' equity (deficit)	81,267	(36,316)
Total liabilities, redeemable convertible preferred stock, redeemable common stock and stockholders' equity (deficit)	$133,297	$61,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$20,989	$14,325	$56,981	$41,203
Cost of revenues(1)	12,143	9,167	33,185	25,382
Gross profit	8,846	5,158	23,796	15,821
Operating expenses:
Sales and marketing(1)	5,642	4,599	17,183	11,797
Research and development(1)	3,155	2,259	8,678	6,277
General and administrative(1)	4,574	3,207	12,350	8,318
Unoccupied lease charges	—	88	—	236
Total operating expenses	13,371	10,153	38,211	26,628
Loss from operations	(4,525)	(4,995)	(14,415)	(10,807)
Other income (expense):
Interest and other income	25	—	30	5
Interest and other expense	(107)	(170)	(438)	(342)
Total other expense, net	(82)	(170)	(408)	(337)
Loss before income taxes	(4,607)	(5,165)	(14,823)	(11,144)
Provision for income taxes	(18)	(14)	(51)	(33)
Loss from continuing operations	(4,625)	(5,179)	(14,874)	(11,177)
Loss from discontinued operations, net of tax	—	—	—	(199)
Net loss	$(4,625)	$(5,179)	$(14,874)	$(11,376)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(20)	—	(20)	—
Comprehensive loss	$(4,645)	$(5,179)	$(14,894)	$(11,376)

Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.14)	$(0.43)	$(0.54)	$(0.95)
Loss from discontinued operations per common share, basic and diluted	$—	$—	$—	$(0.01)
Net loss per common share, basic and diluted	$(0.14)	$(0.43)	$(0.54)	$(0.96)
Weighted average common shares outstanding:
Basic and diluted	34,171	12,045	27,522	11,794
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$159	$70	$432	$192
Sales and marketing	189	81	543	180
Research and development	131	64	360	189
General and administrative	622	197	1,752	561
Total stock-based compensation expenses	$1,101	$412	$3,087	$1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,874)	$(11,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred implementation, solution and other costs	3,198	2,033
Depreciation and amortization	3,122	2,071
Amortization of debt issuance costs	72	44
Amortization of premiums on investments	24	—
Stock-based compensation expenses	3,087	1,122
Loss from discontinued operations	—	199
Allowance for sales credits	51	56
Loss on disposal of long-lived assets	—	18
Unoccupied lease charges	—	236
Changes in operating assets and liabilities:
Accounts receivable, net	2,507	(1,053)
Prepaid expenses and other current assets	(1,241)	(443)
Deferred solution and other costs	(3,500)	(1,947)
Deferred implementation costs	(3,049)	(2,550)
Other long-term assets	211	104
Accounts payable	(427)	(233)
Accrued liabilities	(2,937)	1,841
Deferred revenue	9,147	5,663
Deferred rent and other long-term liabilities	351	4,250
Net cash (used in) provided by continuing operations	(4,258)	35
Net cash used in discontinued operating activities	—	(236)
Net cash used in operating activities	(4,258)	(201)
Cash flows from investing activities:
Purchases of investments	(18,072)	—
Purchases of property and equipment	(3,815)	(10,058)
Acquisitions and purchase of intangible assets	—	(125)
Increase in restricted cash	(713)	—
Cash included in distribution of spin-off	—	(46)
Net cash used in investing activities	(22,600)	(10,229)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	18,995
Proceeds from borrowings on line of credit	12,500	6,350
Payments on line of credit	(18,710)	(2,682)
Payments on capital lease obligations	(606)	(510)
Proceeds from the issuance of common stock, net of issuance costs	86,286	—
Proceeds from exercise of stock options to purchase common stock	1,053	339
Net cash provided by financing activities	80,523	22,492
Net increase in cash and cash equivalents	53,665	12,062
Cash and cash equivalents, beginning of period	18,675	9,111
Cash and cash equivalents, end of period	$72,340	$21,173
Supplemental disclosures of cash flow information:
Cash paid for taxes	$55	$164
Cash paid for interest	$207	$269
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital lease	$—	$975

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on March 20, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

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

Restricted Cash

Restricted cash consists of deposits held in money market accounts for leased office space.

Investments

Investments consists of primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds. All investments are carried at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company's cash and cash equivalents and restricted cash are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2014 and 2013. No individual customer accounted for 10% or more of accounts receivable, net, as of September 30, 2014 or December 31, 2013.

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

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of September 30, 2014 and December 31, 2013, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively.

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

Deferred Solution and Other Costs

The Company capitalizes sales commissions and other third-party costs, such as third party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the remaining term of the customer agreement. The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. Deferred commissions were $6.3 million and $4.6 million as of September 30, 2014 and December 31, 2013, respectively.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.2 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and were $0.5 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

The amount of research and development expenses allocated to cost of revenues was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and was $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.2 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $2.6 million during the nine months ended September 30, 2014 and 2013, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through September 30, 2014, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million for each of the three months ended September 30, 2014 and 2013, and were $0.4 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Sales Tax

The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss consists of net loss and unrealized gains and losses on investments.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2014, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three and nine months ended September 30, 2014 and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(4,625)	$(5,179)	$(14,874)	$(11,177)
Loss from discontinued operations attributable to common stockholders	—	—	—	(199)
Net loss attributable to common stockholders	$(4,625)	$(5,179)	$(14,874)	$(11,376)
Denominator:
Weighted-average common shares outstanding, basic and diluted	34,171	12,045	27,522	11,794

Loss from continuing operations per share, basic and diluted	$(0.14)	$(0.43)	$(0.54)	$(0.95)
Loss from discontinued operations per share, basic and diluted	$—	$—	$—	$(0.01)
Net loss per common share, basic and diluted	$(0.14)	$(0.43)	$(0.54)	$(0.96)
Due to net losses for each of the three and nine months ended September 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Redeemable convertible preferred stock:
Series A preferred stock	—	7,908	—	7,908
Series B preferred stock	—	1,818	—	1,818
Series C preferred stock	—	2,605	—	2,042
Junior preferred stock	—	1,251	—	1,251
Stock options	6,551	5,361	6,551	5,361
Total anti-dilutive common share equivalents	6,551	18,943	6,551	18,380
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

Subsequent Events

The Company has evaluated subsequent events through the date of filing this Form 10-Q.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

3. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of September 30, 2014 and as of December 31, 2013 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the investments before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss. Interest, amortization of premiums, and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss.

A summary of the Company's cash, cash equivalents and investments as of September 30, 2014 is as follows:

Cash and Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$50,126	$—	$—	$50,126
Money market funds	20,529	—	—	20,529
Certificates of deposits	1,685	—	—	1,685
	$72,340	$—	$—	$72,340

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$7,002	$—	$(9)	$6,993
Corporate bonds and commercial paper	6,201	—	(11)	6,190
Certificates of deposit	4,845	—	—	4,845
	$18,048	$—	$(20)	$18,028

A summary of the Company's cash and cash equivalents as of December 31, 2013 is as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$18,675	$—	$—	$18,675
	$18,675	$—	$—	$18,675

The Company may sell its investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond 12 months as current assets in the accompanying condensed consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2014	December 31, 2013
Due within one year or less	$4,926	$—
Due after one year through five years	13,102	—
Total	$18,028	$—

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statements of operations and comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of September 30, 2014.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of as of September 30, 2014:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$6,993	$(9)
Corporate bonds and commercial paper	6,190	(11)
Total	$13,183	$(20)

The Company did not have any available-for-sale investments as of December 31, 2013.

4. Fair Value Measurements

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2014:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,529	$20,529	$—	$—
Certificates of deposits	1,685	—	1,685	—
	$22,214	$20,529	$1,685	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$6,993	$—	$6,993	$—
Corporate bonds and commercial paper	6,190	—	6,190	—
Certificates of deposit	4,845	—	4,845	—
	$18,028	$—	$18,028	$—

All Company assets with fair values measured on a recurring basis, which consists only of cash and cash equivalents, as of December 31, 2013, were classified as Level 1 assets.

The Company determines the fair value of its investment holdings based on pricing from our pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).

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

In April 2013 the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended on March 24, 2014 and again on August 11, 2014. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expires in October 2016, at which time maximum borrowings under the Facility are reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. In April 2013, the Company drew an advance on the Credit Facility of $2.5 million to pay off its existing loan and security agreement with another institution. In June 2013, the Company drew an advance on the Credit Facility of $3.9 million to fund capital expenditures and secured a letter of credit for the benefit of the landlord of its new corporate headquarters in the amount of $3.0 million. On February 26, 2014, the Company drew an advance of $12.5 million on the Credit Facility, which was subsequently repaid in full on March 17, 2014.

On March 24, 2014, the Company entered into Amendment Number One to the Credit Facility in connection with, and effective upon, the closing of the Company's initial public offering of shares of its common stock, or IPO, which occurred on March 25, 2014. The amendment primarily modified the definition of "Change of Control" in the Credit Facility. On April 22, 2014, the Company paid $4.2 million on the Credit Facility.
On August 11, 2014, the Company entered into Amendment Number Two to the Credit Facility, which modified the Credit Facility to add the Accordion Feature and modified or eliminated certain of the Company's financial covenants and fees it owes under the Credit Facility. On September 5, 2014, the Company paid $2.0 million on the Credit Facility.
As of September 30, 2014, the Company had borrowings of less than $0.1 million and a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million, and the interest rate applicable to the Credit Facility was 4.7%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of September 30, 2014.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

6. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space for its corporate headquarters in Austin, Texas under a non-cancelable operating lease that expires in April 2021 and a regional sales office in Atlanta, Georgia under a non-cancelable operating lease that expires in January 2016. In addition, the Company leases office space for its previous corporate headquarters in Austin, Texas under a non-cancelable operating lease that expires in March 2015. All of the rentable space covered by this lease has been sublet to a tenant for substantially all of the remainder of the lease. Rent expense under operating leases was $0.3 million for each of the three months ended September 30, 2014 and 2013 and was $0.8 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. In 2013, the Company moved to its current headquarters. As a result, the Company vacated its former leased headquarters and recorded an estimated unoccupied lease charge of $0.2 million for the remaining contractual lease payments less estimated sublease income.
New Facilities Lease
On July 18, 2014, the Company entered into an office lease agreement, or the Lease, with CREF Aspen Lake Building II, LLC to lease approximately 70,000 rentable square feet, or the Premises, of an office building to be located immediately adjacent to the Company's current headquarters in order to expand the Company's headquarters. The Lease provides for phased commencement dates, with commencement of the first phase covering 55,000 rentable square feet anticipated to occur on November 1, 2015, or the Initial Commencement Date, with the remaining space becoming available nine months thereafter. The actual commencement dates are subject to timely completion of the construction of the Premises. The term of the Lease commences on the Initial Commencement Date and runs 124 months, with a five year renewal option, and the rent obligations under the Lease begin with rents of $98 per month, which escalate over the course of the Lease to $160 per month in the final four months of the Lease's term.
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from September 2014 through May 2017 and the leases are secured by the underlying leased property and equipment.

Future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2014 were as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2014 (from October 1 to December 31)	$143	$504
2015	418	2,054
2016	164	3,023
2017	4	3,289
2018	—	3,371
Thereafter	—	16,899
Total minimum lease payments	729	$29,140
Less: imputed interest	(17)
Less: current portion	(453)
Capital lease obligations, net of current portion	$259

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2014 (from October 1 to December 31)	$1,340
2015	4,814
2016	4,188
2017	2,608
2018	2,019
Thereafter	2,955
Total commitments	$17,924
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Stockholder's Equity
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

Underwriter's Exercise Of Option to Purchase Additional Shares

On April 2, 2014, pursuant to the terms of the Company's IPO, which occurred on March 25, 2014, the underwriters exercised their option to purchase an additional 1,164 shares to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering costs, the Company received net proceeds from the sale of shares totaling approximately $13.7 million.

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

8. Stock-Based Compensation
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
A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the 2014 Plan. In addition, 40 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 1,997 shares available for issuance under the 2014 Plan. As of September 30, 2014, options to purchase a total of 505 shares of common stock have been granted under the 2014 Plan, 4 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised, and 1,496 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of September 30, 2014, a total of 9,182 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 107 shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	1.3%	1.2 - 2.0%	0.7 - 1.3%
Expected life (in years)	4.8	4.8	3.8 - 6.3	4.8
Expected volatility	46.5%	46.8%	45.1 - 46.8%	46.8 - 49.4%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$6.20	$3.17	$5.55	$3.09

Stock option activity during the nine months ended September 30, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2014	5,422	$2.76
Granted	2,258	9.80
Exercised	(1,081)	0.97
Forfeited	(48)	7.22
Balance as of September 30, 2014	6,551	$5.45

The summary of stock options outstanding as of September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.35	1,135	$0.32	3.4	1,135	$0.32	3.4
$0.54 - $0.84	592	0.74	5.3	586	0.74	5.3
$1.74 - $3.10	1,181	2.80	7.1	884	2.73	7.1
$4.00 - $7.82	1,406	6.88	5.9	477	6.20	5.9
$8.35	1,737	8.35	6.3	—	—	—
$13.00 - $15.50	500	14.82	6.8	14	13.00	6.5
	6,551	$5.45	5.8	3,096	$2.05	5.2
The aggregate intrinsic value of stock options exercised during each of the three months ended September 30, 2014 and 2013 was $1.4 million and less than $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during each of the nine months ended September 30, 2014 and 2013 was $9.1 million and $4.4 million, respectively. The total fair value of stock options vested during each of the three months ended September 30, 2014 and 2013 was $0.5 million and $0.5 million, respectively. The total fair value of stock options vested during each of the nine months ended September 30, 2014 and 2013 was $1.3 million and $1.1 million, respectively. As of September 30, 2014, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $14.5 million, which the Company expects to recognize over the next 3.2 years.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

9. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three and nine month periods ended September 30, 2014 is based on the estimated annual effective tax rate for fiscal year 2014. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For each of the three and nine month periods ended September 30, 2014, the Company's provision for income taxes reflected an effective tax rate of approximately 0.3%, and for each of the three and nine month periods ended September 30, 2013 the Company's provision for income taxes reflected an effective tax rate of approximately 0.3%. For the three and nine months ended September 30, 2014 and 2013, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

The Company had no unrecognized tax benefits as of September 30, 2014. The Company's tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

10. Discontinued Operations
On March 1, 2013, the Company distributed all of the shares of a subsidiary to the Company's stockholders in a spin-off. However, since all shares of the subsidiary were distributed in 2013, the Company's condensed consolidated statements of operations and comprehensive loss and statements of cash flows have been presented to show the discontinued operations of the subsidiary separately from continuing operations for all periods presented. Since the transaction was between entities under common control, the distribution of the shares of the subsidiary did not result in a gain or loss on distribution as it was recorded at historical carrying values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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

On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares, and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO generated net proceeds to us of approximately $86.3 million, after deducting $10.1 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our credit facility with Wells Fargo Bank, National Association, or Credit Facility.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 3.1 million, 2.4 million and 1.1 million registered users as of December 31, 2013, 2012 and 2011, respectively. Registered users at September 30, 2014 were 4.1 million compared to 3.0 million at September 30, 2013.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, provision for income taxes, total other expense, net, unoccupied lease charges and disposal of long-lived assets. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

•
adjusted EBITDA is widely used by investors and securities analysts to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(4,625)	$(5,179)	$(14,874)	$(11,376)
Depreciation and amortization	1,092	809	3,122	2,071
Stock-based compensation expense	1,101	412	3,087	1,122
Loss from discontinued operations, net of tax	—	—	—	199
Provision for income taxes	18	14	51	33
Interest (income) expense, net	82	170	408	337
Unoccupied lease charges	—	88	—	236
Adjusted EBITDA	$(2,332)	$(3,686)	$(8,206)	$(7,378)

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

The amount of research and development costs reclassified to cost of revenues was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and was $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementations costs in the amount of $1.2 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Total Other Expense, Net

Total other expense, net, consists primarily of interest income and expense. We earn interest income on our cash, cash equivalents and investments, and expect interest income to increase due to the increase in our cash, cash equivalents and investments as a result of our IPO. Interest expense consists primarily of the interest incurred on outstanding borrowings under our Credit Facility. We expect interest expense to decrease in future periods as we have utilized a portion of the proceeds from our IPO to pay down a portion of our Credit Facility.

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three and nine months ended September 30, 2014 and 2013.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$20,989	$14,325	$56,981	$41,203
Cost of revenues(1)(2)	12,143	9,167	33,185	25,382
Gross profit	8,846	5,158	23,796	15,821
Operating expenses:
Sales and marketing(2)	5,642	4,599	17,183	11,797
Research and development(2)	3,155	2,259	8,678	6,277
General and administrative(2)	4,574	3,207	12,350	8,318
Unoccupied lease charges	—	88	—	236
Total operating expenses	13,371	10,153	38,211	26,628
Loss from operations	(4,525)	(4,995)	(14,415)	(10,807)
Total other expense, net	(82)	(170)	(408)	(337)
Loss before income taxes	(4,607)	(5,165)	(14,823)	(11,144)
Provision for income taxes	(18)	(14)	(51)	(33)
Loss from continuing operations	(4,625)	(5,179)	(14,874)	(11,177)
Loss from discontinued operations, net of tax(3)	—	—	—	(199)
Net loss	$(4,625)	$(5,179)	$(14,874)	$(11,376)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development costs reclassified into cost of revenues	$517	$433	$1,295	$1,249

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$159	$70	$432	$192
Sales and marketing	189	81	543	180
Research and development	131	64	360	189
General and administrative	622	197	1,752	561
Total stock-based compensation expenses	$1,101	$412	$3,087	$1,122

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax, reflects the financial results of this divested subsidiary.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	57.9	64.0	58.2	61.6
Gross profit	42.1	36.0	41.8	38.4
Operating expenses:
Sales and marketing(2)	26.9	32.1	30.2	28.6
Research and development(2)	15.0	15.8	15.2	15.2
General and administrative(2)	21.8	22.4	21.7	20.2
Unoccupied lease charges	—	0.6	—	0.6
Total operating expenses	63.7	70.9	67.1	64.6
Loss from operations	(21.6)	(34.9)	(25.3)	(26.2)
Total other expense, net	(0.4)	(1.2)	(0.7)	(0.8)
Loss before income taxes	(22.0)	(36.1)	(26.0)	(27.0)
Provision for income taxes	(0.1)	(0.1)	(0.1)	(0.1)
Loss from continuing operations	(22.1)	(36.2)	(26.1)	(27.1)
Loss from discontinued operations, net of tax(3)	—	—	—	(0.5)
Net loss	(22.1)%	(36.2)%	(26.1)%	(27.6)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development costs reclassified into cost of revenues	2.5%	3.0%	2.3%	3.0%

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	0.8%	0.5%	0.8%	0.5%
Sales and marketing	0.9	0.6	1.0	0.4
Research and development	0.6	0.4	0.6	0.5
General and administrative	3.0	1.4	3.1	1.4
Total stock-based compensation expenses	5.3%	2.9%	5.5%	2.8%

(3)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Revenues	$20,989	$14,325	$6,664	46.5%	$56,981	$41,203	$15,778	38.3%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Revenues increased by $6.7 million, or 46.5%, from $14.3 million for the three months ended September 30, 2013 to $21.0 million for the three months ended September 30, 2014. $5.5 million of this increase was generated from the growth in new registered users from existing customers and the addition of registered users from new installed customers. The remaining $1.2 million of increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 3.0 million at September 30, 2013 to 4.1 million at September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Revenues increased by $15.8 million, or 38.3%, from $41.2 million for the nine months ended September 30, 2013 to $57.0 million for the nine months ended September 30, 2014. $12.9 million of this increase was generated from the growth in new registered users from existing customers and the addition of registered users from new installed customers. The remaining $2.9 million of increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 3.0 million at September 30, 2013 to 4.1 million at September 30, 2014.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Cost of revenues	$12,143	$9,167	$2,976	32.5%	$33,185	$25,382	$7,803	30.7%
Percentage of revenues	57.9%	64.0%			58.2%	61.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Cost of revenues increased by $3.0 million, or 32.5%, from $9.2 million for the three months ended September 30, 2013 to $12.1 million for the three months ended September 30, 2014. This increase was attributable to a $1.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $0.9 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in registered users from existing customers and the increase in registered users from new customers and transactions processed on our solutions, a $0.4 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.2 million increase in facilities and other overhead costs, and a $0.2 million increase in partner referral fees which was related to the increase in revenue generated by customers subject to referral agreements.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Cost of revenues increased by $7.8 million, or 30.7%, from $25.4 million for the nine months ended September 30, 2013 to $33.2 million for the nine months ended September 30, 2014. This increase was attributable to a $3.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $1.9 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in registered users from existing customers and the increase in registered users from new customers and transactions processed on our solutions, a $1.8 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.5 million increase in partner referral fees which was related to the increase in revenue generated by customers subject to referral agreements, and a $0.3 million increase in facilities and other overhead costs.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Sales and marketing	$5,642	$4,599	$1,043	22.7%	$17,183	$11,797	$5,386	45.7%
Percentage of revenues	26.9%	32.1%			30.2%	28.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Sales and marketing expenses increased by $1.0 million, or 22.7%, from $4.6 million for the three months ended September 30, 2013 to $5.6 million for the three months ended September 30, 2014. This increase was primarily attributable to a $1.0 million increase in personnel costs due to the growth of our sales and marketing organizations, and a $0.1 million increase in travel and entertainment costs due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives. These increases were offset by a $0.1 million decrease in recruiting expenses. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Sales and marketing expenses increased by $5.4 million, or 45.7%, from $11.8 million for the nine months ended September 30, 2013 to $17.2 million for the nine months ended September 30, 2014. This increase was primarily attributable to a $4.3 million increase in personnel costs due to the growth of our sales and marketing organizations. Travel, recruiting and other employee related expenses increased by $0.6 million due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives and our investment in hiring new sales and marketing personnel. Discretionary marketing spend increased by $0.2 million primarily due to our increased advertising efforts to drive brand awareness and our expanded marketing efforts to attract new customers and retain and grow existing customers, which included a $0.1 million increase in costs incurred as a result of the growth in our annual client conference. Sales and marketing expenses increased by $0.2 million due to an increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
Research and development	$3,155	$2,259	$896	39.7%	$8,678	$6,277	$2,401	38.3%
Percentage of revenues	15.0%	15.8%			15.2%	15.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Research and development expenses increased by $0.9 million, or 39.7%, from $2.3 million for the three months ended September 30, 2013 to $3.2 million for the three months ended September 30, 2014. This increase was primarily attributable to a $0.8 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions and a $0.1 million increase in facilities and other overhead costs.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Research and development expenses increased by $2.4 million, or 38.3%, from $6.3 million for the nine months ended September 30, 2013 to $8.7 million for the nine months ended September 30, 2014. This increase was primarily attributable to a $2.3 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions and a $0.1 million increase in facilities and other overhead costs.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	(%)	2014	2013	$	(%)
General and administrative	$4,574	$3,207	$1,367	42.6%	$12,350	$8,318	$4,032	48.5%
Percentage of revenues	21.8%	22.4%			21.7%	20.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. General and administrative expenses increased by $1.4 million, or 42.6%, from $3.2 million for the three months ended September 30, 2013 to $4.6 million for the three months ended September 30, 2014. The increase in general and administrative expenses was primarily attributable to a $1.0 million increase in personnel costs to support the growth of our business. The remaining increase was attributable to a $0.2 million increase in corporate insurance expense due to our recent initial public offering, a $0.1 million increase in information technologies and other corporate expenses associated with our continued efforts to enhance and improve our information infrastructure, and a $0.1 million increase in executive travel associated with developing and improving relations with the investor community. We anticipate that general and administrative expenses will increase in absolute dollars in the future as a result of becoming a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. General and administrative expenses increased by $4.0 million, or 48.5%, from $8.3 million for the nine months ended September 30, 2013 to $12.4 million for the nine months ended September 30, 2014. The increase in general and administrative expenses was primarily attributable to a $3.3 million increase in personnel costs to support the growth of our business. The remaining increase was attributable to a $0.6 million increase in corporate insurance expense due to our recent initial public offering and a $0.2 million increase in executive travel associated with developing and improving relations with the investor community, all of which were partially offset by a decrease of $0.1 million in professional services expense as we have hired fewer outside consultants as our general and administrative personnel has increased.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO, borrowings under credit facilities and cash flows from operations. At September 30, 2014, our principal sources of liquidity were cash, cash equivalents and investments of $90.4 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(4,258)	$(201)
Investing activities	(22,600)	(10,229)
Financing activities	80,523	22,492
Net increase in cash and cash equivalents	$53,665	$12,062

Cash Flows from Operating Activities

Cash used in operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase the number of installed customers.

For the nine months ended September 30, 2014, our net cash and cash equivalents used in operating activities were $4.3 million, which consisted of a net loss of $14.9 million, offset by cash inflows from changes in operating assets and liabilities of $1.0 million and non-cash adjustments of $9.6 million. Cash inflows were the result of a $9.1 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $2.5 million decrease in accounts receivable due to the timing of billings at the end of the prior year and increased collection efforts, and a net change in other assets and liabilities of $0.5 million. Cash outflows are the result of a $6.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.4 million decrease in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure, and a $1.2 million increase in prepaid expenses and other assets. Non-cash items consisted primarily of $3.2 million of amortization of deferred implementation and deferred solution and other costs, $3.1 million of depreciation and amortization expense due to growth in our fixed asset base, and $3.1 million of stock-based compensation expense.

For the nine months ended September 30, 2013, our net cash and cash equivalents used in operating activities were $0.2 million, which primarily consisted of a net loss of $11.4 million, offset by cash inflows from changes in operating assets and liabilities of $5.6 million and non-cash adjustments of $5.8 million. Cash inflows were the result of a $5.7 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $4.2 million increase in deferred rent and other long-term liabilities primarily due to the lease for our current corporate headquarters, and a net increase of $1.6 million in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure. Cash outflows were primarily the result of a $4.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $1.0 million increase in accounts receivable, and a $0.4 million increase in prepaid expenses and other assets. Non-cash items consisted primarily of $2.1 million of depreciation and amortization expense due to growth in our fixed asset base, $2.0 million of amortization of deferred implementation and deferred solution and other costs, $1.1 million of stock-based compensation expense, $0.2 million of unoccupied lease charges, and $0.2 million of loss from our discontinued operations.
.
Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases of investments and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the nine months ended September 30, 2014, net cash used in investing activities was $22.6 million, consisting primarily of $18.1 million for the purchase of investments, $3.8 million for the purchase of property and equipment, and a $0.7 million increase in restricted cash for the deposit securing the lease for the expansion of our corporate headquarters.

For the nine months ended September 30, 2013, net cash used in investing activities was $10.2 million, consisting primarily of $10.1 million used for the purchase of property and equipment and $0.1 million for the purchase of intellectual property.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of preferred stock, issuance of common stock in our IPO, proceeds from the exercises of options to purchase common stock and payments on capital lease obligations as well as proceeds from, and repayments on, our Credit Facility.

For the nine months ended September 30, 2014, net cash provided by financing activities was $80.5 million, consisting primarily of proceeds from the completion of our IPO, which occurred on March 25, 2014. We received $86.3 million in net proceeds from our IPO after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, we made draws of $12.5 million on our Credit Facility, and we received $1.0 million from the exercise of stock options, which were partially offset by payments of $18.7 million on our Credit Facility and $0.6 million on capital lease obligations.

For the nine months ended September 30, 2013, net cash provided by financing activities was $22.5 million, consisting primarily of $19.0 million in proceeds from the issuance of our Series C preferred stock, $6.4 million in proceeds from borrowings on our Credit Facility, $0.3 million from the exercise of stock options, which were partially offset by approximately $2.7 million in payments made on our previous credit facility and $0.5 million in payments made on capital lease obligations.

Contractual Obligations and Commitments

During the three months ended September 30, 2014, there were two material changes, as noted below, to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014.
On July 18, 2014, we entered into an office lease agreement, or the Lease, with CREF Aspen Lake Building II, LLC to lease approximately 70,000 rentable square feet, or the Premises, of an office building to be located immediately adjacent to our current headquarters, in order to expand our headquarters. The Lease provides for phased commencement dates, with commencement of the first phase covering 55,000 rentable square feet anticipated to occur on November 1, 2015, or the Initial Commencement Date, with the remaining space becoming available nine months thereafter. The actual commencement dates are subject to timely completion of the construction of the Premises. The term of the Lease commences on the Initial Commencement Date and runs 124 months, with a five year renewal option, and the rent obligations under the Lease begin with monthly rents of $98,198, which escalate over the course of the Lease to $160,037 per month in the final four months of the Lease's term.
On August 11, 2014, we entered into Amendment Number Two to the Credit Facility, which modified the Credit Facility to add an accordion feature which allows us to increase our maximum borrowings under the Credit Facility by up to $25 million, subject to certain conditions and limitations. The amendment modified and eliminated certain of our financial covenants and fees owed under the Credit Facility. On September 5, 2014, we paid $2.0 million on the Credit Facility.
Our principal commitments consist of obligations under our outstanding Credit Facility, non-cancelable capital and operating leases related to our facilities and equipment and minimum purchase commitments for third-party products, co-location fees and other product costs. The following table summarizes our contractual obligations and commitments at September 30, 2014 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Principal payments - line of credit	$—	$—	$46	$—	$46
Interest payments - line of credit	2	4	1	—	7
Operating lease obligations	1,916	6,124	6,783	14,317	29,140
Capital lease obligations	468	261	—	—	729
Purchase commitments	4,952	7,352	3,863	1,757	17,924
Total	$7,338	$13,741	$10,693	$16,074	$47,846

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Accounts receivable, net;

•	Stock-based compensation; and

•	Income taxes.

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the interim unaudited condensed consolidated financial statements included in this quarterly report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended September 30, 2014 there were no significant changes in our critical accounting policies or estimates which were included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 20, 2014.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

JOBS Act
The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an "emerging growth company" until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a "large accelerated filer," which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an "emerging growth company" and could remain one until as late as December 31, 2019.
As an "emerging growth company" we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $14.3 million for the three months ended September 30, 2013 to $21.0 million for the three months ended September 30, 2014, and $41.2 million for the nine months ended September 30, 2013 to $57.0 million for the nine months ended September 30, 2014. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally and our management of a growing workforce and customer base geographically-dispersed across the U.S. will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, as our customers and their systems increase in size and complexity. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

Our business depends on our ability to satisfy our customers and meet their virtual banking needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our virtual banking solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.

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

•	the amount and timing of cash collections from our customers;

•	long or delayed implementation times for new customers, including larger customers, or other changes in the levels of customer support we provide;

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $4.6 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively, and $14.9 million and $11.4 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $59.6 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, it may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

Our sales cycle can be unpredictable, time-consuming and costly, which could harm our business and operating results.

Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our solutions. Prospective customers, especially larger financial institutions, often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors and lasts from six to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners.

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

Additionally, we recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize a portion of implementation expenses as incurred even though we recognize the related revenues over extended periods. As a result, we may report poor operating results in periods in which we are incurring higher implementation expenses, including for implementations of larger more complex customers, related to revenues which we will recognize in future periods. Alternatively, we may report better operating results in periods due to lower implementation expenses, but such lower expenses may be indicative of slower revenue growth in future periods. As a result, our expenses may fluctuate as a percentage of revenues and changes in our business generally may not be immediately reflected in our results of operations.

As the number, size and complexity of customers that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.

We may face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations involving larger customers that typically have more extensive and complex hardware and software infrastructures. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, our customers typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers' implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of registered users or any difficulties or delays in implementation processes could cause customers to delay or forgo future purchases of our solutions, which would adversely affect our business, operating results and financial condition.

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

Competition for executive officers, software developers and other key employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Our research and development organization is principally located in Austin, Texas, where competition for software development and engineering personnel is intense. We may have difficulty hiring and retaining suitably skilled personnel or expanding our research and development organization. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, with the September 16, 2014 expiration of the lock-up period related to our IPO and other selling restrictions, many of our existing employees may exercise vested options and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.

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

As of September 30, 2014, we had one U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.2 million as of September 30, 2014. It is possible that we could face sales tax audits and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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

Sales of substantial amounts of our common stock in the public market following our IPO, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 34,218,697 shares of common stock outstanding as of October 31, 2014, excluding shares issuable upon the exercise of our outstanding stock options and shares otherwise issuable pursuant to our stock plans. The shares sold in the IPO were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the directed share program. In addition, as of September 16, 2014, 66.4% of our outstanding common stock became tradable upon the expiration of lock-up agreements executed in connection with our initial public offering. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

On May 15, 2014, we registered 8,960,341 shares of our common stock that we have issued or may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements and trading windows under our insider trading policy. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Holders of approximately 66.0% of our common stock are entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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

As of October 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 64.7% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion over the use of the proceeds we received in our IPO and might not apply those proceeds in ways that increase the value of our common stock.

Our management has broad discretion to use the net proceeds from our IPO. Our management might not apply the net proceeds of the IPO in ways that increase the value of our common stock. We used approximately $6.2 million of our net proceeds to repay outstanding indebtedness under our Credit Facility and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock, at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO generated net proceeds to us of $86.3 million, after deducting $10.1 million in underwriting discounts, commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.              Exhibits

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	*
Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC (filed as Exhibit 10.1 to the Registration's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2014).

10.2	**	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Q2 HOLDINGS, INC.
November 10, 2014	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer

November 10, 2014	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	*
Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC (filed as Exhibit 10.1 to the Registration's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2014).

10.2	**	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

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