Form 10-Q
period 2015-03-31
Q2 Holdings, Inc.
filed 2015-05-08
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.
 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Q2 Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	001-36350 (Commission File Number)	20-2706637 (IRS Employer Identification No.)

13785 Research Blvd., Suite 150
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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,188,805 shares of Common Stock, $0.0001 par value per share as of April 30, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,170	$67,979
Restricted cash	829	829
Investments	25,525	20,956
Accounts receivable, net	7,225	5,007
Prepaid expenses and other current assets	3,282	2,695
Deferred solution and other costs, current portion	4,070	5,060
Deferred implementation costs, current portion	2,054	1,996
Total current assets	137,155	104,522
Property and equipment, net	19,001	18,521
Deferred solution and other costs, net of current portion	8,192	7,159
Deferred implementation costs, net of current portion	5,554	5,378
Other long-term assets	1,141	1,226
Total assets	$171,043	$136,806
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,444	$1,986
Accrued liabilities	10,338	9,268
Accrued compensation	2,781	3,936
Deferred revenues, current portion	18,576	17,289
Capital lease obligations, current portion	338	408
Total current liabilities	35,477	32,887
Deferred revenues, net of current portion	21,025	19,436
Capital lease obligations, net of current portion	105	167
Deferred rent, net of current portion	4,504	4,694
Other long-term liabilities	709	682
Total liabilities	61,820	57,866
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value; 150,000 shares authorized; 37,189 shares issued and 37,188 shares outstanding as of March 31, 2015, and 34,697 shares issued and 34,696 shares outstanding as of December 31, 2014	4	3
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2015, and December 31, 2014	—	—
Treasury stock at cost; 1 shares at each of March 31, 2015 and December 31, 2014	(27)	(20)
Additional paid-in capital	178,262	143,337
Accumulated other comprehensive loss	(5)	(14)
Accumulated deficit	(69,011)	(64,366)
Total stockholders' equity	109,223	78,940
Total liabilities and stockholders' equity	$171,043	$136,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$24,157	$16,834
Cost of revenues(1)	13,272	10,212
Gross profit	10,885	6,622
Operating expenses:
Sales and marketing(1)	6,194	5,509
Research and development(1)	4,151	2,736
General and administrative(1)	5,125	3,718
Total operating expenses	15,470	11,963
Loss from operations	(4,585)	(5,341)
Other income (expense):
Interest and other income	44	—
Interest and other expense	(72)	(207)
Total other expense, net	(28)	(207)
Loss before income taxes	(4,613)	(5,548)
Provision for income taxes	(32)	(18)
Net loss	$(4,645)	$(5,566)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	9	—
Comprehensive loss	$(4,636)	$(5,566)
Net loss per common share, basic and diluted	$(0.13)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	35,633	14,107
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$178	$126
Sales and marketing	292	167
Research and development	162	107
General and administrative	690	518
Total stock-based compensation expenses	$1,322	$918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,645)	$(5,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	1,127	967
Depreciation and amortization	1,203	999
Amortization of debt issuance costs	24	24
Amortization of premiums on investments	89	—
Stock-based compensation expenses	1,322	918
Allowance for sales credits	15	15
Changes in operating assets and liabilities:
Accounts receivable, net	(2,232)	3,314
Prepaid expenses and other current assets	(585)	(695)
Deferred solution and other costs	(488)	(1,467)
Deferred implementation costs	(918)	(837)
Other long-term assets	41	363
Accounts payable	917	1,038
Accrued liabilities	(1,200)	(4,725)
Deferred revenues	2,876	961
Deferred rent and other long-term liabilities	(190)	193
Net cash used in operating activities	(2,644)	(4,498)
Cash flows from investing activities:
Purchases of investments	(6,480)	—
Redemption of investments	1,830	—
Purchases of property and equipment	(436)	(1,830)
Net cash used in investing activities	(5,086)	(1,830)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	12,500
Payments on line of credit	—	(12,500)
Payments on capital lease obligations	(136)	(223)
Proceeds from the issuance of common stock, net of issuance costs	32,811	73,615
Proceeds from exercise of stock options to purchase common stock	1,253	934
Shares acquired to settle the exercise of stock options	(7)	—
Net cash provided by financing activities	33,921	74,326
Net increase in cash and cash equivalents	26,191	67,998
Cash and cash equivalents, beginning of period	67,979	18,675
Cash and cash equivalents, end of period	$94,170	$86,673
Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$102

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents and restricted cash are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, a single customer accounted for 17% of accounts receivable, net, and no individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2014.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of March 31, 2015 and December 31, 2014 were unbilled receivables of $2.9 million and $2.3 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of March 31, 2015 and December 31, 2014, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of March 31, 2015 and December 31, 2014.

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

The Company considers subscription fees to be fixed or determinable unless the fees are subject to refund or adjustment or are not payable within the Company's standard payment terms. In determining whether collection of subscription fees is reasonably assured, the Company considers financial and other information about customers, such as a customer's current credit-worthiness and payment history over time. Historically, bad debt expenses have not been significant.

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

The Company determines BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company's discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices. As the Company's

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes in relative selling prices, and include both VSOE and BESP.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.2 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

The amount of research and development expenses allocated to cost of revenues was $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Company capitalized implementation costs in the amount of $0.9 million and $0.8 million during the three months ended March 31, 2015 and 2014, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through March 31, 2015, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were less than $0.1 million for the three months ended March 31, 2015 and $0.1 million for the three months ended March 31, 2014.

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

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to the Company’s limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2015, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Basic and Diluted Net Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has previously issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company's Series A, B and C preferred stock are entitled, on a pari passu basis, to receive dividends when, as and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock or junior convertible preferred stock until such time as the total dividends paid on each share of Series A, B and C preferred stock is equal to the original issue price of the shares. Holders of junior convertible preferred stock are entitled to receive a pro rata share of any dividend declared, based on the number of shares of common and preferred stock outstanding. As a result, all series of the Company's preferred stock are considered participating securities for the period of time that such securities are outstanding.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three months ended March 31, 2015 and 2014, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three months ended March 31,
	2015	2014
Numerators:
Net loss attributable to common stockholders	$(4,645)	$(5,566)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,633	14,107

Net loss per common share, basic and diluted	$(0.13)	$(0.39)
The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31,
	2015	2014
Redeemable convertible preferred stock:
Series A preferred stock	—	7,293
Series B preferred stock	—	1,677
Series C preferred stock	—	2,402
Junior preferred stock	—	1,154
Stock options and restricted stock units	5,927	6,278
Total anti-dilutive common share equivalents	5,927	18,804
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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. ASU 2015-03 will be effective for the Company beginning in its first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2015-03 on its consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through May 8, 2015, the date of filing of this Form 10-Q.

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2015:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,059	$14,059	$—	$—
Certificates of deposits	735	—	735	—
	$14,794	$14,059	$735	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$10,553	$—	$10,553	$—
Corporate bonds and commercial paper	8,316	—	8,316	—
Certificates of deposit	6,656	—	6,656	—
	$25,525	$—	$25,525	$—

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2014:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,865	$17,865	$—	$—
Certificates of deposits	1,456	—	1,456	—
	$19,321	$17,865	$1,456	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$7,502	$—	$7,502	$—
Corporate bonds and commercial paper	6,192	—	6,192	—
Certificates of deposit	7,262	—	7,262	—
	$20,956	$—	$20,956	$—

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

4. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of March 31, 2015 and December 31, 2014 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds.

The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the investments before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums, and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net, in the condensed consolidated statements of comprehensive loss.

As of March 31, 2015 and December 31, 2014, the Company's cash was $79.4 million and $48.7 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of March 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,059	$—	$—	$14,059
Certificates of deposits	735	—	—	735
	$14,794	$—	$—	$14,794

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$10,553	$—	$—	$10,553
Corporate bonds and commercial paper	8,320	—	(4)	8,316
Certificates of deposits	6,656	—	—	6,656
	$25,529	$—	$(4)	$25,525

A summary of the Company's cash equivalents and investments as of December 31, 2014 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,865	$—	$—	$17,865
Certificates of deposits	1,456	—	—	1,456
	$19,321	$—	$—	$19,321

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$7,508	$—	$(6)	$7,502
Corporate bonds and commercial paper	6,200	—	(8)	6,192
Certificates of deposits	7,262	—	—	7,262
	$20,970	$—	$(14)	$20,956

The Company may sell its investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2015	December 31, 2014
Due within one year or less	$12,749	$9,095
Due after one year through five years	12,776	11,861
Total	$25,525	$20,956

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of March 31, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2015:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$10,553	$—
Corporate bonds and commercial paper	8,320	(4)
Total	$18,873	$(4)

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2014:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$7,508	$(6)
Corporate bonds and commercial paper	6,200	(8)
Total	$13,708	$(14)

5. Debt

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

As of March 31, 2015, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million, and the interest rate applicable to the Credit Facility was 3.2%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of March 31, 2015.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

6. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space for its corporate headquarters in Austin, Texas under a non-cancelable operating lease that expires in April 2021 and a regional sales office in Atlanta, Georgia under a non-cancelable operating lease that expires in January 2016. Rent expense under operating leases was $0.3 million for each of the three months ended March 31, 2015 and 2014, respectively.
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from February 2016 through June 2016 and the leases are secured by the underlying leased property and equipment.
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

Follow-On Offering

On March 4, 2015, the Company completed its follow-on offering of 5,122 shares of common stock at $19.75 per share, and sold an additional 768 shares of common stock at $19.75 per share when the underwriters exercised their over-allotment option to purchase additional shares. The total shares sold in the follow-on offering and shares sold when the underwriters exercised their over-allotment option included 4,133 shares sold by selling stockholders. After deducting the payment of underwriters' discounts and commissions and offering costs, including offering costs incurred but not paid as of March 31, 2015, the net proceeds to the Company from the sale of shares in the offering and the sale of shares when the underwriters exercised their over-allotment option was approximately $32.3 million.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Conversion of Redeemable Common and Preferred Stock

Immediately prior to the closing of the IPO, which was completed on March 25, 2014, each share of the Company's outstanding preferred, junior preferred and redeemable common stock was converted into one share of undesignated common stock. The following table presents the conversion of all classes of stock on March 25, 2014:

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
A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1, 2016 and each subsequent anniversary through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the 2014 Plan. On January 1, 2015, 1,561 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan, and 93 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 3,611 shares available for issuance under the 2014 Plan. As of March 31, 2015, options to purchase a total of 953 shares of common stock have been granted under the 2014 Plan in the form of stock options, 226 shares have been reserved for the future vesting of restricted stock awards, 13 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,445 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of March 31, 2015, a total of 9,128 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 107 shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.5%	1.2 - 2.1%
Expected life (in years)	4.8	3.8 - 6.8
Expected volatility	46.1 - 46.9%	45.1 - 45.2%
Dividend yield	—	—
Weighted-average grant date fair value per share	$8.25	$5.39

Stock option activity during the three months ended March 31, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2015	6,111	$5.90
Granted	375	20.25
Exercised	(735)	1.71
Forfeited	(49)	8.58
Balance as of March 31, 2015	5,702	$7.36

The summary of stock options outstanding as of March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.35	561	$0.33	2.9	561	$0.33	2.9
$0.54 - $0.84	358	0.71	4.7	358	0.71	4.7
$1.74 - $3.10	952	2.86	6.3	788	2.81	6.2
$4.00 - $7.82	1,198	6.98	5.4	542	6.67	5.4
$8.35	1,692	8.35	5.8	91	8.35	5.8
$13.00 - $21.37	941	17.34	6.6	27	13.00	6.0
	5,702	$7.36	5.6	2,367	$3.12	5.0

The aggregate intrinsic value of stock options exercised during each of the three months ended March 31, 2015 and 2014 was $13.3 million and $7.5 million, respectively. The total fair value of stock options vested during each of the three months ended March 31, 2015 and 2014 was $1.1 million and $0.4 million, respectively. As of March 31, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $14.8 million, which the Company expects to recognize over the next 3.0 years.
Restricted Stock Units
The Company’s restricted stock units vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2015	28	$19.44
Granted	198	20.43
Vested	—	—
Forfeited	(1)	20.91
Nonvested as of March 31, 2015	225	$20.30

As of March 31, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to restricted stock was $4.4 million, which the Company expects to recognize over the next 3.9 years.
9. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three month periods ended March 31, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

The Company's provision for income taxes reflected an effective tax rate of approximately 0.7% and 0.3% for three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

The Company had no unrecognized tax benefits as of March 31, 2015. The Company's tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

10. Subsequent Events
On May 1, 2015, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) amending the Lease Agreement, dated July 18, 2014, with CREF Aspen Lake Building II, LLC, which originally provided for the lease of approximately 70,000 square feet (the "Original Premises") of office space in an office building to be located immediately adjacent to the Company's current headquarters (the "Original Lease," and as amended, the "Lease"). Pursuant to the Amendment, the Company has agreed to lease an additional approximately 34,000 square feet commencing on May 1, 2016, and an additional approximately 25,000 square feet commencing January 1, 2017.

The Amendment also extends the term of the Original Lease. The Lease, as amended, provides for phased commencement dates with respect to the Original Premises, with commencement of the first phase covering 55,000 square feet anticipated to occur on October 1, 2015 (the “Initial Commencement Date”), and the remaining 15,000 square feet of the Original Premises

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

commencing nine months thereafter. The actual commencement dates for the Original Premises are subject to timely completion of the building and premises. The term of the Lease, as amended, commences on the Initial Commencement Date and runs until April 30, 2028, with a ten year renewal option, and the rent obligations under the Lease begin with monthly rents of $98, which escalate over the course of the Lease to $311 per month in the final seven months of the Lease's term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.
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

The effective delivery and management of secure and advanced virtual banking solutions in the complex and heavily-regulated financial services industry requires significant resources, personnel and expertise. We provide virtual banking solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our RCFI customers. Our solutions deliver to account holders a unified virtual banking experience across online, mobile, voice and tablet channels by leveraging a common platform that integrates our solutions with each other and with our customers' other internal and third-party systems. In addition, we design our solutions and our data center infrastructure to comply with stringent security and technical regulations applicable to financial institutions and to safeguard our customers and their account holders through features such as real-time risk and fraud analytics.

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

Recent Events

On March 4, 2015, we completed a follow-on offering of 5,122,353 shares of our common stock at $19.75 per share, before underwriting discounts and commissions, and completed the sale of an additional 768,352 shares of our common stock at the price of $19.75 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. Of the combined 5,890,705 shares sold in this offering, 1,757,290 shares were offered by us and 4,133,415 shares were offered by selling stockholders. The follow-on offering generated net proceeds to us of approximately $32.3 million, after deducting $2.4 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the follow-on offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on offering.

Key Operating Measures

In addition to the United States generally accepted accounting principals, or GAAP, measures described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts:

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 4.3 million, 3.1 million and 2.4 million registered users as of December 31, 2014, 2013 and 2012, respectively. Registered users at March 31, 2015 were 5.2 million compared to 3.4 million at March 31, 2014.

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

Churn

We utilize churn to monitor the satisfaction of our clients and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn has ranged from 3.5% to 5.4% over the last four years, and we had annual churn of 4.8%, 3.5% and 3.6% for the years ended December 31, 2014, 2013 and 2012, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(4,645)	$(5,566)
Depreciation and amortization	1,203	999
Stock-based compensation expense	1,322	918
Provision for income taxes	32	18
Interest (income) expense, net	28	207
Adjusted EBITDA	$(2,060)	$(3,424)

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel, as well as a reclassification of costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, an allocation of general overhead costs and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

The amount of research and development costs reclassified to cost of revenues was $0.3 million for the each of the three months ended March 31, 2015 and 2014.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementation costs in the amount of $0.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. Additional expenses include consulting and professional fees, insurance and travel. Our general and administrative expenses have increased as a result of our operating as a public company since our initial public offering in March 2014, or the IPO. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, increased professional services expenses and costs associated with enhanced investor relations activities.

Total Other Expense, Net

Total other expense, net, consists primarily of interest income and expense. We earn interest income on our cash, cash equivalents and investments, and expect interest income to increase due to the increase in our cash, cash equivalents and investments as a result of our IPO and follow-on offering. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility with Wells Fargo Bank, National Association, or our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three months ended March 31, 2015 and 2014.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$24,157	$16,834
Cost of revenues(1)(2)	13,272	10,212
Gross profit	10,885	6,622
Operating expenses:
Sales and marketing(2)	6,194	5,509
Research and development(2)	4,151	2,736
General and administrative(2)	5,125	3,718
Total operating expenses	15,470	11,963
Loss from operations	(4,585)	(5,341)
Total other expense, net	(28)	(207)
Loss before income taxes	(4,613)	(5,548)
Provision for income taxes	(32)	(18)
Net loss	$(4,645)	$(5,566)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development costs reclassified into cost of revenues	$311	$368

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$178	$126
Sales and marketing	292	167
Research and development	162	107
General and administrative	690	518
Total stock-based compensation expenses	$1,322	$918

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	54.9	60.7
Gross profit	45.1	39.3
Operating expenses:
Sales and marketing(2)	25.7	32.7
Research and development(2)	17.2	16.3
General and administrative(2)	21.2	22.1
Total operating expenses	64.1	71.1
Loss from operations	(19.0)	(31.8)
Total other expense, net	(0.1)	(1.2)
Loss before income taxes	(19.1)	(33.0)
Provision for income taxes	(0.1)	(0.1)
Net loss	(19.2)%	(33.1)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended March 31,
	2015	2014
Research and development costs reclassified into cost of revenues	1.3%	2.2%

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenues	0.7%	0.8%
Sales and marketing	1.2	1.0
Research and development	0.7	0.6
General and administrative	2.9	3.1
Total stock-based compensation expenses	5.5%	5.5%

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	(%)
Revenues	$24,157	$16,834	$7,323	43.5%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Revenues increased by $7.3 million, or 43.5%, from $16.8 million for the three months ended March 31, 2014 to $24.2 million for the three months ended March 31, 2015. This increase in revenue was primarily attributable to a $6.3 million increase from the growth in new registered users from existing customers and the addition of registered users from new installed customers. In particular, the number of registered users on our solutions increased from 3.4 million at March 31, 2014 to 5.2 million at March 31, 2015. The remaining $1.0 million of revenue growth was generated from increases in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	(%)
Cost of revenues	$13,272	$10,212	$3,060	30.0%
Percentage of revenues	54.9%	60.7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Cost of revenues increased by $3.1 million, or 30.0%, from $10.2 million for the three months ended March 31, 2014 to $13.3 million for the three months ended March 31, 2015. This increase was attributable to a $1.3 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions related to the increase in registered users from existing and new customers and the increase in transactions processed on our solutions, as well as a $1.0 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure. In addition, there was a $0.4 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, and a $0.3 million increase in facilities and other overhead costs.

We defer certain payroll costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the same period in which the related revenue is recognized. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments in capacity and process improvement to provide opportunities for future expansion of our gross margin as we begin to achieve economies of scale.

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2014	$	(%)
Sales and marketing	$6,194	$5,509	$685	12.4%
Percentage of revenues	25.7%	32.7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Sales and marketing expenses increased by $0.7 million, or 12.4%, from $5.5 million for the three months ended March 31, 2014 to $6.2 million for the three months ended March 31, 2015. This increase was primarily attributable to a $0.3 million increase in personnel costs due to the growth of our sales and marketing organizations, a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments, and a $0.1 million increase in travel and entertainment costs due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives. In addition, there was a $0.1 million increase in discretionary marketing spend primarily due to our increased advertising efforts to drive brand awareness and our expanded marketing efforts to attract new customers and retain and grow existing customers. These increases were offset by a $0.1 million decrease in recruiting expenses. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended March 31,		Change
	2015	2014	$	(%)
Research and development	$4,151	$2,736	$1,415	51.7%
Percentage of revenues	17.2%	16.3%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Research and development expenses increased by $1.4 million, or 51.7%, from $2.7 million for the three months ended March 31, 2014 to $4.2 million for the three months ended March 31, 2015. This increase was primarily attributable to a $1.1 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions and a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our research and development departments.

General and Administrative

	Three Months Ended March 31,		Change
	2015	2014	$	(%)
General and administrative	$5,125	$3,718	$1,407	37.8%
Percentage of revenues	21.2%	22.1%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. General and administrative expenses increased by $1.4 million, or 37.8%, from $3.7 million for the three months ended March 31, 2014 to $5.1 million for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily attributable to a $0.6 million increase in personnel costs to support the growth of our business, a $0.5 million increase in professional services due to our increased efforts to comply with public-company requirements, a $0.2 million increase in corporate insurance expense due to our IPO, and a $0.1 million increase in facilities and other overhead costs which were allocated to the increased personnel in our general and administrative departments. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as a result of our being a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments in growing our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuation based on the timing of our sales. Sales may tend to be lower in the first quarter of each year than in subsequent quarters but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of interaction between our customers and their account holders. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure a successful roll-out of the solutions to account holders and increase the registration of new users. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO and follow-on offering, borrowings under credit facilities and cash flows from operations. At March 31, 2015, our principal sources of liquidity were cash, cash equivalents and investments of $119.7 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(2,644)	$(4,498)
Investing activities	(5,086)	(1,830)
Financing activities	33,921	74,326
Net increase in cash and cash equivalents	$26,191	$67,998

Cash Flows from Operating Activities

Cash used in operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase the number of installed customers.

For the three months ended March 31, 2015, our net cash and cash equivalents used in operating activities were $2.6 million, which consisted of a net loss of $4.6 million, and cash outflows from changes in operating assets and liabilities of $1.8 million, partially offset by non-cash adjustments of $3.8 million. Cash inflows were the result of a $2.9 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments. Cash outflows were the result of a $2.2 million increase in accounts receivable due to the timing of certain annual billings, a $1.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $0.5 million increase in prepaid expenses and other assets, and a $0.3 million decrease in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure. Non-cash items consisted primarily of $1.3 million of stock-based compensation expense, $1.2 million of depreciation and amortization expense due to growth in our fixed asset base, and $1.1 million of amortization of deferred implementation and deferred solution and other costs.

For the three months ended March 31, 2014, our net cash and cash equivalents used in operating activities were $4.5 million, which consisted of a net loss of $5.6 million and cash outflows from changes in operating assets and liabilities of $1.9 million, partially offset by non-cash adjustments of $3.0 million. Cash outflows were the result of net decreases in accounts payable and accrued liabilities of $3.7 million due to the timing of payments for prior year bonuses and commissions and the expansion of our technical infrastructure to support our customer growth, and a $2.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period. Cash inflows were the result of a $3.3 million decrease in accounts receivable due to the timing of billings in the previous quarter and increased collection efforts in the current quarter, and a net change in other assets and liabilities of $0.8 million. Non-cash items consisted primarily of $1.0 million of depreciation and amortization expense due to growth in our fixed asset base, $1.0 million of amortization of deferred implementation and deferred solution and other costs and $0.9 million of stock based compensation expense.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the three months ended March 31, 2015, net cash used in investing activities was $5.1 million, consisting primarily of $6.5 million for the purchase of investments, $0.4 million for the purchase of property and equipment, partially offset by $1.8 million maturities of investments.

For the three months ended March 31, 2014, net cash used in investing activities was $1.8 million, consisting primarily of the purchase of property and equipment for our data center and other technical infrastructure.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock in our IPO and follow-on offering and from exercises of options to purchase common stock, as well as payments on capital lease obligations and proceeds from, and repayments on, our Credit Facility.

For the three months ended March 31, 2015, net cash provided by financing activities was $33.9 million, consisting primarily of proceeds from the completion of our follow-on offering, which was completed on March 4, 2015. We received $32.8 million in net proceeds from our follow-on offering after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, during this period, we received $1.3 million from the exercise of stock options, which was partially offset by $0.1 million of payments on capital lease obligations.

For the three months ended March 31, 2014, net cash provided by financing activities was $74.3 million, consisting primarily of proceeds from the completion of our IPO, which was completed on March 25, 2014. We received $73.6 million in net proceeds from our IPO after deducting the payment of underwriters' discounts, commissions and offering costs paid through March 31, 2014. In addition, during this period, we made draws of $12.5 million on our Credit Facility, received $0.9 million from the exercise of stock options, and made payments of $12.5 million on our Credit Facility and $0.2 million on capital lease obligations.

Contractual Obligations and Commitments

During the three months ended March 31, 2015, and subsequent to March 31, 2015, except as noted below with respect to our Austin facilities lease, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

On May 1, 2015, we entered into a First Amendment to Lease Agreement (the “Amendment”) amending the Lease Agreement, dated July 18, 2014, with CREF Aspen Lake Building II, LLC, which originally provided for the lease of approximately 70,000 square feet (the "Original Premises") of office space in an office building to be located immediately adjacent to our current headquarters (the "Original Lease," and as amended, the "Lease"). Pursuant to the Amendment, we have  agreed to lease an additional approximately 34,000 square feet commencing on May 1, 2016, and an additional approximately 25,000 square feet commencing January 1, 2017.

The Amendment also extends the term of the Original Lease. The Lease, as amended, provides for phased commencement dates with respect to the Original Premises, with commencement of the first phase covering 55,000 square feet anticipated to occur on October 1, 2015 (the “Initial Commencement Date”), and the remaining 15,000 square feet of the Original Premises commencing nine months thereafter. The actual commencement dates for the Original Premises are subject to timely completion of the building and premises. The term of the Lease, as amended, commences on the Initial Commencement Date and runs until April 30, 2028, with a ten year renewal option, and the rent obligations under the Lease begin with monthly rents of $98, which escalate over the course of the Lease to $311 per month in the final seven months of the Lease's term.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for us beginning in the first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. ASU 2015-03 will be effective for us beginning in its first quarter of 2016. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial statements.

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

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended March 31, 2015 there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended March 31, 2015, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $16.8 million for the three months ended March 31, 2014 to $24.2 million for the three months ended March 31, 2015. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and customer base geographically-dispersed across the U.S. and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $4.6 million and $5.6 million for the three months ended March 31, 2015, and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $69.0 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, it may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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

We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated could harm our business.

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

In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on virtual banking solutions, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. In 2014 and continuing in early 2015, the price of oil and gas declined significantly resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.

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

As of March 31, 2015, we had one U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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

The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2014 may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.

The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2014, including the data and forecasts published by BauerFinancial, Celent, Forrester, Gartner, International Data Corporation, Javelin Strategy & Research and Verizon, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. The reports described in this report speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data

Uncertain or weakened economic conditions may adversely affect our industry, business and results of operations.

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

As of December 31, 2014, we had approximately $69.9 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2027. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our IPO in March 2014 and/or our follow-on offering in March 2015, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not be able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.3 million as of March 31, 2015. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had 37,188,805 shares of common stock outstanding as of April 30, 2015, excluding shares issuable upon the exercise of our outstanding stock options or vesting of restricted stock units and shares otherwise issuable pursuant to our stock plans. The shares sold in our IPO and follow-on offering were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the IPO directed share program. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan. In addition, 18,337,094 shares or approximately 49.3% of our outstanding shares will be eligible for sale upon the expiration of lock-up agreements signed in connection with our follow-on offering, which is expected to occur 90 days after February 27, 2015, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements.
We have registered 10,521,640 shares of our common stock that we have issued or may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to lock-up agreements signed in connection with our follow-on offering, volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements and trading windows under our insider trading policy. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of April 30, 2015, holders of approximately 31.7% of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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

As of March 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 54.9% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion over the use of the proceeds we received in our IPO and follow-on offering and might not apply those proceeds in ways that increase the value of our common stock.

Our management has broad discretion to use the net proceeds from our IPO and our follow-on offering. Our management might not apply the net proceeds of the IPO or follow-on offering in ways that increase the value of our common stock. We used approximately $6.2 million of our net proceeds to repay outstanding indebtedness under our credit facility with Wells Fargo Bank, National Association, or Credit Facility, and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

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

As an "emerging growth company" under the JOBS Act, we are relying on permitted exemptions from certain disclosure requirements. In particular, we have not included all of the executive compensation related information in our Annual Report on Form 10-K for the year ended December 31, 2014, that would be required in such report if we were not an emerging growth company. In our Annual Report on Form 10-K for the year ended December 31, 2014, we also only provided four years of selected financial data instead of the five years of selected financial data required for companies that do not qualify for emerging growth company status. In addition, for so long as we are an emerging growth company, we will not be required to:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 4, 2015, we completed a follow-on offering of 5,122,353 shares of our common stock at $19.75 per share, before underwriting discounts and commissions, and completed the sale of an additional 768,352 shares of our common stock, at the price of $19.75 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. Of the combined 5,890,705 shares sold in this offering, 1,757,290 shares were offered by us and 4,133,415 shares were offered by selling stockholders. The follow-on offering generated net proceeds to us of approximately $32.3 million, after deducting $2.4 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the follow-on. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 27, 2015.
(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2015	—	$—	—	$—
February 1 - 28, 2015	359	20.31	—	—
March 1 - 31, 2015	—	—	—	—
Total	359	$20.31	—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.
Item 6.   Exhibits

The information required by this Item is set forth on the exhibit index that follows the signature page of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 8, 2015	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 8, 2015	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

10.1	**
First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC

10.2	**
Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.