Form 10-Q
period 2015-06-30
Q2 Holdings, Inc.
filed 2015-08-07
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,323,337 shares of Common Stock, $0.0001 par value per share as of July 31, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,369	$67,979
Restricted cash	713	829
Investments	49,150	20,956
Accounts receivable, net	6,987	5,007
Prepaid expenses and other current assets	2,614	2,695
Deferred solution and other costs, current portion	4,512	5,060
Deferred implementation costs, current portion	2,331	1,996
Total current assets	135,676	104,522
Property and equipment, net	18,718	18,521
Deferred solution and other costs, net of current portion	8,590	7,159
Deferred implementation costs, net of current portion	5,523	5,378
Other long-term assets	1,187	1,226
Total assets	$169,694	$136,806
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,527	$1,986
Accrued liabilities	6,870	9,268
Accrued compensation	4,251	3,936
Deferred revenues, current portion	17,542	17,289
Capital lease obligations, current portion	344	408
Total current liabilities	32,534	32,887
Deferred revenues, net of current portion	25,846	19,436
Capital lease obligations, net of current portion	1	167
Deferred rent, net of current portion	4,307	4,694
Other long-term liabilities	720	682
Total liabilities	63,408	57,866
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.0001 par value; 150,000 shares authorized; 37,310 issued and 37,309 shares outstanding as of June 30, 2015, and 34,697 shares issued and 34,696 shares outstanding as of December 31, 2014	4	3
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2015, and December 31, 2014	—	—
Treasury stock at cost; 1 share at each of June 30, 2015 and December 31, 2014	(27)	(20)
Additional paid-in capital	180,352	143,337
Accumulated other comprehensive loss	(50)	(14)
Accumulated deficit	(73,993)	(64,366)
Total stockholders' equity	106,286	78,940
Total liabilities and stockholders' equity	$169,694	$136,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$26,284	$19,158	$50,441	$35,992
Cost of revenues(1)	14,138	10,830	27,410	21,042
Gross profit	12,146	8,328	23,031	14,950
Operating expenses:
Sales and marketing(1)	6,987	6,032	13,181	11,541
Research and development(1)	4,797	2,787	8,948	5,523
General and administrative(1)	5,344	4,058	10,469	7,776
Total operating expenses	17,128	12,877	32,598	24,840
Loss from operations	(4,982)	(4,549)	(9,567)	(9,890)
Other income (expense):
Interest and other income	77	5	121	5
Interest and other expense	(65)	(124)	(137)	(331)
Total other income (expense), net	12	(119)	(16)	(326)
Loss before income taxes	(4,970)	(4,668)	(9,583)	(10,216)
Provision for income taxes	(12)	(15)	(44)	(33)
Net loss	$(4,982)	$(4,683)	$(9,627)	$(10,249)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(45)	—	(36)	—
Comprehensive loss	$(5,027)	$(4,683)	$(9,663)	$(10,249)
Net loss per common share, basic and diluted	$(0.13)	$(0.14)	$(0.26)	$(0.42)
Weighted average common shares outstanding:
Basic and diluted	37,232	34,068	36,437	24,143
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$238	$147	$416	$273
Sales and marketing	344	187	636	354
Research and development	217	122	379	229
General and administrative	840	612	1,530	1,130
Total stock-based compensation expenses	$1,639	$1,068	$2,961	$1,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,627)	$(10,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	2,117	2,030
Depreciation and amortization	2,556	2,030
Amortization of debt issuance costs	48	48
Amortization of premiums on investments	108	—
Stock-based compensation expenses	2,961	1,986
Allowance for sales credits	(7)	51
Changes in operating assets and liabilities:
Accounts receivable, net	(1,972)	3,545
Prepaid expenses and other current assets	90	(890)
Deferred solution and other costs	(1,806)	(1,633)
Deferred implementation costs	(1,676)	(1,836)
Other long-term assets	(50)	330
Accounts payable	1,488	(1,036)
Accrued liabilities	(174)	(3,643)
Deferred revenues	6,662	4,798
Deferred rent and other long-term liabilities	(387)	355
Net cash provided by (used in) operating activities	331	(4,114)
Cash flows from investing activities:
Purchases of investments	(39,173)	—
Maturities of investments	10,833	—
Purchases of property and equipment	(2,321)	(2,468)
Decrease in restricted cash	116	—
Net cash used in investing activities	(30,545)	(2,468)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	12,500
Payments on line of credit	—	(16,710)
Payments on financing obligations	(2,205)	—
Payments on capital lease obligations	(230)	(446)
Proceeds from the issuance of common stock, net of issuance costs	32,333	86,461
Proceeds from exercise of stock options to purchase common stock	1,713	1,008
Shares acquired to settle the exercise of stock options	(7)	—
Net cash provided by financing activities	31,604	82,813
Net increase in cash and cash equivalents	1,390	76,231
Cash and cash equivalents, beginning of period	67,979	18,675
Cash and cash equivalents, end of period	$69,369	$94,906
Supplemental disclosures of cash flow information:
Cash paid for taxes	$60	$55
Cash paid for interest	$105	$207

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

The Company, formerly known as CBG Holdings, Inc., was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. On March 1, 2013 the Company was renamed Q2 Holdings, Inc.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, stock-based compensation, the useful lives of property and equipment and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Cash

Restricted cash consists of a deposit held in a checking account for leased office space.

Investments

Investments consist primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds. All investments are considered available for sale and are carried at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2015 and 2014. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2015 or December 31, 2014.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of June 30, 2015 and December 31, 2014 were unbilled receivables of $3.4 million and $2.3 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of June 30, 2015 and December 31, 2014, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of June 30, 2015 and December 31, 2014.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The out-of-pocket expenses are reported in cost of revenues.

Term Licenses and Maintenance Revenues

A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance, which entitles the customer to technical support and upgrades and updates to the software made available on a when-and-if-available basis, are accounted for under Accounting Standards Codification 985-605, Software Revenue Recognition. The Company does not have VSOE of fair value for the maintenance and professional services so the entire arrangement consideration is recognized monthly over the term of the software license when all of the other revenue recognition criteria have been met. Revenues from term licenses and maintenance agreements were not significant in the periods presented.

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

The amount of research and development expenses allocated to cost of revenues was $0.2 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.1 million and $1.0 million during the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through June 30, 2015, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

Stock-Based Compensation

Stock options and restricted stock units awarded to employees, directors and consultants are measured at fair value at each grant date. The Company recognizes compensation expense ratably over the requisite service period of the option or restricted stock unit award, net of the expected forfeitures. The forfeiture rate is estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures for those estimates. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% beginning on the one-year anniversary of the grant date.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2015, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three and six months ended June 30, 2015 and 2014, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerators:
Net loss attributable to common stockholders	$(4,982)	$(4,683)	$(9,627)	$(10,249)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,232	34,068	36,437	24,143
Net loss per common share, basic and diluted	$(0.13)	$(0.14)	$(0.26)	$(0.42)
The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock units	5,861	6,302	5,861	6,302
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. ASU 2015-03 will be effective for the Company beginning in its first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2015-03 on its consolidated financial statements.

In 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through the time of filing of this Form 10-Q.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2015:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$21,194	$21,194	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$15,048	$—	$15,048	$—
Corporate bonds and commercial paper	20,153	—	20,153	—
Certificates of deposit	13,949	—	13,949	—
	$49,150	$—	$49,150	$—

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

4. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of June 30, 2015 and December 31, 2014 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds.

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

As of June 30, 2015 and December 31, 2014, the Company's cash was $48.2 million and $48.7 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of June 30, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$21,194	$—	$—	$21,194

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$15,058	$—	$(10)	$15,048
Corporate bonds and commercial paper	20,193	—	(40)	20,153
Certificates of deposits	13,949	—	—	13,949
	$49,200	$—	$(50)	$49,150

A summary of the Company's cash equivalents and investments as of December 31, 2014 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,865	$—	$—	$17,865
Certificates of deposits	1,456	—	—	1,456
	$19,321	$—	$—	$19,321

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$7,508	$—	$(6)	$7,502
Corporate bonds and commercial paper	6,200	—	(8)	6,192
Certificates of deposits	7,262	—	—	7,262
	$20,970	$—	$(14)	$20,956

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

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2015	December 31, 2014
Due within one year or less	$16,961	$9,095
Due after one year through five years	32,189	11,861
Total	$49,150	$20,956

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of June 30, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of June 30, 2015:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$15,058	$(10)
Corporate bonds and commercial paper	20,193	(40)
Total	$35,251	$(50)

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

As of June 30, 2015, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $21.9 million, and the interest rate applicable to the Credit Facility was 3.2%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of June 30, 2015.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

6. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space for its corporate headquarters in Austin, Texas under a non-cancelable operating lease that expires in April 2021 and a regional sales office in Atlanta, Georgia under a non-cancelable operating lease that expires in January 2016. Rent expense under operating leases was $0.3 million for each of the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from February 2016 through June 2016 and the leases are secured by the underlying leased property and equipment.
New Facilities Lease Amendment
On May 1, 2015, the Company entered into a First Amendment to Lease Agreement, or the Amendment, amending the Lease Agreement, dated July 18, 2014, with CREF Aspen Lake Building II, LLC, which originally provided for the lease of approximately 70,000 square feet, or the Original Premises, of office space in an office building to be located immediately adjacent to the Company's current headquarters, or the Original Lease, and as amended, or the Lease. Pursuant to the Amendment, the Company has agreed to lease an additional approximately 34,000 square feet commencing on May 1, 2016, and an additional approximately 25,000 square feet commencing January 1, 2017.
The Amendment also extends the term of the Original Lease. The Lease, as amended, provides for phased commencement dates with respect to the Original Premises, with commencement of the first phase covering 55,000 square feet anticipated to occur on October 1, 2015 (the “Initial Commencement Date”), and the remaining 15,000 square feet of the Original Premises commencing nine months thereafter. The actual commencement dates for the Original Premises are subject to timely completion of the building and premises. The term of the Lease, as amended, commences on the Initial Commencement Date and runs until April 30, 2028, with a ten year renewal option, and the rent obligations under the Lease begin with rents of $98 per month, which escalate over the course of the Lease to $311 per month in the final seven months of the Lease's term.

The rent obligations over the term assume an Initial Commencement Date of October 1, 2015, and may be subject to adjustment according to the Lease, including the Company’s right to rent abatement in certain circumstances if the premises are not timely delivered.

Future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2015 were as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2015 (from July 1 to December 31)	$188	$1,388
2016	161	3,654
2017	—	4,659
2018	—	4,750
2019	—	4,850
Thereafter	—	30,796
Total minimum lease payments	349	$50,097
Less: imputed interest	(4)
Less: current portion	(344)
Capital lease obligations, net of current portion	$1

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2015 (from July 1 to December 31)	$5,205
2016	6,867
2017	5,917
2018	5,672
2019	4,692
Thereafter	4,092
Total commitments	$32,445
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

Follow-On Offering

On March 4, 2015, the Company completed its follow-on offering of 5,122 shares of common stock at $19.75 per share, and sold an additional 768 shares of common stock at $19.75 per share when the underwriters exercised their over-allotment option to purchase additional shares. The total shares sold in the follow-on offering and shares sold when the underwriters exercised their over-allotment option included 4,133 shares sold by selling stockholders. After deducting the payment of underwriters' discounts and commissions and offering costs the net proceeds to the Company from the sale of shares in the offering and the sale of shares when the underwriters exercised their over-allotment option was approximately $32.3 million.

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
A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the 2014 Plan. On January 1, 2015, 1,561 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan, and 102 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 3,620 shares available for issuance under the 2014 Plan. As of June 30, 2015, options to purchase a total of 988 shares of common stock have been granted under the 2014 Plan in the form of stock options, 257 shares have been reserved for the future vesting of restricted stock awards, 15 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,390 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of June 30, 2015, a total of 9,120 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 107 shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.5%	1.6%	1.5%	1.2 - 1.9%
Expected life (in years)	4.3	4.8	4.3 - 4.8	3.8 - 6.6
Expected volatility	46.1%	46.8%	46.1 - 46.9%	45.1 - 46.8%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$9.62	$6.40	$8.37	$5.42

Stock option activity during the six months ended June 30, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2015	6,111	$5.90
Granted	410	20.64
Exercised	(857)	2.01
Forfeited	(58)	8.49
Balance as of June 30, 2015	5,606	$7.55

The summary of stock options outstanding as of June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.84	884	$0.47	3.3	884	$0.47	3.3
$1.74 - $3.10	909	2.86	6.0	804	2.83	6.0
$4.00 - $7.82	1,156	6.98	5.1	588	6.69	5.1
$8.35	1,682	8.35	5.6	98	8.35	5.6
$13.00 - $24.89	975	17.61	6.4	45	13.69	5.8
	5,606	$7.55	5.3	2,419	$3.33	4.8

The aggregate intrinsic value of stock options exercised during each of the three months ended June 30, 2015 and 2014 was $2.5 million and $0.2 million, respectively, and the aggregate intrinsic value of stock options exercised during each of the six months ended June 30, 2015 and 2014 was $15.8 million and $7.7 million, respectively. The total fair value of stock options vested during each of the three months ended June 30, 2015 and 2014 was $0.6 million and $0.4 million, respectively, and the total fair value of stock options vested during each of the six months ended June 30, 2015 and 2014 was $1.7 million and $0.8 million, respectively. As of June 30, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $13.6 million, which the Company expects to recognize over the next 2.8 years.
Restricted Stock Units
The Company’s restricted stock units vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The summary of restricted stock unit activity during the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2015	28	$19.44
Granted	229	21.04
Vested	—	—
Forfeited	(2)	23.14
Nonvested as of June 30, 2015	255	$20.84

As of June 30, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to restricted stock was $4.8 million, which the Company expects to recognize over the next 3.7 years.
9. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three and six month periods ended June 30, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three and six month periods ended June 30, 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 0.2% and 0.5%, respectively, and for each of the three and six month periods ended June 30, 2014, the Company’s provision for income taxes reflected an effective tax rate of approximately 0.3%. For the three and six months ended June 30, 2015 and 2014, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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

The Company had no unrecognized tax benefits as of June 30, 2015. The Company's tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.
10. Subsequent Events
Acquisition of Centrix Solutions, Inc.

On July 31, 2015 Q2 Software Inc., a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement, or the Agreement, with Centrix Solutions, Inc., a Nebraska corporation, or Centrix, each of the shareholders of Centrix, or the Sellers, and the Sellers’ agent, pursuant to which the Company agreed to purchase and the Sellers agreed to sell all of the issued and outstanding capital stock of Centrix, or the Stock Purchase. The closing of the Stock Purchase coincided with the signing of the Agreement on July 31, 2015, or the Closing Date.

Pursuant to the Agreement, in exchange for the issued and outstanding capital stock of Centrix, the Company paid $20

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

million in cash on the Closing Date to the Sellers, subject to a customary working capital adjustment and an amount placed in escrow to secure the indemnification obligations of the Sellers. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain shareholders.

The Agreement contains customary representations, warranties and covenants with respect to Centrix and the Sellers, on the one hand, and the Company on the other hand. The Agreement also provides for post-closing indemnification by the Sellers for breaches of representations, warranties and covenants subject to certain limitations on damages.

Amendment to Credit Facility

On July 30, 2015, the Company entered into Amendment Number Three to the Credit Facility with Wells Fargo, or the Amendment. The Amendment modifies the Credit Facility, by and among the Company, the lenders named therein, and Wells Fargo, as administrative agent, to modify a financial covenant to allow for the acquisition of Centrix Solutions, Inc. on July 31, 2015.

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

Recent Events
On July 31, 2015, we completed the acquisition of Centrix Solutions, Inc., or Centrix, a privately-held company that provides financial institutions with products that detect fraud, manage risk and simplify compliance, for total consideration of $20 million in cash. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain shareholders. By acquiring Centrix, we furthered our commitment to accelerating the development and adoption of innovative secure banking platform solutions for RCFIs.
 We will account for the acquisition using the purchase method of accounting. Accordingly, the financial results of the acquisition will be included in our condensed consolidated financial results from the acquisition date. See Note 10, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 4.3 million, 3.1 million and 2.4 million registered users as of December 31, 2014, 2013 and 2012, respectively. Registered users at June 30, 2015 were 5.7 million compared to 3.9 million at June 30, 2014.

Revenue Retention Rate

We believe that our ability to retain our installed customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year from customers who were installed customers as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from those installed customers. Our revenue retention rate provides insight into the impact on current year revenues of the number of new customers implemented during the prior year, the timing of our implementation of those new customers in the prior year, growth in the number of registered users and changes in their usage of our solutions, sales of new products and services to our existing installed customers during the current year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they become installed customers. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122%, 128% and 136% for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(4,982)	$(4,683)	$(9,627)	$(10,249)
Depreciation and amortization	1,353	1,031	2,556	2,030
Stock-based compensation expense	1,639	1,068	2,961	1,986
Provision for income taxes	12	15	44	33
Interest (income) expense, net	(12)	119	16	326
Adjusted EBITDA	$(1,990)	$(2,450)	$(4,050)	$(5,874)

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

The amount of research and development costs reclassified to cost of revenues was $0.2 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementation costs in the amount of $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three and six months ended June 30, 2015 and 2014.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$26,284	$19,158	$50,441	$35,992
Cost of revenues(1)(2)	14,138	10,830	27,410	21,042
Gross profit	12,146	8,328	23,031	14,950
Operating expenses:
Sales and marketing(2)	6,987	6,032	13,181	11,541
Research and development(2)	4,797	2,787	8,948	5,523
General and administrative(2)	5,344	4,058	10,469	7,776
Total operating expenses	17,128	12,877	32,598	24,840
Loss from operations	(4,982)	(4,549)	(9,567)	(9,890)
Total other income (expense), net	12	(119)	(16)	(326)
Loss before income taxes	(4,970)	(4,668)	(9,583)	(10,216)
Provision for income taxes	(12)	(15)	(44)	(33)
Net loss	$(4,982)	$(4,683)	$(9,627)	$(10,249)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development costs reclassified into cost of revenues	$161	$419	$471	$787

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$238	$147	$416	$273
Sales and marketing	344	187	636	354
Research and development	217	122	379	229
General and administrative	840	612	1,530	1,130
Total stock-based compensation expenses	$1,639	$1,068	$2,961	$1,986

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	53.8	56.5	54.3	58.5
Gross profit	46.2	43.5	45.7	41.5
Operating expenses:
Sales and marketing(2)	26.6	31.5	26.1	32.1
Research and development(2)	18.3	14.5	17.7	15.3
General and administrative(2)	20.3	21.2	20.8	21.6
Total operating expenses	65.2	67.2	64.6	69.0
Loss from operations	(19.0)	(23.7)	(18.9)	(27.5)
Total other income (expense), net	—	(0.6)	—	(0.9)
Loss before income taxes	(19.0)	(24.3)	(18.9)	(28.4)
Provision for income taxes	—	(0.1)	(0.1)	(0.1)
Net loss	(19.0)%	(24.4)%	(19.0)%	(28.5)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development costs reclassified into cost of revenues	0.6%	2.2%	0.9%	2.2%

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	0.9%	0.8%	0.8%	0.8%
Sales and marketing	1.3	1.0	1.3	1.0
Research and development	0.8	0.6	0.8	0.6
General and administrative	3.2	3.2	3.0	3.1
Total stock-based compensation expenses	6.2%	5.6%	5.9%	5.5%

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Revenues	$26,284	$19,158	$7,126	37.2%	$50,441	$35,992	$14,449	40.1%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Revenues increased by $7.1 million, or 37.2%, from $19.2 million for the three months ended June 30, 2014 to $26.3 million for the three months ended June 30, 2015. This increase in revenue was primarily attributable to a $6.3 million increase from the growth in new registered users from existing customers, the addition of registered users from newly installed customers, and an increase in non-recurring professional services engagements performed during the current quarter. The remaining $0.8 million of revenue growth was generated from increases in the number of transactions processed using our solutions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Revenues increased by $14.4 million, or 40.1%, from $36.0 million for the six months ended June 30, 2014 to $50.4 million for the six months ended June 30, 2015. This increase in revenue was primarily attributable to a $12.7 million increase from the growth in new registered users from existing customers, the addition of registered users from newly installed customers, and an increase in non-recurring professional services engagements performed during the current quarter. The remaining $1.7 million of revenue growth was generated from increases in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Cost of revenues	$14,138	$10,830	$3,308	30.5%	$27,410	$21,042	$6,368	30.3%
Percentage of revenues	53.8%	56.5%			54.3%	58.5%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Cost of revenues increased by $3.3 million, or 30.5%, from $10.8 million for the three months ended June 30, 2014 to $14.1 million for the three months ended June 30, 2015. This increase was attributable to a $1.3 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $1.1 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.9 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions incurred as a result of the increase in registered users from existing and new customers and the increase in transactions processed on our solutions, and a $0.3 million increase in facilities and other overhead costs due to our growing implementation and support departments and related facilities. These increases were offset by a $0.3 million decrease in the amount of research and development costs reclassified into cost of revenues.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Cost of revenues increased by $6.4 million, or 30.3%, from $21.0 million for the six months ended June 30, 2014 to $27.4 million for the six months ended June 30, 2015. This increase was attributable to a $2.3 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $2.1 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions incurred as a result of the increase in registered users from existing and new customers and the increase in transactions processed on our solutions, a $1.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, and a $0.7 million increase in facilities and other overhead costs due to our growing implementation and support departments and related facilities. These increases were offset by a $0.3 million decrease in the amount of research and development costs reclassified into cost of revenues.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Sales and marketing	$6,987	$6,032	$955	15.8%	$13,181	$11,541	$1,640	14.2%
Percentage of revenues	26.6%	31.5%			26.1%	32.1%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Sales and marketing expenses increased by $1.0 million, or 15.8%, from $6.0 million for the three months ended June 30, 2014 to $7.0 million for the three months ended June 30, 2015. This increase was primarily attributable to a $0.4 million increase in personnel costs due to the growth of our sales and marketing organizations, a $0.2 million increase in spending on sales automation tools, a $0.2 million increase in professional services due to our expanded marketing efforts to attract new customers and retain and grow existing customers, and a $0.1 million increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Sales and marketing expenses increased by $1.6 million, or 14.2%, from $11.5 million for the six months ended June 30, 2014 to $13.2 million for the six months ended June 30, 2015. This increase was primarily attributable to a $0.8 million increase in personnel costs due to the growth of our sales and marketing organizations, which includes a $0.4 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.3 million increase in spending on sales automation tools, a $0.2 million increase in professional services due to our expanded marketing efforts to attract new customers and retain and grow existing customers, a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments, a $0.1 million increase in travel and entertainment costs, and a $0.1 million increase in discretionary marketing spend. These increases were offset by a $0.1 million decrease in recruiting expenses.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Research and development	$4,797	$2,787	$2,010	72.1%	$8,948	$5,523	$3,425	62.0%
Percentage of revenues	18.3%	14.5%			17.7%	15.3%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Research and development expenses increased by $2.0 million, or 72.1%, from $2.8 million for the three months ended June 30, 2014 to $4.8 million for the three months ended June 30, 2015. This increase was primarily attributable to a $1.2 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our research and development departments, a $0.1 million increase in spending on software maintenance and information system expenses, and a $0.1 million increase in recruiting expenses due to our investment in hiring research and development personnel. These increases were offset by a $0.3 million decrease in the amount of research and development costs reclassified into cost of revenues. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Research and development expenses increased by $3.4 million, or 62.0%, from $5.5 million for the six months ended June 30, 2014 to $8.9 million for the six months ended June 30, 2015. This increase was primarily attributable to a $2.6 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, a $0.3 million increase in facilities and other overhead costs which were allocated to the increased personnel in our research and development departments, a $0.3 million increase in spending on software maintenance and information system expenses, and a $0.1 million increase in recruiting expenses due to our investment in hiring research and development personnel. These increases were offset by a $0.3 million decrease in the amount of research and development costs reclassified into cost of revenues.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
General and administrative	$5,344	$4,058	$1,286	31.7%	$10,469	$7,776	$2,693	34.6%
Percentage of revenues	20.3%	21.2%			20.8%	21.6%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. General and administrative expenses increased by $1.3 million, or 31.7%, from $4.1 million for the three months ended June 30, 2014 to $5.3 million for the three months ended June 30, 2015. The increase in general and administrative expenses was primarily attributable to a $1.0 million increase in personnel costs to support the growth of our business, a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our general and administrative departments, and a $0.1 million increase in professional services due to our increased public-company compliance requirements. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as a result of our being a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. General and administrative expenses increased by $2.7 million, or 34.6%, from $7.8 million for the six months ended June 30, 2014 to $10.5 million for the six months ended June 30, 2015. The increase in general and administrative expenses was primarily attributable to $1.8 million increase in personnel costs to support the growth of our business, which includes a a $0.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.4 million increase in professional services due to our increased efforts to comply with public-company requirements, a $0.3 million increase in facilities and other overhead costs which were allocated to the increased personnel in our general and administrative departments, and a $0.2 million increase in directors' and officers' liability insurance.

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
Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO and follow-on offering, borrowings under credit facilities and cash flows from operations. At June 30, 2015, our principal sources of liquidity were cash, cash equivalents and investments of $118.5 million and $21.9 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$331	$(4,114)
Investing activities	(30,545)	(2,468)
Financing activities	31,604	82,813
Net increase in cash and cash equivalents	$1,390	$76,231

Cash Flows from Operating Activities

Cash used in operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the six months ended June 30, 2015, our net cash and cash equivalents provided by operating activities were $0.3 million, which consisted of a net loss of $9.6 million, partially offset by cash inflows from changes in operating assets and liabilities of $2.2 million and non-cash adjustments of $7.8 million. Cash inflows were the result of a $6.7 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $1.5 million increase in accounts payable due to the timing of payments for our annual user conference and various third-party direct costs. Cash outflows were the result of a $3.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $2.0 million increase in accounts receivable due to the timing of billings and customer payments, and a $0.6 million decrease in deferred rents and other accrued liabilities primarily due to the payments on our building lease. Non-cash items consisted primarily of $3.0 million of stock-based compensation expense, $2.6 million of depreciation and amortization expense due to growth in our fixed asset base, and $2.1 million of amortization of deferred implementation and deferred solution and other costs.

For the six months ended June 30, 2014, our net cash and cash equivalents used in operating activities were $4.1 million, which consisted of a net loss of $10.2 million, partially offset by non-cash adjustments of $6.1 million. Cash inflows were the result of a $4.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $3.5 million decrease in accounts receivable due to the timing of billings at the end of the prior year and increased collection efforts, and a net change in other assets and liabilities of $0.7 million. Cash outflows were the result of a $4.7 million decrease in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure and the payment of deferred expenses associated with our IPO, a $3.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, and a $0.9 million increase in prepaid expenses and other assets. Non-cash items consisted primarily of $2.0 million of depreciation and amortization expense due to growth in our fixed asset base, $2.0 million of amortization of deferred implementation and deferred solution and other costs and $2.0 million of stock-based compensation expense.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the six months ended June 30, 2015, net cash used in investing activities was $30.5 million, consisting primarily of $39.2 million for the purchase of investments and $2.3 million for the purchase of property and equipment, partially offset by $10.8 million in maturities of investments and a $0.1 million increase in cash from the return of restricted cash held by the landlord of the Company's former office space.

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

For the six months ended June 30, 2015, net cash provided by financing activities was $31.6 million, consisting primarily of proceeds from the completion of our follow-on offering, which was completed on March 4, 2015. We received $32.3 million in net proceeds from our follow-on offering after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, during this period, we received $1.7 million from the exercise of stock options, which was partially offset by $2.2 million of payments on financing obligations and $0.2 million of payments on capital lease obligations.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2015, and subsequent to June 30, 2015, except as noted below with respect to our Austin facilities lease, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

New Facilities Lease Amendment
On May 1, 2015, we entered into a First Amendment to Lease Agreement, or the Amendment, amending the Lease Agreement, dated July 18, 2014, with CREF Aspen Lake Building II, LLC, or Original Lease, which originally provided for the lease of approximately 70,000 square feet, or Original Premises, of office space in an office building to be located immediately adjacent to our current headquarters. Pursuant to the Amendment, we have agreed to lease an additional approximately 34,000 square feet commencing on May 1, 2016, and an additional approximately 25,000 square feet commencing January 1, 2017.

The Amendment also extends the term of the Original Lease. The lease, as amended, provides for phased commencement dates with respect to the Original Premises, with commencement of the first phase covering 55,000 square feet anticipated to occur on October 1, 2015, or Initial Commencement Date, and the remaining 15,000 square feet of the Original Premises commencing nine months thereafter. The actual commencement dates for the Original Premises are subject to timely completion of the building and premises. The term of the lease, as amended, commences on the Initial Commencement Date and runs until April 30, 2028, with a ten year renewal option, and the rent obligations begin with rents of $98,198 per month, which escalate over the course of the lease to $311,325 per month in the final seven months of the lease's term.

The rent obligations over the term assume an Initial Commencement Date of October 1, 2015, and may be subject to adjustment, including our right to rent abatement in certain circumstances if the premises are not timely delivered.

Our principal commitments consist of obligations under our outstanding Credit Facility, non-cancelable capital and operating leases related to our facilities and equipment and minimum purchase commitments for third-party products, co-location fees and other product costs. The following table summarizes our contractual obligations and commitments at June 30, 2015 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$—	$13	$—	$—	$13
Operating lease obligations	3,029	9,040	9,700	28,328	50,097
Capital lease obligations	348	1	—	—	349
Purchase commitments	9,024	11,871	9,504	2,046	32,445
Total	$12,401	$20,925	$19,204	$30,374	$82,904

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. ASU 2015-03 will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial statements.

In 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements.

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

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended June 30, 2015 there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended June 30, 2015, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $19.2 million for the three months ended June 30, 2014 to $26.3 million for the three months ended June 30, 2015, and $36.0 million for the six months ended June 30, 2014 to $50.4 million for the six months ended June 30, 2015. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and customer base geographically-dispersed across the U.S. and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

Our business depends on our ability to satisfy our customers and meet their virtual banking needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our virtual banking solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our virtual banking solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.

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

We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including Digital Insight Corporation (acquired by NCR Corporation), First Data Corporation and ACI Worldwide, Inc. in the online, consumer and small business banking space and Fundtech Ltd., ACI Worldwide, Inc., Clear2Pay NV/SA (acquired by Fidelity National Information Services, Inc. or FIS) and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and FIS. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development.

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

If we are unable to compete in this environment, sales and renewals of our virtual banking solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the virtual banking solutions market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. Our industry has experienced consolidation. For example, in January 2014, NCR Corporation acquired Digital Insight Corporation, and in October 2014, FIS acquired Clear2Pay NV/SA. We believe that our industry could experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.

If we are unable to effectively integrate our solutions with other systems used by our customers and prospective customers, including if we are forced to discontinue integration due to security or quality concerns with a third-party system, or if there are performance issues with such third-party systems, our solutions will not operate effectively and our operations will be adversely affected.

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

Our business may be harmed if any of our third-party providers:

•	change the features or functionality of their applications and platforms in a manner adverse to us;

•	discontinue or limit our solutions' access to their systems;

•	suffers a security incident or other incident that requires us to discontinue integration with their system;

•	terminate or do not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modify their terms of service or other policies, including fees charged to, or other restrictions on, us or our customers;

•	establish more favorable relationships with one or more of our competitors, or acquire one or more of our competitors and offer competing services; or

•	otherwise have or develop their own competitive offerings.

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

Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our virtual banking solutions. As a provider of technology to RCFIs, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council, or FFIEC, govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to RCFIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal and state regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to RCFIs. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in depth audits. If we have to make changes to our internal processes and solutions as a result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

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

Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their account holders. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial institutions, their account holders and virtual banking providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their account holders. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. If security measures are compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their account holders, malfeasance or stolen or fraudulently obtained log-in credentials, our reputation could be damaged, our business may be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their account holders. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

Federal and state regulations may require us to notify customers and their end users of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $5.0 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively, and $9.6 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $74.0 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, it may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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

We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption, or any customer terminations, will have on our revenues or operating results.

We have limited experience with respect to determining the optimal prices for our solutions. As the markets for our existing solutions develop, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large or influential RCFIs may demand more favorable pricing or other contract terms, including termination rights. As a result, in the future we may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial subscription term, and our customers may renew for fewer solutions or on different pricing terms, if at all. Since the average initial term of our customer agreements is over five years and we only began selling our solutions in 2005, we have limited historical data with respect to rates of customer subscription renewals, so we cannot be certain of our pricing model for renewals or the accuracy of our anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our pricing or our solutions or their ability to continue their operations and spending levels. Additionally, certain agreements may include termination rights allowing customers to terminate their customer agreements in the event of, among other things, defects with our solutions, changes in our solution, breach by us of our obligations, requirements from regulatory authorities or a change in control of our company. If our customers terminate or do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer. As we create new solutions or enhance our existing solutions to support new technologies and devices, our pricing of these solutions and related services may be unattractive to customers or fail to cover our costs.

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

In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on virtual banking solutions, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. In 2014 and continuing into early 2015, the price of oil and gas declined significantly resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.

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

We may face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers' implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of registered users or any difficulties or delays in implementation processes could cause customers to delay or forgo future purchases of our solutions, which would adversely affect our business, operating results and financial condition.

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

We collect and store personal and identifying information regarding our customers' account holders to enable certain functionality of our solutions and provide our customers with data about their account holders. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our collection, storage and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. While 47 states, the District of Columbia and the FFIEC have enacted data breach notification laws or requirements, there is no such federal law generally applicable to our businesses. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

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

Lawsuits by third parties against us and our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results.

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

As of June 30, 2015, we had one U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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

The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2014, including the data and forecasts published by BauerFinancial, Celent, Forrester, Gartner, International Data Corporation, Javelin Strategy & Research and Verizon, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data

Uncertain or weakened economic conditions may adversely affect our industry, business and results of operations.

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

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.2 million as of June 30, 2015. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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

We may acquire or invest in companies, or pursue business partnerships, which may divert our management's attention and present additional risks, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments, all of which would have a material adverse effect on our business and results of operations.

We have completed, and may in the future evaluate and consider, potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. We may not be able to find and identify desirable additional acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.

We may not achieve the anticipated benefits from our past acquisition or any additional businesses we acquire due to a number of factors, including:

•	our inability to integrate, manage or benefit from acquired operations, technologies or services;

•
unanticipated costs or liabilities associated with the acquisition, including the assumption of liabilities or commitments of the acquired business that were not disclosed to us or that exceeded our estimates;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy solutions and hosting infrastructure of the acquired business;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•
difficulty converting the customers of the acquired business to our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management's attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	use of resources that are needed in other parts of our business;

•	the use of a substantial portion of our cash that we may need to operate our business and which may limit our operational flexibility and ability to pursue additional strategic transactions;

•	the issuance of additional equity securities that would dilute the ownership interests of our stockholders;

•	incurrence of debt on terms unfavorable to us or that we are unable to repay;

•	incurrence of large charges or substantial liabilities;

•	our inability to apply and maintain internal standards, controls, procedures and policies with respect to the acquired businesses;

•	difficulties retaining key employees of the acquired company or integrating diverse software codes or business culture; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had 37,323,337 shares of common stock outstanding as of July 31, 2015, excluding shares issuable upon the exercise of our outstanding stock options or vesting of restricted stock units and shares otherwise issuable pursuant to our stock plans. The shares sold in our IPO and follow-on offering were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the IPO directed share program. In addition, as of May 28, 2015, 18,337,094 shares or approximately 49.1% of our outstanding shares became tradable upon the expiration of lock-up agreements executed in connection with our follow-on offering. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
We have registered 10,521,640 shares of our common stock that we have issued or may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to lock-up agreements signed in connection with our follow-on offering, volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements and trading windows under our insider trading policy. In addition, some of our employees, including some of our named executive officers, and directors have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of July 31, 2015, holders of approximately 31.6% of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock, at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares and existing stockholders sold an aggregate of 1,510,870 of such shares. The IPO generated net proceeds to us of $86.3 million, after deducting $10.1 million in underwriting discounts, commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility, and completed the acquisition of Centrix for total consideration of $20 million in cash.  The right of the former shareholders of Centrix to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain shareholders will also be funded through the use of a portion of the proceeds of the IPO.

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
None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.
Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
August 7, 2015	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 7, 2015	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

10.1	*
First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015).

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