Form 10-Q
period 2015-09-30
Q2 Holdings, Inc.
filed 2015-11-06
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,714,986 shares of Common Stock, $0.0001 par value per share as of October 31, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,169	$67,979
Restricted cash	1,315	829
Investments	44,720	20,956
Accounts receivable, net	8,986	5,007
Prepaid expenses and other current assets	2,412	2,695
Deferred solution and other costs, current portion	6,077	5,060
Deferred implementation costs, current portion	2,378	1,996
Total current assets	141,057	104,522
Property and equipment, net	21,426	18,521
Deferred solution and other costs, net of current portion	9,480	7,159
Deferred implementation costs, net of current portion	5,753	5,378
Intangible assets, net	11,267	—
Goodwill	8,776	—
Other long-term assets	956	1,226
Total assets	$198,715	$136,806
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,663	$1,986
Accrued liabilities	6,787	9,268
Accrued compensation	6,458	3,936
Deferred revenues, current portion	22,114	17,289
Capital lease obligations, current portion	253	408
Total current liabilities	39,275	32,887
Deferred revenues, net of current portion	27,795	19,436
Capital lease obligations, net of current portion	—	167
Deferred rent, net of current portion	7,578	4,694
Other long-term liabilities	686	682
Total liabilities	75,334	57,866
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.0001 par value; 150,000 shares authorized; 38,716 issued and 38,714 shares outstanding as of September 30, 2015, and 34,697 shares issued and 34,696 shares outstanding as of December 31, 2014	4	3
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2015, and December 31, 2014	—	—
Treasury stock at cost; 2 shares at September 30, 2015 and 1 share at December 31, 2014	(41)	(20)
Additional paid-in capital	204,452	143,337
Accumulated other comprehensive loss	(25)	(14)
Accumulated deficit	(81,009)	(64,366)
Total stockholders' equity	123,381	78,940
Total liabilities and stockholders' equity	$198,715	$136,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$28,018	$20,989	$78,459	$56,981
Cost of revenues(1)	15,135	12,143	42,545	33,185
Gross profit	12,883	8,846	35,914	23,796
Operating expenses:
Sales and marketing(1)	6,660	5,642	19,841	17,183
Research and development(1)	5,979	3,155	14,927	8,678
General and administrative(1)	5,961	4,574	16,430	12,350
Acquisition related costs	1,006	—	1,006	—
Amortization of acquired intangibles	227	—	227	—
Total operating expenses	19,833	13,371	52,431	38,211
Loss from operations	(6,950)	(4,525)	(16,517)	(14,415)
Other income (expense):
Interest and other income	84	25	205	30
Interest and other expense	(71)	(107)	(208)	(438)
Total other income (expense), net	13	(82)	(3)	(408)
Loss before income taxes	(6,937)	(4,607)	(16,520)	(14,823)
Provision for income taxes	(79)	(18)	(123)	(51)
Net loss	$(7,016)	$(4,625)	$(16,643)	$(14,874)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	25	(20)	(11)	(20)
Comprehensive loss	$(6,991)	$(4,645)	$(16,654)	$(14,894)
Net loss per common share, basic and diluted	$(0.19)	$(0.14)	$(0.45)	$(0.54)
Weighted average common shares outstanding:
Basic and diluted	37,438	34,171	36,774	27,522
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$290	$159	$706	$432
Sales and marketing	399	189	1,035	543
Research and development	302	131	681	360
General and administrative	920	622	2,450	1,752
Total stock-based compensation expenses	$1,911	$1,101	$4,872	$3,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,643)	$(14,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	3,750	3,198
Depreciation and amortization	4,429	3,122
Amortization of debt issuance costs	72	72
Amortization of premiums on investments	225	24
Stock-based compensation expenses	4,872	3,087
Allowance for sales credits	37	51
Changes in operating assets and liabilities:
Accounts receivable, net	(3,420)	2,507
Prepaid expenses and other current assets	326	(1,241)
Deferred solution and other costs	(4,679)	(3,500)
Deferred implementation costs	(3,064)	(3,049)
Other long-term assets	137	211
Accounts payable	1,104	(427)
Accrued liabilities	1,611	(2,937)
Deferred revenues	11,692	9,147
Deferred rent and other long-term liabilities	(71)	351
Net cash provided by (used in) operating activities	378	(4,258)
Cash flows from investing activities:
Purchases of investments	(41,418)	(18,072)
Maturities of investments	17,418	—
Purchases of property and equipment	(3,570)	(3,815)
Acquisition, net of cash received	(18,583)	—
Increase in restricted cash	(486)	(713)
Net cash used in investing activities	(46,639)	(22,600)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	12,500
Payments on line of credit	—	(18,710)
Payments on financing obligations	(2,873)	—
Payments on capital lease obligations	(324)	(606)
Proceeds from the issuance of common stock, net of issuance costs	53,045	86,286
Proceeds from exercise of stock options to purchase common stock	3,623	1,053
Shares acquired to settle the exercise of stock options	(20)	—
Net cash provided by financing activities	53,451	80,523
Net increase in cash and cash equivalents	7,190	53,665
Cash and cash equivalents, beginning of period	67,979	18,675
Cash and cash equivalents, end of period	$75,169	$72,340
Supplemental disclosures of cash flow information:
Cash paid for taxes	$60	$55
Cash paid for interest	$180	$207
Non-cash investing activities:
Acquisition consideration payable to seller - working capital adjustment	$980	$—

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

On July 31, 2015, Q2 Software, Inc. completed its acquisition of Centrix Solutions, Inc., a Nebraska S-corporation, or Centrix, pursuant to a Stock Purchase Agreement with Centrix, each of the shareholders of Centrix, and a sellers’ agent, in accordance with which Q2 Software, Inc. agreed to purchase all of the issued and outstanding capital stock of Centrix.

The Company's headquarters are located in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms "we," "us," "our," or the "Company" refer to Q2 Holdings, Inc. and its direct and indirect wholly-owned subsidiary. These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. The interim unaudited condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, stock-based compensation, the carrying value of goodwill, the fair value of acquired intangibles, and the useful lives of property and equipment and long-lived intangible assets, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2015 and 2014. No individual customer accounted for 10% or more of accounts receivable, net, as of September 30, 2015 or December 31, 2014.
Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of September 30, 2015 and December 31, 2014 were unbilled receivables of $3.3 million and $2.3 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of September 30, 2015 and December 31, 2014, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of September 30, 2015 and December 31, 2014.

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

Purchase Price Allocation, Intangible Assets, and Goodwill

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with the Company's acquisition of Centrix in July 2015, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. See Note 3, Business Combinations, for discussion regarding the purchase price allocation.

Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. Impairment evaluations involve the Company’s assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Company concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant judgment is required in the forecasts of future operating results that are used in these evaluations. If actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period.

Deferred Revenues

Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. The Company recognizes deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenues that are expected to be recognized as revenues during the succeeding twelve month period are recorded in current liabilities as deferred revenues, current portion, and the remaining portion is recorded in long-term liabilities as deferred revenues, net of current portion.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel as well as reclassification of certain research and development expenses related to research and development personnel who perform services related to implementation and customer support. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisition, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

The amount of research and development expenses allocated to cost of revenues was $0.1 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.0 million and $1.2 million during the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, attributed to programmers, software engineers and quality control teams working on the Company's solutions. Costs related to software development incurred between reaching technological feasibility and the point at which the software solution is ready for general release have been insignificant through September 30, 2015, and accordingly all of the Company's software development costs have been expensed as incurred as research and development.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company values restricted stock units at the closing market price on date of grant, and recognizes compensation expense ratably over the requisite service period of the restricted stock unit award, net of the expected forfeitures.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2015, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Basic and Diluted Net Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company's Series A, B and C preferred stock were entitled, on a pari passu basis, to receive dividends when, as and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock or junior convertible preferred stock until such time as the total dividends paid on each share of Series A, B and C preferred stock were equal to the original issue price of the shares. Holders of junior convertible preferred stock were entitled to receive a pro rata share of any dividend declared, based on the number of shares of common and preferred stock outstanding. As a result, all series of the Company's preferred stock were considered participating securities for the period of time that such securities were outstanding. All of the Company's outstanding preferred stock was converted into common stock in March 2014 in connection with the Company's initial public offering, or IPO.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the three and nine months ended September 30, 2015 and 2014, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerators:
Net loss attributable to common stockholders	(7,016)	(4,625)	(16,643)	(14,874)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,438	34,171	36,774	27,522
Net loss per common share, basic and diluted	$(0.19)	$(0.14)	$(0.45)	$(0.54)
The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and restricted stock units	5,831	6,551	5,831	6,551
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The ASU will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to update ASU 2015-03 and apply accounting guidance to Line-of-Credit arrangements. ASU 2015-03 and ASU 2015-15 will be effective for the Company beginning in its first quarter of 2016. Early adoption is permitted. The Company has determined that the adoption of ASU 2015-03 and ASU 2015-15 will not have a significant impact on the Company's condensed consolidated financial statements for the period.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has determined that the adoption of ASU 2015-05 will not have a significant impact on the Company's condensed consolidated financial statements for the period.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Subsequent Events

The Company has evaluated subsequent events through the time of filing of this Form 10-Q.

3. Business Combination

On July 31, 2015, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Centrix, a privately owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.

Centrix was acquired for approximately $21.0 million in cash from existing balances, including a customary post-closing working capital adjustment of $1.0 million. At closing, the Company deposited into an escrow account $2.0 million of the initial consideration, or Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 24 months following the acquisition date. To the extent not utilized, the Escrow Amount shall be paid to the former shareholders of Centrix at the end of the 24 month period unless there are any unresolved claims remaining at that time. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $0.8 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2015.

The Company recorded the purchase of Centrix using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Centrix's operations are included in the Company's consolidated results of operations beginning with the date of acquisition. Proforma results of operations related to this acquisition have not been presented since Centrix's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

Due to the timing of the acquisition during the quarter, the Company is still finalizing the valuations assigned to certain intangible assets. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

Assets acquired:
Cash	$1,417
Accounts receivable	595
Other prepaid assets	42
Deferred solution and other costs	106
Property and equipment, net	156
Intangible assets	11,690
Goodwill	8,776
Total assets acquired	22,782
Liabilities assumed:
Accounts payable	46
Accrued liabilities and accrued compensation	264
Deferred revenue	1,492
Total liabilities assumed	1,802
Fair value of assets acquired and liabilities assumed	$20,980

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company’s integrated solutions, the expanded service capabilities that are expected to become available from planned investments in the acquired products, and the value of the assembled work force in accordance with generally accepted accounting principles.

The acquisition resulted in the identification of the following intangible assets:

		As of December 31, 2014			As of September 30, 2015
	Estimated Useful Life	Beginning Balance	Additions	Accumulated Amortization	Ending Balance
Customer relationships	6 years	$—	$2,850	$(79)	$2,771
Non-compete agreements	2 - 5 years	—	800	(29)	771
Trademarks	3 years	—	2,140	(119)	2,021
Acquired technology	5 years	—	5,900	(196)	5,704
Total		$—	$11,690	$(423)	$11,267

The fair value of the intangible assets was based on the income approach, discounted cash flow method and relief from royalty method. Intangible assets are amortized on a straight-line basis over their estimated useful lives. For the non-compete agreements, the estimated useful life is based upon the term of each individual agreement with certain former shareholders of Centrix. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.2 million and zero for each of the three and nine months ended September 30, 2015 and 2014, respectively, and amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.2 million and zero for each of the three and nine months ended September 30, 2015 and 2014, respectively. The acquisition is expected to be treated as a taxable asset acquisition for tax purposes, resulting in amortizable tax basis in acquired intangibles, including $7.4 million of tax basis goodwill.

Acquisition related costs of approximately $0.2 million for the three and nine months ended September 30, 2015 have been included in a separate line item in the operating expenses section of the condensed consolidated statements of comprehensive loss.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2015:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,720	5,720	—	—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$14,060	$—	$14,060	$—
Corporate bonds and commercial paper	17,448	—	17,448	—
Certificates of deposit	13,212	—	13,212	—
Total	$44,720	$—	$44,720	$—

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2014:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,865	$17,865	$—	$—
Certificates of deposits	1,456	—	1,456	—
Total	$19,321	$17,865	$1,456	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$7,502	$—	$7,502	$—
Corporate bonds and commercial paper	6,192	—	6,192	—
Certificates of deposit	7,262	—	7,262	—
Total	$20,956	$—	$20,956	$—

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

5. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of September 30, 2015 and December 31, 2014 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds.

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

As of September 30, 2015 and December 31, 2014, the Company's cash was $69.4 million and $48.7 million, respectively.

A summary of the Company's cash equivalents and investments as of September 30, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$5,720	$—	$—	$5,720

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$14,061	$—	$(1)	$14,060
Corporate bonds and commercial paper	17,472	—	(24)	17,448
Certificates of deposits	13,212	—	—	13,212
Total	$44,745	$—	$(25)	$44,720

A summary of the Company's cash equivalents and investments as of December 31, 2014 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,865	$—	$—	$17,865
Certificates of deposits	1,456	—	—	1,456
Total	$19,321	$—	$—	$19,321

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$7,508	$—	$(6)	$7,502
Corporate bonds and commercial paper	6,200	—	(8)	6,192
Certificates of deposits	7,262	—	—	7,262
Total	$20,970	$—	$(14)	$20,956

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2015	December 31, 2014
Due within one year or less	$18,778	$9,095
Due after one year through five years	25,942	11,861
Total	$44,720	$20,956

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of September 30, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2015:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$14,061	$(1)
Corporate bonds and commercial paper	17,472	(24)
Total	$31,533	$(25)

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2014:

	Fair Value	Gross Unrealized Loss
U.S. government agency bonds	$7,508	$(6)
Corporate bonds and commercial paper	6,200	(8)
Total	$13,708	$(14)

6. Debt

In April 2013 the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended on March 24, 2014, August 11, 2014 and again on July 31, 2015, to modify the Credit Facility to allow for the acquisition of Centrix. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expires in October 2016, at which time maximum borrowings under the Facility are reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable.

As of September 30, 2015, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million, and the interest rate applicable to the Credit Facility was 3.2%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of September 30, 2015.

7. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas that expires in April 2028, a regional sales office in Atlanta, Georgia that expires in January 2020, and an office for our recently acquired subsidiary, Centrix, in Lincoln, Nebraska that expires in February 2017. Rent expense under operating leases was $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from May 2016 through June 2016 and the leases are secured by the underlying leased property and equipment.

Future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2015 were as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2015 (from October 1 to December 31)	$94	$867
2016	161	3,862
2017	—	4,802
2018	—	4,866
2019	—	4,969
Thereafter	—	30,805
Total minimum lease payments	$255	$50,171
Less: imputed interest	(2)
Less: current portion	(253)
Capital lease obligations, net of current portion	$—

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2015 (from October 1 to December 31)	$2,953
2016	6,867
2017	5,917
2018	5,672
2019	4,692
Thereafter	4,092
Total	$30,193
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
8. Stockholder's Equity

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Follow-On Offerings

On March 4, 2015, the Company and certain selling stockholders completed a follow-on offering of 5,122 shares of common stock at $19.75 per share, and sold an additional 768 shares of common stock at $19.75 per share when the underwriters exercised their over-allotment option to purchase additional shares. The total shares sold in the follow-on offering and shares sold when the underwriters exercised their over-allotment option included 4,133 shares sold by selling stockholders and 1,757 shares sold by the Company. After deducting the payment of underwriters' discounts and commissions and offering costs the net proceeds to the Company from the sale of shares in the offering and the sale of shares when the underwriters exercised their over-allotment option was approximately $32.3 million.

On September 30, 2015, the Company and certain selling stockholders completed a follow-on offering of 3,799 shares of common stock at $25.50 per share, and on October 15, 2015, selling stockholders sold an additional 570 shares of common stock at $25.50 per share when the underwriters exercised their over-allotment option to purchase additional shares. The total shares sold in the follow-on offering and shares sold when the underwriters exercised their over-allotment option included 3,516 shares sold by selling stockholders and 853 shares sold by the Company. After deducting the payment of underwriters' discounts and commissions and offering costs the net proceeds to the Company from the sale of shares in the offering was approximately $20.3 million.
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

9. Stock-Based Compensation
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
A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the 2014 Plan. On January 1, 2015, 1,561 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan, and 104 shares have been returned to the 2014 Plan as a result of termination of options

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 3,622 shares available for issuance under the 2014 Plan. As of September 30, 2015, options to purchase a total of 1,135 shares of common stock have been granted under the 2014 Plan in the form of stock options, 641 shares have been reserved for the future vesting of restricted stock awards, 21 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 1,867 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. In February 2014, the board of directors, under the authority granted to it by the 2007 Plan, increased the number of shares available to be granted under the plan by 1,400 shares, and as of September 30, 2015, a total of 9,118 shares of common stock were allocated for issuance under the plan. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and pursuant to the terms of the 2014 Plan, 107 shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. No shares remain available for future issuance of awards under the 2007 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.5%	1.6%	1.5%	1.2 - 2.0%
Expected life (in years)	4.8	4.8	4.3 - 4.8	3.8 - 6.3
Expected volatility	46.1%	46.5%	46.1 - 46.9%	45.1 - 46.8%
Dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$11.94	$6.20	$9.31	$5.55

Stock option activity during the nine months ended September 30, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2015	6,111	$5.90
Granted	557	22.95
Exercised	(1,409)	2.57
Forfeited	(64)	8.77
Balance as of September 30, 2015	5,195	$8.59

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The summary of stock options outstanding as of September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.84	691	$0.48	3.1	691	$0.48	3.1
$1.74 - $3.10	706	2.81	5.7	658	2.79	5.6
$4.00 - $7.82	1,018	6.98	4.9	532	6.64	5.0
$8.35	1,671	8.35	5.3	104	8.35	5.3
$13.00 - $29.38	1,109	19.20	6.2	138	14.75	5.8
Balance as of September 30, 2015	5,195	$8.59	5.2	2,123	$4.05	4.6

The aggregate intrinsic value of stock options exercised during each of the three months ended September 30, 2015 and 2014 was $12.9 million and $1.4 million, respectively, and the aggregate intrinsic value of stock options exercised during each of the nine months ended September 30, 2015 and 2014 was $28.7 million and $9.1 million, respectively. The total fair value of stock options vested during each of the three months ended September 30, 2015 and 2014 was $1.1 million and $0.5 million, respectively, and the total fair value of stock options vested during each of the nine months ended September 30, 2015 and 2014 was $2.8 million and $1.3 million, respectively. As of September 30, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $13.8 million, which the Company expects to recognize over the next 2.8 years.
Restricted Stock Units
The Company’s restricted stock units vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.
The summary of restricted stock unit activity during the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2015	28	$19.44
Granted	613	26.27
Vested	—	—
Forfeited	(5)	24.23
Nonvested as of September 30, 2015	636	$25.98

As of September 30, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to restricted stock units was $15.3 million, which the Company expects to recognize over the next 3.8 years.
10. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three and nine month periods ended September 30, 2015 is based on the estimated annual effective tax rate for fiscal year 2015. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three and nine month periods ended September 30, 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 1.1% and 0.7%, respectively, and for the three and nine month periods ended September 30, 2014, the Company’s provision for income taxes reflected an effective tax rate of approximately 0.4% and 0.3%, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

For the three and nine months ended September 30, 2015 and 2014, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
The Company had no unrecognized tax benefits as of September 30, 2015. The Company's tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.
11. Subsequent Events
On October 8, 2015, Q2 Software, Inc. entered into a Third Amendment to Lease Agreement, or the Third Amendment, amending the Lease Agreement dated November 20, 2012, with FPG Aspen Lake Owner, LP, pursuant to which the Company is currently leasing approximately 86 square feet of office space for its current headquarters. The Third Amendment provides that on or before September 30, 2016, the Company will vacate approximately 19 square feet in connection with the commencement of the Company’s new previously disclosed headquarters lease in an adjacent building. As a result of surrendering this space, the Company's monthly rental obligation on this lease will be reduced by $30 per month in the nearer term, escalating to a savings of $34 per month in the last year of the lease.
On November 3, 2015, Q2 Software, Inc. entered into an Office Lease for the lease of approximately 20 square feet of office space in Lincoln, Nebraska, or the Lincoln Lease. The Lincoln Lease is intended to replace the space currently being occupied by the Centrix business acquired by the Company in July 2015. The Lincoln Lease provides for a commencement date on or before April 1, 2016 with a term of 120 months thereafter. Rental payments under the Lincoln Lease will commence on the commencement date and escalate annually over the term of the lease, with the initial monthly rent at $32 per month escalating to $38 per month for the final year of the lease. The Company will also be responsible for its proportionate share of the building’s operating expenses, including property taxes. The Lincoln Lease also provides the Company with two options to extend the lease for two additional three-year extension terms.

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

Recent Events
On July 31, 2015, we completed the acquisition of Centrix Solutions, Inc., or Centrix, a privately-held company that provides financial institutions with products that detect fraud, manage risk and simplify compliance, for total consideration of $21 million in cash, which includes a customary post-closing working capital adjustment of $1.0 million. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain former shareholders of Centrix. By acquiring Centrix, we furthered our commitment to accelerating the development and adoption of innovative secure banking platform solutions for RCFIs. We will account for the acquisition using the purchase method of accounting. Accordingly, the financial results of the acquisition will be included in our condensed consolidated financial results from the acquisition date.

On September 30, 2015, we and certain selling stockholder completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, and on October 15, 2015, selling stockholders sold an additional 569,850 shares of common stock at $25.50 per share when the underwriters exercised their over-allotment option to purchase additional shares. The total shares sold in the follow-on offering and shares sold when underwriters exercised their over-allotment option included

3,515,437 shares sold by selling stockholders and 853,409 shares sold by us. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the follow-on, which as of September 30, 2015 included $0.4 million in unpaid offering costs. We did not receive any proceeds from the sale of shares by the selling stockholders in the September follow-on offering.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 4.3 million, 3.1 million and 2.4 million registered users as of December 31, 2014, 2013 and 2012, respectively. Registered users at September 30, 2015 were 6.0 million compared to 4.1 million at September 30, 2014.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisition, provision for income taxes, and total other expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(7,016)	$(4,625)	$(16,643)	$(14,874)
Depreciation and amortization	1,873	1,092	4,429	3,122
Stock-based compensation expense	1,911	1,101	4,872	3,087
Provision for income taxes	79	18	123	51
Interest and other (income) expense, net	(13)	82	3	408
Acquisition related costs	1,006	—	1,006	—
Adjusted EBITDA	$(2,160)	$(2,332)	$(6,210)	$(8,206)

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel, as well as a reclassification of costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, an allocation of general overhead costs, the amortization of acquired technology and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

The amount of research and development costs reclassified to cost of revenues was $0.1 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementation costs in the amount of $1.0 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Acquisition Related Costs

Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders of Centrix, which are recognized as earned, and various legal and professional service expenses incurred in connection with the acquisition which were recognized when incurred.

Amortization of Acquired Intangibles

These amounts represent the amortization of intangibles recorded in connection with our business acquisitions and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Expense, Net

Total other expense, net, consists primarily of interest income and expense. We earn interest income on our cash, cash equivalents and investments, and expect interest income to increase due to the increase in our cash, cash equivalents and investments as a result of our IPO and follow-on offerings. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility with Wells Fargo Bank, National Association, or our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the three and nine months ended September 30, 2015 and 2014.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$28,018	$20,989	$78,459	$56,981
Cost of revenues(1)(2)(3)	15,135	12,143	42,545	33,185
Gross profit	12,883	8,846	35,914	23,796
Operating expenses:
Sales and marketing(3)	6,660	5,642	19,841	17,183
Research and development(3)	5,979	3,155	14,927	8,678
General and administrative(3)	5,961	4,574	16,430	12,350
Acquisition related costs	1,006	—	1,006	—
Amortization of acquired intangibles	227	—	227	—
Total operating expenses	19,833	13,371	52,431	38,211
Loss from operations	(6,950)	(4,525)	(16,517)	(14,415)
Total other income (expense), net	13	(82)	(3)	(408)
Loss before income taxes	(6,937)	(4,607)	(16,520)	(14,823)
Provision for income taxes	(79)	(18)	(123)	(51)
Net loss	$(7,016)	$(4,625)	$(16,643)	$(14,874)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development costs reclassified into cost of revenues	$147	$517	$618	$1,304

(2)	Includes amortization of acquired technology of $197 and zero for each of the three and nine months ended September 30, 2015 and 2014, respectively.

(3)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	290	159	706	432
Sales and marketing	399	189	1,035	543
Research and development	302	131	681	360
General and administrative	920	622	2,450	1,752
Total stock-based compensation expenses	$1,911	$1,101	$4,872	$3,087

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)(3)	54.0	57.9	54.2	58.2
Gross profit	46.0	42.1	45.8	41.8
Operating expenses:
Sales and marketing(3)	23.8	26.9	25.3	30.2
Research and development(3)	21.3	15.0	19.0	15.2
General and administrative(3)	21.3	21.8	20.9	21.7
Acquisition related costs	3.6	—	1.3	—
Amortization of acquired intangibles	0.8	—	0.3	—
Total operating expenses	70.8	63.7	66.8	67.1
Loss from operations	(24.8)	(21.6)	(21.0)	(25.3)
Total other income (expense), net	—	(0.4)	—	(0.7)
Loss before income taxes	(24.8)	(22.0)	(21.0)	(26.0)
Provision for income taxes	(0.3)	(0.1)	(0.2)	(0.1)
Net loss	(25.1)%	(22.1)%	(21.2)%	(26.1)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development costs reclassified into cost of revenues	0.5%	2.5%	0.8%	2.3%

(2)
Includes amortization of acquired technology of 0.7% and zero for each of the three months ended September 30, 2015 and 2014, respectively, and 0.3% and zero for each of the nine months ended September 30, 2015 and 2014, respectively.

(3)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	1.0%	0.8%	0.9%	0.8%
Sales and marketing	1.4	0.9	1.3	1.0
Research and development	1.1	0.6	0.9	0.6
General and administrative	3.3	3.0	3.1	3.1
Total stock-based compensation expenses	6.8%	5.3%	6.2%	5.5%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Revenues	$28,018	$20,989	$7,029	33.5%	$78,459	$56,981	$21,478	37.7%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Revenues increased by $7.0 million, or 33.5%, from $21.0 million for the three months ended September 30, 2014 to $28.0 million for the three months ended September 30, 2015. This increase in revenue was primarily attributable to a $6.3 million increase from the growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $0.7 million of revenue growth was generated from increases in the number of transactions processed using our solutions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Revenues increased by $21.5 million, or 37.7%, from $57.0 million for the nine months ended September 30, 2014 to $78.5 million for the nine months ended September 30, 2015. This increase in revenue was primarily attributable to a $18.9 million increase from the growth in new registered users from existing customers, the addition of registered users from newly installed customers, and an increase in non-recurring professional services engagements performed during the nine months ended September 30, 2015. The remaining $2.6 million of revenue growth was generated from increases in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Cost of revenues	$15,135	$12,143	$2,992	24.6%	$42,545	$33,185	$9,360	28.2%
Percentage of revenues	54.0%	57.9%			54.2%	58.2%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Cost of revenues increased by $3.0 million, or 24.6%, from $12.1 million for the three months ended September 30, 2014 to $15.1 million for the three months ended September 30, 2015. This increase was attributable to a $1.6 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which was offset by a $0.4 million decrease in the amount of research and development costs reclassified into cost of revenues, a $1.0 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions incurred as a result of the increase in registered users from existing and new customers, the increase in transactions processed on our solutions, and increases in implementation and support expenses that are reimbursable from our customers, a $0.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.1 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $0.1 million increase in spending on software maintenance and information system expenses, and a $0.1 million increase in recruiting expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Cost of revenues increased by $9.4 million, or 28.2%, from $33.2 million for the nine months ended September 30, 2014 to $42.5 million for the nine months ended September 30, 2015. This increase was attributable to a $4.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which was offset by a $0.7 million decrease in the amount of research and development costs reclassified into cost of revenues, a $3.4 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions incurred as a result of the increase in registered users from existing and new customers, the increase in transactions processed on our solutions, and increases in implementation and support expenses that are reimbursable from our customers, a $1.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.6 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $0.3 million increase in spending on software maintenance and information system expenses, and a $0.1 million increase in recruiting expenses.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Sales and marketing	$6,660	$5,642	$1,018	18.0%	$19,841	$17,183	$2,658	15.5%
Percentage of revenues	23.8%	26.9%			25.3%	30.2%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Sales and marketing expenses increased by $1.0 million, or 18.0%, from $5.6 million for the three months ended September 30, 2014 to $6.7 million for the three months ended September 30, 2015. This increase was primarily attributable to a $0.6 million increase in personnel costs due to the growth of our sales and marketing organizations, which includes a $0.2 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.2 million increase in spending on sales automation tools, a $0.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.1 million increase in recruiting costs and travel and entertainment costs. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Sales and marketing expenses increased by $2.7 million, or 15.5%, from $17.2 million for the nine months ended September 30, 2014 to $19.8 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $1.4 million increase in personnel costs due to the growth of our sales and marketing organizations, which includes a $0.5 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.5 million increase in spending on sales automation tools, a $0.3 million increase in facilities and other overhead costs which were allocated to the increased personnel in our sales and marketing departments, a $0.2 million increase in professional services due to our expanded marketing efforts to attract new customers and retain and grow existing customers, a $0.1 million increase in travel and entertainment costs, and a $0.1 million increase in discretionary marketing spend.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Research and development	$5,979	$3,155	$2,824	89.5%	$14,927	$8,678	$6,249	72.0%
Percentage of revenues	21.3%	15.0%			19.0%	15.2%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Research and development expenses increased by $2.8 million, or 89.5%, from $3.2 million for the three months ended September 30, 2014 to $6.0 million for the three months ended September 30, 2015. This increase was primarily attributable to a $2.2 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $0.2 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price and a $0.4 million decrease in the amount of research and development costs reclassified into cost of revenues, a $0.2 million increase in facilities and other overhead costs which were allocated to our research and development departments, a $0.1 million increase in spending on software maintenance and information system expenses, a $0.1 million increase in travel and entertainment costs, and a $0.1 million increase in recruiting expenses due to our investment in hiring research and development personnel.We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Research and development expenses increased by $6.2 million, or 72.0%, from $8.7 million for the nine months ended September 30, 2014 to $14.9 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $4.9 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $0.3 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price and a $0.7 million decrease in the amount of research and development costs reclassified into cost of revenues, a $0.6 million increase in facilities and other overhead costs which were allocated to our research and development departments, a $0.3 million increase in spending on software maintenance and information system expenses, a $0.3 million increase in recruiting expenses due to our investment in hiring research and development personnel, and a $0.1 million increase in travel and entertainment costs.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
General and administrative	$5,961	$4,574	$1,387	30.3%	$16,430	$12,350	$4,080	33.0%
Percentage of revenues	21.3%	21.8%			20.9%	21.7%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. General and administrative expenses increased by $1.4 million, or 30.3%, from $4.6 million for the three months ended September 30, 2014 to $6.0 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily attributable to a $1.0 million increase in personnel costs to support the growth of our business, which includes a $0.3 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.1 million increase in professional services due to our increased public-company compliance requirements, a $0.1 million increase in recruiting expenses due to our investment in hiring personnel, a $0.1 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, and a $0.1 million increase in information technology and communications expense associated with our efforts to increase the reporting and monitoring infrastructure of our business. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as a result of our being a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. General and administrative expenses increased by $4.1 million, or 33.0%, from $12.4 million for the nine months ended September 30, 2014 to $16.4 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily attributable to a $2.8 million increase in personnel costs to support the growth of our business, which includes a $0.7 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price, a $0.5 million increase in professional services due to our increased efforts to comply with public-company requirements, a $0.2 million increase in information technology and communications expense associated with our efforts to increase the reporting and monitoring infrastructure of our business, a $0.2 million increase in facilities and other overhead costs which were allocated to the increased personnel in our general and administrative department, a $0.2 million increase in recruiting expenses due to our investment in hiring personnel with public company experience, and a $0.2 million increase in directors' and officers' liability insurance.

Acquisition Related Costs

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Acquisition Related Costs	$1,006	$—	$1,006	100.0%	$1,006	$—	$1,006	100.0%
Percentage of revenues	3.6%	—%			1.3%	—%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Acquisition related costs were $1.0 million for the three months ended September 30, 2015 compared to zero for the three months ended September 30, 2014. These expenses are related to our purchase of Centrix in the third quarter of 2015 and include $0.8 million of compensation related to milestone provisions and retention bonuses for employees of Centrix and $0.2 million of legal and other expenses incurred related to the acquisition.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.Acquisition related costs were $1.0 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. These expenses are related to our purchase of Centrix in the third quarter of 2015 and include $0.8 million of compensation related to milestone provisions and retention bonuses for employees of Centrix and $0.2 million of legal and other expenses incurred related to the acquisition.

Amortization of Acquired Intangibles

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	(%)	2015	2014	$	(%)
Amortization of Acquired Intangible Assets	$227	$—	$227	100.0%	$227	$—	$227	100.0%
Percentage of revenues	0.8%	—%			0.3%	—%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Amortization of acquired intangibles was $0.2 million for the three months ended September 30, 2015 compared to zero for the three months ended September 30, 2014. The acquired intangible assets are related to our purchase of Centrix in the third quarter of 2015 and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Amortization of acquired intangibles was $0.2 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. The acquired intangible assets are related to our purchase of Centrix in the third quarter of 2015 and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

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
Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO and follow-on offerings, borrowings under credit facilities and cash flows from operations. At September 30, 2015, our principal sources of liquidity were cash, cash equivalents and investments of $119.9 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$378	$(4,258)
Investing activities	(46,639)	(22,600)
Financing activities	53,451	80,523
Net increase in cash and cash equivalents	$7,190	$53,665

Cash Flows from Operating Activities

Cash provided by operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the nine months ended September 30, 2015, our net cash and cash equivalents provided by operating activities were $0.4 million, which consisted of a net loss of $16.6 million, partially offset by cash inflows from changes in operating assets and liabilities of $3.6 million and non-cash adjustments of $13.4 million. Cash inflows were the result of a $11.7 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $2.7 million increase in accounts payable and accrued liabilities due to the timing of payments for various third-party direct costs and in support of our expanding customer base, and a $0.3 million decrease in prepaid and other current assets related to the expensing of various prepaid corporate insurances and other prepaid expenses. Cash outflows were the result of a $7.7 million increase in deferred solution and implementation costs due to our increased customer growth, new and existing customers undergoing implementations during the period, and due to the timing of annual third-party maintenance billings, and a $3.4 million increase in accounts receivable due to the timing of billings and customer payments. Non-cash items consisted primarily of $4.9 million of stock-based compensation expense, $4.4 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, and $3.8 million of amortization of deferred implementation and deferred solution and other costs.

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

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisition of Centrix, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the nine months ended September 30, 2015, net cash used in investing activities was $46.6 million, consisting primarily of $41.4 million for the purchase of investments, $18.6 million used for the acquisition of Centrix, net of cash acquired, $3.6 million for the purchase of property and equipment, and a $0.5 million increase in restricted cash held by the landlord of the Company's new office space, partially offset by $17.4 million in maturities of investments.

For the nine months ended September 30, 2014, net cash used in investing activities was $22.6 million, consisting primarily of $18.1 million for the purchase of investments, $3.8 million for the purchase of property and equipment, and a $0.7 million increase in restricted cash for the deposit securing the lease for the expansion of our corporate headquarters.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock in our IPO and follow-on offerings and from exercises of options to purchase common stock, as well as payments on capital lease obligations and proceeds from, and repayments on, our Credit Facility.

For the nine months ended September 30, 2015, net cash provided by financing activities was $53.5 million, consisting primarily of proceeds from the completion of our follow-on offerings, which were completed on March 4, 2015 and September 30, 2015. We received $53.0 million in net proceeds from our follow-on offerings after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, during this period, we received $3.6 million from the exercise of stock options, which was partially offset by $2.9 million of payments on financing obligations and $0.3 million of payments on capital lease obligations.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2015, and subsequent to September 30, 2015, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

Facilities Lease Amendments

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

The Amendment also extends the term of the Original Lease. The lease, as amended, provides for phased commencement dates with respect to the Original Premises, with commencement of the first phase covering 55,000 square feet occurring on October 1, 2015, or Initial Commencement Date, and the remaining 15,000 square feet of the Original Premises commencing nine months thereafter. The term of the lease, as amended, runs until April 30, 2028, with a ten year renewal option, and the rent obligations begin with rents of $98,198 per month, which escalate over the course of the lease to $311,325 per month in the final seven months of the lease's term.

On October 8, 2015, we entered into a Third Amendment to Lease Agreement, or the Third Amendment, amending the Lease Agreement dated November 20, 2012, with FPG Aspen Lake Owner, LP, pursuant to which we are currently leasing approximately 85,819 square feet of office space for our current headquarters.  The Third Amendment provides that on or before September 30, 2016, we will vacate approximately 18,741 square feet in connection with the commencement of our new previously disclosed headquarters lease in an adjacent building.  As a result of surrendering this space, our monthly rental obligation on this lease will be reduced by $30,453 per month in the nearer term, escalating to a savings of $34,358 per month in the last year of the lease.

New Facilities Leases

On November 3, 2015, we entered into an Office Lease for the lease of approximately 20,200 square feet of office space in Lincoln, Nebraska, or the Lincoln Lease.  The Lincoln Lease provides for a commencement date on or before April 1, 2016 with a term of 120 months thereafter.  Rental payments under the Lincoln Lease will commence on the commencement date and escalate annually over the term of the lease, with the initial monthly rent at $31,983 per month escalating to $38,223 per month for the final year of the lease.  We will also be responsible for our proportionate share of the building’s operating expenses, including property taxes.

Our principal commitments consist of obligations under our outstanding Credit Facility, non-cancelable capital and operating leases related to our facilities and equipment and minimum purchase commitments for third-party products, co-location fees and other product costs. The following table summarizes our contractual obligations and commitments at September 30, 2015 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$—	$17	$—	$—	$17
Operating lease obligations	3,662	9,504	9,917	27,088	50,171
Capital lease obligations	255	—	—	—	255
Purchase commitments	8,295	11,730	9,144	1,024	30,193
Total	$12,212	$21,251	$19,061	$28,112	$80,636

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The ASU will be effective for us beginning in the first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating how the adoption of this standard will impact our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to update ASU 2015-03 and apply accounting guidance to Line-of-Credit arrangements. ASU 2015-03 and ASU 2015-15 will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We have determined that the adoption of ASU 2015-03 and ASU 2015-15 will not have a significant impact on our condensed consolidated financial statements for the period.

In 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have determined that the adoption of ASU 2015-05 will not have a significant impact on our condensed consolidated financial statements for the period.

Critical Accounting Policies and Estimates

The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Accounts receivable, net;

•	Stock-based compensation;

•	Purchase price allocation and valuation of goodwill and identifiable intangible assets; and

•	Income taxes.

We have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 "Summary of Significant Accounting Policies" to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. During the three months ended September 30, 2015 we added the following critical accounting policy as a result of our acquisition of Centrix.

Purchase Price Allocation, Intangible Assets, and Goodwill

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with our acquisition of Centrix in July 2015, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. See Note 3, Business Combinations, for discussion regarding the purchase price allocation.

Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We will periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We will test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. Impairment evaluations involve our assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If we conclude from this assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving our estimates of asset useful lives and future cash flows. Significant judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

There were no other significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2015.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended September 30, 2015, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $21.0 million for the three months ended September 30, 2014 to $28.0 million for the three months ended September 30, 2015, and $57.0 million for the nine months ended September 30, 2014 to $78.5 million for the nine months ended September 30, 2015. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and customer base geographically-dispersed across the U.S. and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their account holders. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their account holders, malfeasance or stolen or fraudulently obtained log-in credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial institutions, their account holders and virtual banking providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their account holders. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their account holders. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $7.0 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $16.6 million and $14.9 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $81.0 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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

We currently serve our customers from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas. The owners and operators of these current and future facilities do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities, and such facilities are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' account holders from accessing their accounts online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities and support.

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

In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on virtual banking solutions, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. In 2014 and continuing into 2015, the price of oil and gas declined significantly resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.

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

We collect and store personal and identifying information regarding our customers' account holders to enable certain functionality of our solutions and provide our customers with data about their account holders. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our collection, storage and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. While 47 states, the District of Columbia and the FFIEC have enacted data breach notification laws or requirements, there is no such federal law generally applicable to our businesses. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

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

As of September 30, 2015, we had four U.S. patent application pending and two issued U.S. patents. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent application or any portion of such application proceeds to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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

As of December 31, 2014, we had approximately $69.9 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2027. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our IPO in March 2014 and/or our follow-on offerings in March 2015 and September 2015, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.3 million as of September 30, 2015. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the FASB continues to consider applicable accounting standards in this area.

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had 38,714,986 shares of common stock outstanding as of October 31, 2015, excluding shares issuable upon the exercise of our outstanding stock options or vesting of restricted stock units and shares otherwise issuable pursuant to our stock plans. The shares sold in our IPO and follow-on offerings were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the IPO directed share program. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan. In addition, 15,341,815 shares or approximately 39.6% of our outstanding shares will be eligible for sale upon the expiration of lock-up agreements signed in connection with our September 2015 follow-on offering, which is expected to occur 90 days after September 24, 2015, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements.
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
As of October 31, 2015, holders of approximately 24.9% of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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

As of October 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 38.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion over the use of the proceeds we received in our IPO and follow-on offerings and might not apply those proceeds in ways that increase the value of our common stock.

Our management has broad discretion to use the net proceeds from our IPO and our follow-on offerings. Our management might not apply the net proceeds of the IPO or follow-on offerings in ways that increase the value of our common stock. We used approximately $6.2 million of our net proceeds from the IPO to repay outstanding indebtedness under our credit facility with Wells Fargo Bank, National Association, or Credit Facility, and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

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

On March 4, 2015, we completed a follow-on offering of 5,890,705 shares of our common stock at a price of $19.75 per share, before underwriting discounts and commissions, including 768,352 shares of our common stock resulting from the underwriters' exercise of their over-allotment option. We sold 1,757,290 of such shares and existing stockholders sold an aggregate of 4,133,415 of such shares. The March follow-on offering generated net proceeds to us of approximately $32.3 million, after deducting $2.4 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the follow-on. We did not receive any proceeds from the sale of shares by the selling stockholders in the March follow-on offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 27, 2015.

On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at the price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts and commissions and estimated offering costs, which have been recorded against the proceeds received from the follow-on, which as of September 30, 2015 included $0.4 million in unpaid offering costs. We did not receive any proceeds from the sale of shares by the selling stockholders in this follow-on offering or as a result of the underwriters exercising their over-allotment option in this offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015.

(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1 - 31, 2015	—	$—	—	$—
August 1 - 31, 2015	479	27.44	—	—
September 1 - 30, 2015	—	—	—	—
Total	479	$27.44	—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

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

Q2 HOLDINGS, INC.
November 6, 2015	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

November 6, 2015	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

2.1	*
Stock Purchase Agreement, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent, dated as of July 31, 2015 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2015).

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	*
Amendment Number Three to Credit Agreement, dated July 30, 2015, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2015).

10.2	**
Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC.

10.3	**	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant’s 2014 Equity Incentive Plan.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.