Form 10-K
period 2015-12-31
Q2 Holdings, Inc.
filed 2016-02-12
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares held by non-affiliates on that date was approximately $555,685,664. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 38,959,908 shares of the registrant’s common stock outstanding as of January 31, 2016.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
The RCFI market includes approximately 12,500 banks and credit unions that compete to provide financial services in the U.S. RCFIs have historically sought to differentiate themselves and create account holder loyalty by providing localized, in-branch banking services and serving as centers of commerce and influence in their communities. However, account holders increasingly engage with their financial services providers across digital channels rather than in physical branches, making it easier for account holders to access competitive financial services and harder for RCFIs to maintain account holder loyalty. Innovation in financial services technologies, the proliferation of mobile and tablet devices and evolving consumer expectations for modern and intuitive user experiences are pressuring RCFIs to deliver advanced virtual banking services to successfully compete and grow.
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

Based on our current prices and virtual banking solutions, we believe that the RCFI market is greater than $3.5 billion annually. Our current RCFI customers represent less than 3% of the 12,407 federally-insured RCFIs in the U.S. with less than $50 billion in assets. We believe we can capture an increasing portion of the IT spend among RCFIs as we continue to grow our customer base and introduce new solutions.
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
As of December 31, 2015, we had 369 installed customers on the Q2 platform with more than 6.3 million retail and commercial users registered on our platform solutions, and these registered users executed over $385 billion in financial transactions with our platform solutions during 2015, compared with 361 installed customers on the Q2 platform as of December 31, 2014, whose 4.3 million registered users executed over $265 billion in financial transactions on our platform solutions during 2014. As we have grown our customer base over time, the size of our customers has also increased. Our current RCFI installed customers are in 47 states.
We have achieved significant growth since our inception. We had total revenues of $108.9 million, $79.1 million and $56.9 million in 2015, 2014 and 2013, respectively. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation and customer support services which we believe drives higher customer retention and incremental sales opportunities within our existing customer base.
We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, developing new solutions, enhancing our existing solutions and technical infrastructure and scaling our operations. We incurred net losses of $25.1 million, $19.6 million and $17.9 million in 2015, 2014 and 2013, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 13785 Research Blvd, Suite 150, Austin, Texas 78750. Our telephone number is (512) 275-0072.
Industry Background
RCFIs are a substantial and critical part of the economy
Regional and community banks and credit unions with less than $50 billion in assets comprised 12,407 of the approximately 12,500 federally-insured financial institutions in the U.S., as of September 30, 2015, according to data compiled by BauerFinancial. Further, banking institutions and credit unions with less than $50 billion in assets had assets of $4.5 trillion and $1.1 trillion, respectively, as of September 30, 2015, according to BauerFinancial.
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
RCFIs must respond to innovations in banking
A substantial majority of U.S. banks and U.S. credit unions now offer online banking services to their retail and commercial account holders, and account holders have increasingly come to expect and rely upon a wider range of online banking services to meet their banking needs. By providing online account access and other virtual banking services, financial institutions are able to better engage with and sell more products and services to their account holders through digital channels. To appeal to those account holders who utilize virtual banking services, RCFIs must deliver robust virtual banking capabilities that allow account holders to seamlessly transition between physical branches and digital channels.

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

•
Flexible integration: We have developed a highly flexible set of integration tools, enabling the rapid integration of third-party applications and data sources. This large set of internally-developed integration tools connects with over 200 third-party applications, allowing us to seamlessly integrate with RCFIs' internal and third-party systems such as account services, payments and imaging.

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

•
Real-time security: Our integrated Q2 Risk & Fraud Analytics offering allows our customers to better identify suspect activities and protect against fraud and theft by monitoring and understanding the behavior and activities of their account holders across channels. Customers leveraging our Risk & Fraud Analytics solution are blocking suspected fraudulent activity in real-time at the application layer and notifying operations staff and account holders of suspect transactions prior to funds leaving the financial institution. By approaching security in this and other ways, our customers can better safeguard their account holders and themselves, reducing risk and protecting their reputations. In addition, we recently acquired Centrix Solutions, Inc., or Centrix, to strengthen our security, compliance and risk management capabilities and offerings.

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

•
Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past five years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." Our mission, combined with our focus on delivering cloud-based virtual banking solutions to RCFIs, continue to enable us to attract and retain top talent.

Our Growth Strategy
We intend to continue to expand our position as a leading provider of cloud-based virtual banking solutions to RCFIs. To accomplish this goal, we are pursuing the following growth strategies:

•
Further penetrate our large market opportunity: We believe RCFIs are increasingly adopting cloud-based virtual banking solutions. Our current customers represent less than 3% of the 12,407 federally-insured RCFIs in the U.S. with less than $50 billion in assets. We intend to further penetrate our large market opportunity and increase our number of RCFI customers through investments in our sales and marketing organization and related activities.

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

•
Continue to expand our solutions and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. For example, we have added Q2 Treasury to our offerings, which is designed to support RCFIs in their efforts to attract and retain larger commercial accounts. Additionally, we successfully leveraged our common platform and integration capabilities which enabled us to derive rich analytics and build and deploy our Risk & Fraud Analytics offering. We plan to continue to expand our analytics capabilities and leverage the data generated on our common platform to further support the strategic initiatives of our existing and new customers.

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

•
Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities and recently completed our acquisitions of Centrix and Smarty Pig, LLC, doing business as Social Money, or Social Money. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in businesses and technologies that will strengthen and expand the features and functionality of our solutions or provide access to new customers.

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
Through our acquisition of Centrix, we now directly offer the following risk management, fraud detection and compliance products independently or as additional solutions on the Q2 platform:

Centrix Dispute Tracking System (DTS): DTS is our electronic transaction dispute management solution. It assists our customers in the administration of disputed electronic transactions (debit card, ATM, ACH and remittance transfers) for the purpose of compliance with Regulation E of the Electronic Fund Transfer Act.

Centrix Payments I.Q. System (PIQS): PIQS is our ACH file monitoring and risk reporting solution. PIQS offers simple and intuitive analytical reporting of both originated and inbound ACH activity, while also safeguarding against ACH fraud with calendaring and real time validation of originated files.

Centrix Exact/Transaction Management System (Exact/TMS):  Exact/TMS is a fraud prevention tool focused on the transaction management needs of our customers' corporate clients. It encompasses check positive pay with payee match, ACH positive pay and full account reconciliation.
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
Our research and development expenses were $21.5 million, $12.1 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We serve our customers from two secure, third-party, American National Standards Institute Tier 4 data center facilities, one located in Carrollton, Texas and the other located in Austin, Texas. Both data centers are operated by the same third-party provider. We believe that our current data centers have sufficient capacity to meet our anticipated growth for the foreseeable future. Although we utilize a third-party to manage our data center facilities, we manage the hardware and software on which our solutions operate. We utilize industry standard hardware in resilient configurations to minimize service interruptions. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our customers.
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
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2015, we had five U.S. patent applications pending and two issued U.S. patents. Our issued patents, which expire in March 2028, relate to our intellectual property created to address technology integration challenges for community banks and credit unions. We use the software components and methods claimed in these patents to access the data from several different types of RCFIs and to allow us to deliver our online, mobile, tablet, voice and text solutions to their account holders without having to individually integrate each solution with each RCFI's data. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including Digital Insight Corporation (acquired by NCR Corporation), First Data Corporation and ACI Worldwide, Inc. in the online, consumer and small business banking space and Fundtech Ltd. (acquired by D+H Corporation), ACI Worldwide, Inc., Clear2Pay NV/SA (acquired by Fidelity National Information Services, Inc., or FIS) and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and FIS. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development.
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
Employees
As of December 31, 2015, we had 658 employees, all of which are located in the U.S. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture
Since our inception, our culture has been rooted in our mission to help our RCFI customers be more successful and better serve their communities. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with RCFIs and our employees. We share our culture through our customer interactions, employee functions and collaborative and educational customer events like our client conference, user groups and collaboration focus groups. In each of the past five years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work."
Presented with regular opportunities to help RCFIs more successfully compete and grow, we seek out ways to enhance our culture and our ability to make a difference for our customers and their account holders. Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:

•
our employee led committees focus on culture, wellness, green, cares and communications help create opportunities for employees to come together around important causes to make a difference in the work place and local communities;

•	our project renaissance program promotes the hiring of broad and non-traditional engineering and project management talent;

•	our emerging leaders management training program identifies and cultivates new and emerging leadership talent within our organization; and

•	our flexible work spaces promote a collaborative, high-energy work environment and help facilitate team-based problem solving and cross-departmental learning.
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
Available Information
Our website address is https://q2ebanking.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $56.9 million for the twelve months ended December 31, 2013 to $79.1 million for the twelve months ended December 31, 2014, and $108.9 million for the twelve months ended December 31, 2015.  While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and customer base geographically-dispersed across the U.S. and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling to larger customers may result in greater uncertainty and variability in our business and sales results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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

We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including Digital Insight Corporation (acquired by NCR Corporation), First Data Corporation and ACI Worldwide, Inc. in the online, consumer and small business banking space and Fundtech Ltd. (acquired by D+H Corporation), ACI Worldwide, Inc., Clear2Pay NV/SA (acquired by FIS) and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and FIS. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development.

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

If we are unable to compete in this environment, sales and renewals of our virtual banking solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the virtual banking solutions market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets as we enter new sections of the market with larger customers and new products and services. Our industry has also experienced recent consolidation. For example, in January 2014, NCR Corporation acquired Digital Insight Corporation, in October 2014, FIS acquired Clear2Pay NV/SA, and in March 2015, D+H Corporation acquired Fundtech Ltd. We believe that our industry could experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.

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

We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $25.1 million, $19.6 million, and $17.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $89.4 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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

We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated, could harm our business.

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

In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on virtual banking solutions, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. In 2014 and continuing through 2015 and into early 2016, the price of oil and gas declined significantly resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.

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

Additionally, we recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize a substantial portion of implementation expenses as incurred even though we recognize the related revenues over extended periods. As a result, we may report poor operating results in periods in which we are incurring higher implementation expenses related to revenues that we will recognize in future periods, including implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Alternatively, we may report better operating results in periods due to lower implementation expenses, but such lower expenses may be indicative of slower revenue growth in future periods. As a result, our expenses may fluctuate as a percentage of revenues and changes in our business generally may not be immediately reflected in our results of operations.

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

As of December 31, 2015, we had five U.S. patent applications pending and two issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our previous filings with the SEC, including the data and forecasts published by BauerFinancial, Celent, Forrester, Gartner, International Data Corporation, Javelin Strategy & Research and Verizon, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.

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

As of December 31, 2015, we had approximately $94.5 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our Initial Public Offering, or our IPO, in March 2014 and/or our follow-on offerings in March 2015 and September 2015, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.3 million as of December 31, 2015. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had 38,959,908 shares of common stock outstanding as of January 31, 2016, excluding shares issuable upon the exercise of our outstanding stock options or vesting of restricted stock units and shares otherwise issuable pursuant to our stock plans. The shares sold in our IPO and follow-on offerings were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the IPO directed share program. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

We have registered 10,521,640 shares of our common stock that we have issued or may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements and trading windows under our insider trading policy. In addition, some of our employees, including some of our named executive officers and directors, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of January 31, 2016, holders of approximately 24.8% of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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

As of January 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 39.3% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which we lease approximately 67,000 square feet of office space under a lease agreement with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five year term, and pursuant to the second of which we lease approximately 129,000 square feet (55,000 square feet currently occupied, with rent commencing on the additional 74,000 square feet in May 2016) of office space under a lease agreement with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten year term. We also lease office space in: south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; and, Asheville, North Carolina. We believe our current facilities will be adequate for our needs for the foreseeable future.
Item 3. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are no claims or actions pending against us, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock has been listed on the New York Stock Exchange under the symbol “QTWO” since March 20, 2014. Prior to that date, there was no public trading market for our common stock. Our common stock was priced at $13.00 per share in our initial public offering on March 20, 2014. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
2015
First Quarter 2015	$21.96	$17.04
Second Quarter 2015	28.84	19.49
Third Quarter 2015	30.44	23.09
Fourth Quarter 2015	28.53	23.57

2014
First Quarter (from March 20, 2014)	$17.38	$14.41
Second Quarter 2014	16.96	9.62
Third Quarter 2014	16.89	12.44
Fourth Quarter 2014	20.48	13.03
As of December 31, 2015, we had 38 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), and completed the acquisition of Social Money for $10.7 million in cash, and a hold-back of $2.5 million payable 18 months after closing date less the portion of any indemnifiable claims, if any. The right of the former shareholders of Centrix to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain shareholders will also be funded through the use of a portion of the proceeds of the IPO.

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

On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at the price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts and commissions and estimated offering costs, which have been recorded against the proceeds received from the follow-on, which as of December 31, 2015 included approximately $9 thousand in unpaid offering costs. We did not receive any proceeds from the sale of shares by the selling stockholders in this follow-on offering or as a result of the underwriters exercising their over-allotment option in this offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015.

Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 20, 2014 (the date of our IPO) and December 31, 2015, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on March 20, 2014 in our common stock at our IPO offering price of $13.00 per share, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.

The following selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues	$108,867	$79,129	$56,872	$41,101	$26,982
Cost of revenues(1)(2)(3)	59,128	46,054	36,261	25,170	14,795
Gross profit	49,739	33,075	20,611	15,931	12,187
Operating expenses:
Sales and marketing(3)	26,999	23,069	16,726	8,962	5,589
Research and development(3)	21,534	12,086	9,029	5,317	3,428
General and administrative(3)	22,977	16,991	11,742	8,780	4,857
Acquisition related costs	2,493	—	—	—	—
Amortization of acquired intangibles	576	—	—	—	—
Unoccupied lease charges(4)	—	—	236	—	—
Total operating expenses	74,579	52,146	37,733	23,059	13,874
Loss from operations	(24,840)	(19,071)	(17,122)	(7,128)	(1,687)
Total other expense, net	(3)	(492)	(499)	(228)	(76)
Loss before income taxes	(24,843)	(19,563)	(17,621)	(7,356)	(1,763)
Provision for income taxes	(220)	(71)	(55)	(164)	(132)
Loss from continuing operations	(25,063)	(19,634)	(17,676)	(7,520)	(1,895)
Loss from discontinued operations, net of tax(5)	—	—	(199)	(1,259)	(1,132)
Net loss	$(25,063)	$(19,634)	$(17,875)	$(8,779)	$(3,027)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.67)	$(0.67)	$(1.49)	$(0.66)	$(0.17)
Loss from discontinued operations per common share, basic and diluted	$—	$—	$(0.02)	$(0.11)	$(0.10)
Net loss per common share, basic and diluted	$(0.67)	$(0.67)	$(1.51)	$(0.77)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	37,275	29,257	11,866	11,345	11,326

Other Financial Data:
Adjusted EBITDA(6)	$(8,138)	$(10,418)	$(12,310)	$(4,400)	$(277)

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Research and development costs classified into cost of revenues	$755	$1,412	$1,572	$1,390	$434

(2)	Includes amortization of acquired technology of $659 for the year ended December 31, 2015, and zero for all other years presented.

(3)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenues	$1,134	$623	$264	$187	$52
Sales and marketing	1,570	774	274	123	52
Research and development	1,186	527	257	195	57
General and administrative	3,472	2,646	810	526	236
Total stock-based compensation expenses	$7,362	$4,570	$1,605	$1,031	$397

(4)	Unoccupied lease charges include costs related to our early exit from our previous headquarters, partially offset by anticipated sublease income from that facility.

(5)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

(6)
We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, total other expense, net, unoccupied lease charges and loss on disposal of long-lived assets.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(25,063)	$(19,634)	$(17,875)	$(8,779)	$(3,027)
Depreciation and amortization	6,847	4,083	2,971	1,697	1,013
Stock-based compensation expense	7,362	4,570	1,605	1,031	397
Acquisition related costs	2,493	—	—	—	—
Loss from discontinued operations, net of tax	—	—	199	1,259	1,132
Provision for income taxes	220	71	55	164	132
Total other expense, net	3	492	499	228	76
Unoccupied lease charges	—	—	236	—	—
Adjusted EBITDA	$(8,138)	$(10,418)	$(12,310)	$(4,400)	$(277)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,049	$67,979	$18,675	$9,111	$15,363
Total current assets	133,218	104,522	33,871	19,134	22,724
Deferred solution and other costs, total	16,114	12,219	8,482	5,394	4,328
Deferred implementation costs, total	8,485	7,374	6,374	5,133	3,716
Total current liabilities	45,693	32,404	29,191	19,082	12,562
Deferred revenues, total	52,239	36,725	27,501	17,840	13,505
Total redeemable preferred and common stock	—	—	42,052	21,730	21,730
Total stockholders' equity (deficit)	117,974	78,940	(36,316)	(18,981)	(11,250)

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

We have achieved significant growth since our inception. During each of the past five years, our average number of registered users per installed customer has grown, and we have been able to sell additional solutions to existing customers. Our revenues per installed customer and per registered user vary period-to-period based on the length and timing of customer implementations, changes in the average number of registered users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by registered users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing.

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

We sell our solutions primarily through our professional sales organization. Our target market of approximately 12,500 RCFIs is well-defined as a result of applicable governmental regulations. As a result, we are able to effectively concentrate our sales and marketing efforts on these readily-identifiable financial institutions. We intend to add sales representatives for both banks and credit unions across the U.S. We also expect to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.

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

On July 31, 2015, we completed the acquisition of Centrix Solutions, Inc., or Centrix, a privately-held company that provides financial institutions with products that detect fraud, manage risk and simplify compliance, for total consideration of $21.0 million in cash, which includes a customary post-closing working capital adjustment of $1.0 million paid in the fourth quarter of 2015. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9.0 million based upon the achievement of certain milestones and the continued employment of certain former shareholders of Centrix. We have accounted for the acquisition using the purchase method of accounting. Accordingly, the financial results of the acquisition are included in our consolidated financial results from the acquisition date.

On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at the price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the follow-on. We did not receive any proceeds from the sale of shares by the selling stockholders in the September follow-on offering or as a result of the underwriters exercising their over-allotment option in the September follow-on offering.

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

Installed Customers

We define installed customers as the number of customers on the Q2 platform from which we are currently recognizing revenues. The average size of our installed customers, measured in both registered users per installed customer and revenues per installed customer, has increased over time as our existing installed customers continue to add registered users and buy more solutions from us, and as we add larger RCFIs to our installed customer base. The rate at which we add installed customers varies based on our implementation capacity, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We had 369, 361 and 334 installed customers as of December 31, 2015, 2014 and 2013, respectively.

Registered Users

We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 6.3 million, 4.3 million and 3.1 million registered users as of December 31, 2015, 2014 and 2013, respectively.

Revenue Retention Rate

We believe that our ability to retain our installed customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year from customers who were installed customers as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from those installed customers. Our revenue retention rate provides insight into the impact on current year revenues of the number of new customers implemented on the Q2 platform during the prior year, the timing of our implementation of those new customers in the prior year, growth in the number of registered users and changes in their usage of our solutions, sales of new products and services to our existing installed customers during the current year and installed customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they become installed customers. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122%, 122% and 128% for the years ended December 31, 2015, 2014 and 2013, respectively.

Churn

We utilize churn to monitor the satisfaction of our clients and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to installed customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to installed customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn has ranged from 5.4% to 3.5% over the last four years, and we had annual churn of 3.5%, 4.8% and 3.5% for the years ended December 31, 2015, 2014 and 2013, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, total other expense, net, unoccupied lease charges and disposal of long-lived assets. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(25,063)	$(19,634)	$(17,875)
Depreciation and amortization	6,847	4,083	2,971
Stock-based compensation expense	7,362	4,570	1,605
Acquisition related costs	2,493	—	—
Loss from discontinued operations, net of tax	—	—	199
Provision for income taxes	220	71	55
Total other expense, net	3	492	499
Unoccupied lease charges	—	—	236
Adjusted EBITDA	$(8,138)	$(10,418)	$(12,310)

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

The amount of research and development costs reclassified to cost of revenues was $0.8 million, $1.4 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementations costs in the amount of $4.1 million, $3.8 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life, generally three years, and these costs will be recognized in cost of revenues.

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

Certain research and development costs that are related to our software development, which includes salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheet.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. Additional expenses include consulting and professional fees, insurance and travel. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, increased professional services expenses and costs associated with enhanced investor relations activities.

Acquisition Related Costs

Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of Centrix and Social Money, respectively, which are recognized as earned, and various legal and professional service expenses incurred in connection with the acquisitions, which were recognized when incurred.

Amortization of Acquired Intangibles

These amounts represent the amortization of intangibles recorded in connection with our business acquisitions and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

Unoccupied Lease Charges

Unoccupied lease charges include costs related to the early exit from our previous headquarters facility, partially offset by the sublease income from that facility.

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

Provision for Income Taxes

As a result of our current net operating loss position, income tax expenses consist primarily of state income taxes. We incurred minimal state income taxes for each of the years ended December 31, 2015, 2014 and 2013. Our net operating loss carryforwards for federal income tax purposes were $94.5 million and $69.9 million at December 31, 2015 and 2014, respectively, and will expire at various dates beginning in 2026, if not utilized, and the alternative minimum tax credits have an indefinite carryover period. We also held state tax credits of $0.2 million for each of the years ended December 31, 2015 and 2014, and federal alternative minimum tax credits of $0.1 million for each of the years ended December 31, 2015 and 2014. The state tax credits will expire in 2026 if not utilized, and the federal alternative minimum tax credits have an indefinite carryforward period.

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
Revenue Recognition
All revenue-generating activities are directly related to the sale, implementation and support of our solutions within a single operating segment. We derive the substantial majority of our revenues from subscription fees for the use of our solutions hosted in our data centers as well as revenues for implementation and customer support services related to our solutions. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements, and we recognize the corresponding revenues ratably over the term of those customer agreements.
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
Determining whether and when these criteria have been met can require significant judgment and estimates. In general, revenue recognition commences when our solutions are implemented and made available to the customers.

Our software solutions are available for use in hosted application arrangements under subscription fee agreements. Subscription fees from these applications, including related customer support, are recognized ratably over the customer agreement term beginning on the date the solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether our revenue recognition criteria have been met.

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

We enter into arrangements with multiple-deliverables that generally include multiple subscriptions and implementation services. Additional agreements with existing customers that are not in close proximity to the original arrangements are treated as separate contracts for accounting purposes.

For multiple-deliverable arrangements, arrangement consideration is allocated to deliverables based on their relative selling price. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. Our subscription services have standalone value as such services are often sold separately. In determining whether implementation services have standalone value apart from the subscription services, we consider various factors including the availability of the services from other vendors. To date, we have concluded that the implementation services included in multiple-deliverable arrangements do not have standalone value. As a result, when implementation services are sold in a multiple-deliverable arrangement, we defer any arrangement fees for implementation services and recognize such amounts ratably over the period of performance for the initial agreement term.

When multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence of selling price, or VSOE, if available, third-party evidence of selling price, or TPE, if VSOE is not available or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have not established VSOE for our subscription services due to lack of pricing consistency, the introduction of new services and other factors. We have determined that TPE is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, we use BESP to determine the relative selling price. The amount of revenue allocated to delivered items is limited by contingent revenues.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, and include both VSOE and BESP.

Deferred Revenues
Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenues that are expected to be recognized as revenues during the succeeding twelve month period are recorded in current liabilities as deferred revenues, current portion, and the remaining portion is recorded in long-term liabilities as deferred revenues, net of current portion.

Deferred Implementation Costs
We capitalize certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of our solutions. We analyze implementation costs that may be capitalized to assess their recoverability, and we only capitalize costs that we anticipate to be recoverable. We assess the recoverability of our deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. We begin amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and we amortize those deferred implementation costs ratably over the remaining term of the customer agreement. The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion.

Deferred Solution and Other Costs
We capitalize sales commissions and other third-party costs, such as third-party licenses and maintenance related to our customer agreements. We capitalize sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. We begin amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortize those deferred costs over the remaining term of the customer agreement. We analyze solution and other costs that may be capitalized to assess their recoverability and only capitalize costs that it anticipates to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion.

Accounts Receivable, Net
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when we provide services in advance of billing for these services and also when we earn revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on our virtual banking solutions in excess of the levels included in our minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of December 31, 2015 and December 31, 2014 were unbilled receivables of $3.4 million and $2.3 million, respectively.

We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against accounts receivable. As of December 31, 2015 and December 31, 2014, we did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant.

We maintain a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, we analyze prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million as of December 31, 2015 and 2014.

Stock-Based Compensation
Stock-based awards are measured at fair value at each grant date. We recognize stock-based compensation expenses ratably over the requisite service period of the option award.

Determination of the Fair Value of Stock-Based Compensation Grants
The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. If we made different assumptions, our stock-based compensation expenses, net loss, and net loss per common share could be significantly different.
We have assumed no dividend yield because we do not expect to pay dividends in the near future, which is consistent with our past practice. The risk-free interest rate assumption is based on observed interest rates for U.S. Treasury securities with maturities consistent with the expected life of our stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the agreement term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The list of comparable companies we used to determine expected volatility was consistent with those used to determine the corresponding fair value of our common stock at each grant date.
We based our estimate of pre-vesting forfeitures, or forfeiture rate, on historical forfeiture rates. We apply the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expenses, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.
Purchase Price Allocation, Intangible Assets and Goodwill

The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with our acquisition of Centrix in July 2015 and Social Money in November 2015, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. See Note 3, Business Combinations, for discussion regarding the purchase price allocation.

Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We will periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. Impairment evaluations involve our assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If we conclude from this assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving our estimates of asset useful lives and future cash flows. Significant judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

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
Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$108,867	$79,129	$56,872
Cost of revenues(1)(2)(3)	59,128	46,054	36,261
Gross profit	49,739	33,075	20,611
Operating expenses:
Sales and marketing(3)	26,999	23,069	16,726
Research and development(3)	21,534	12,086	9,029
General and administrative(3)	22,977	16,991	11,742
Acquisition related costs	2,493	—	—
Amortization of acquired intangibles	576	—	—
Unoccupied lease charges(4)	—	—	236
Total operating expenses	74,579	52,146	37,733
Loss from operations	(24,840)	(19,071)	(17,122)
Total other expense, net	(3)	(492)	(499)
Loss before income taxes	(24,843)	(19,563)	(17,621)
Provision for income taxes	(220)	(71)	(55)
Loss from continuing operations	(25,063)	(19,634)	(17,676)
Loss from discontinued operations, net of tax(5)	—	—	(199)
Net loss	$(25,063)	$(19,634)	$(17,875)
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development costs classified into cost of revenues	$755	$1,412	$1,572

(2)	Includes amortization of acquired technology of $659 thousand for the year ended December 31, 2015, and zero for all other years presented.

(3)	Includes stock-based compensation expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$1,134	$623	$264
Sales and marketing	1,570	774	274
Research and development	1,186	527	257
General and administrative	3,472	2,646	810
Total stock-based compensation expenses	$7,362	$4,570	$1,605

(4)	Unoccupied lease charges include costs related to our early exit from our previous headquarters, partially offset by anticipated sublease income from that facility.

(5)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

The following table sets forth our consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)(2)(3)	54.3%	58.2%	63.8%
Gross profit	45.7%	41.8%	36.2%
Operating expenses:
Sales and marketing(3)	24.8%	29.2%	29.4%
Research and development(3)	19.8%	15.3%	15.9%
General and administrative(3)	21.1%	21.5%	20.6%
Acquisition related costs	2.3%	—%	—%
Amortization of acquired intangibles	0.5%	—%	—%
Unoccupied lease charges(4)	—%	—%	0.4%
Total operating expenses	68.5%	66.0%	66.3%
Loss from operations	(22.8)%	(24.2)%	(30.1)%
Total other expense, net	—%	(0.6)%	(0.9)%
Loss before income taxes	(22.8)%	(24.8)%	(31.0)%
Provision for income taxes	(0.2)%	(0.1)%	(0.1)%
Loss from continuing operations	(23.0)%	(24.9)%	(31.1)%
Loss from discontinued operations, net of tax(5)	—%	—%	(0.3)%
Net loss	(23.0)%	(24.9)%	(31.4)%
_______________________________________________________________________________

(1)	Includes reclassified costs of research and development personnel who performed certain implementation and customer support services as follows:

	Year Ended December 31,
	2015	2014	2013
Research and development costs classified into cost of revenues	0.7%	1.8%	2.8%

(2)	Includes amortization of acquired technology of 0.6% for the year ended December 31, 2015, and zero for all other years presented.

(3)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	1.0%	0.8%	0.5%
Sales and marketing	1.4%	1.0%	0.5%
Research and development	1.1%	0.7%	0.4%
General and administrative	3.2%	3.3%	1.4%
Total stock-based compensation expenses	6.7%	5.8%	2.8%

(4)	Unoccupied lease charges include costs related to our early exit from our previous headquarters, partially offset by anticipated sublease income from that facility.

(5)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

Comparison of Year Ended December 31, 2015 and 2014, and the Year Ended December 31, 2014 and 2013

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	(%)	2014	2013	$	(%)
Revenues	$108,867	$79,129	$29,738	37.6%	$79,129	$56,872	$22,257	39.1%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Revenues increased by $29.7 million, or 37.6%, from $79.1 million for the year ended December 31, 2014 to $108.9 million for the year ended December 31, 2015. This increase was primarily attributable to a $26.3 million increase from the growth in new registered users from a combination of strong client retention, growth from existing customers and the addition of registered users from new installed customers. The remaining $3.4 million increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 4.3 million at December 31, 2014 to 6.3 million at December 31, 2015.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013. Revenues increased by $22.3 million, or 39.1%, from $56.9 million for the year ended December 31, 2013 to $79.1 million for the year ended December 31, 2014. This increase was primarily attributable to an $18.2 million increase from the growth in new registered users from a combination of strong client retention, growth from existing customers and the addition of registered users from new installed customers. The remaining $4.1 million increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 3.1 million at December 31, 2013 to 4.3 million at December 31, 2014.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	(%)	2014	2013	$	(%)
Cost of revenues	$59,128	$46,054	$13,074	28.4%	$46,054	$36,261	$9,793	27.0%
Percentage of revenues	54.3%	58.2%			58.2%	63.8%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Cost of revenues increased by $13.1 million, or 28.4%, from $46.1 million for the year ended December 31, 2014 to $59.1 million for the year ended December 31, 2015. This increase was primarily attributable to a $4.6 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which was offset by a $0.7 million decrease in the amount of research and development costs reclassified into cost of revenues. The increase in personnel costs includes a $0.5 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $4.9 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new registered users and transactions processed on our solutions and increases in implementation and support expenses that are reimbursable from our customers, a $2.4 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $0.8 million increase in facilities and other overhead costs which were allocated to our implementation and support departments and a $0.3 million increase in spending on software maintenance and information system expenses.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	(%)	2014	2013	$	(%)
Sales and marketing	$26,999	$23,069	$3,930	17.0%	$23,069	$16,726	$6,343	37.9%
Percentage of revenues	24.8%	29.2%			29.2%	29.4%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Sales and marketing expenses increased by $3.9 million, or 17.0%, from $23.1 million for the year ended December 31, 2014 to $27.0 million for the year ended December 31, 2015. This increase was primarily attributable to a $2.3 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes a $0.8 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $0.6 million increase in spending on sales automation tools, a $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.3 million increase in travel and entertainment costs due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives, and a $0.3 million increase in discretionary marketing spend as a result of efforts to drive brand awareness and expanded marketing efforts to attract new customers and retain and grow existing customers. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

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

Research and Development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	(%)	2014	2013	$	(%)
Research and development	$21,534	$12,086	$9,448	78.2%	$12,086	$9,029	$3,057	33.9%
Percentage of revenues	19.8%	15.3%			15.3%	15.9%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Research and development expenses increased by $9.4 million, or 78.2%, from $12.1 million for the year ended December 31, 2014 to $21.5 million for the year ended December 31, 2015. This increase was primarily attributable to a $8.6 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $0.7 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. Also contributing to the year-over-year increase was a $0.9 million increase in facilities and other overhead costs, a $0.7 million decrease in the amount of research and development costs reclassified into cost of revenues, a $0.4 million increase in spending on software maintenance and information system expenses, a $0.4 million increase in recruiting expenses, and a $0.2 million increase in travel and entertainment costs. These increases were offset by $0.3 million of research and development salaries capitalized during 2015. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

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

General and Administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	(%)	2014	2013	$	(%)
General and administrative	$22,977	$16,991	$5,986	35.2%	$16,991	$11,742	$5,249	44.7%
Percentage of revenues	21.1%	21.5%			21.5%	20.6%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. General and administrative expenses increased by $6.0 million, or 35.2%, from $17.0 million for the year ended December 31, 2014 to $23.0 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to a $4.0 million increase in personnel costs to support the growth of our business. The increase in personnel costs includes a $0.8 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. The remaining increase was attributable to a $1.0 million increase in professional services due to our increased public-company compliance requirements, a $0.4 million increase in facilities and other overhead costs, a $0.2 million increase in corporate insurance expense due to our IPO in March 2014, a $0.2 million increase in information technology and other corporate expenses associated with our continued efforts to enhance and improve our infrastructure, and a $0.2 million increase in recruiting expenses. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as a result of our being a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

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

Acquisition Related Costs

Year Ended December 31, 2015 Compared to each of the Years Ended December 31, 2014 and 2013. Acquisition related costs were $2.5 million for the year ended December 31, 2015, or 2.3% of revenue, compared to zero for each the years ended December 31, 2014 and 2013. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and include $2.1 million of compensation related to milestone provisions and retention bonuses for employees of Centrix and $0.4 million of legal and other expenses incurred related to the acquisitions.

Amortization of Acquired Intangibles

Year Ended December 31, 2015 Compared to each of the Years Ended December 31, 2014 and 2013. Amortization of acquired intangibles was $0.6 million for the year ended December 31, 2015, or 0.5% of revenue, compared to zero for each the years ended December 31, 2014 and 2013. The acquired intangible assets are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

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
Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO and follow-on offerings, borrowings under credit facilities and cash flows from operations.  At December 31, 2015, our principal sources of liquidity were cash, cash equivalents and investments of $110.6 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$5,399	$(5,286)	$(1,507)
Investing activities	(58,416)	(26,735)	(11,309)
Financing activities	52,087	81,325	22,380
Net increase (decrease) in cash and cash equivalents	$(930)	$49,304	$9,564

Cash Flows from Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the year ended December 31, 2015, our net cash and cash equivalents provided by operating activities were $5.4 million, which consisted of a net loss of $25.1 million, offset by cash inflows from changes in operating assets and liabilities of $10.7 million and non-cash adjustments of $19.8 million. Cash inflows were the result of a $14.0 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.4 million increase in accounts payable and accrued liabilities as a result of increased spending in support of our expanding customer base and related growth in our technical infrastructure, and a $3.5 million increase in deferred rents and other accrued liabilities primarily due to the payments on our building lease. Cash outflows are the result of a $8.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.3 million increase in accounts receivable due to the timing of billings at the end of the current year, and a $0.2 million increase in other assets. Non-cash items consisted primarily of $5.0 million of amortization of deferred implementation and deferred solution and other costs, $6.8 million of depreciation and amortization expense due to growth in our fixed asset base, and $7.4 million of stock-based compensation expense.

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

For the year ended December 31, 2013, our net cash and cash equivalents used by operating activities of $1.5 million primarily consisted of a net loss of $17.9 million, partially offset by $8.6 million of cash provided by changes in operating assets and liabilities and $8.0 million attributable to non-cash items. Increases in deferred revenues of $9.7 million, offset by a $3.3 million increase in accounts receivable, are the result of increases in customer prepayments and growth in the number of registered users and transactions processed on our solutions. Increases in deferred implementation costs and deferred solution and other costs of $3.2 million and $4.0 million, respectively, are due to an increase in the number of new customers for whom solutions were being implemented during the period. Net increases in accrued liabilities of $5.5 million are attributable to increased spending in support of our expanding customer base and related growth in our technical infrastructure. Non-cash items consisted primarily of $3.0 million of depreciation and amortization expense due to growth in our fixed asset base and data center and other technical infrastructure to support our customer growth, $2.8 million of amortization of deferred implementation and deferred solution and other costs and $1.6 million of stock-based compensation expense attributable to staffing increases and the related increase in option grants.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and data center and other technical infrastructure.

For the year ended December 31, 2015, net cash used in investing activities was $58.4 million, consisting primarily of $43.9 million for the purchase of investments, $27.5 million used for acquisitions, $7.1 million for the purchase of property and equipment, a $0.5 million increase in restricted cash for the deposit securing the lease for the expansion of our corporate headquarters, and $0.3 million in capitalized software development costs. These outflows were partially offset by $20.9 million received from the maturities of investments.

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

For the year ended December 31, 2015, net cash provided by financing activities was $52.1 million, consisting primarily of proceeds from the completion of our follow-on offerings, which were completed on March 4, 2015 and September 30, 2015. We received $52.6 million in net proceeds from our follow-on offerings after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, we received $4.2 million from the exercise of stock options, which was partially offset by $4.2 million of payments on financing obligations and $0.4 million of payments on capital lease obligations.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding Credit Facility, non-cancelable capital and operating leases related to our facilities and equipment and minimum purchase commitments for third-party products, co-location fees and other product costs. We are party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below. Acquisition hold back is related to the acquisition of Social Money. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

The following table summarizes our contractual obligations and commitments at December 31, 2015 (in thousands):

	Payment due by period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$—	$18	$—	$—	$18
Operating lease obligations	3,842	9,787	9,957	27,999	51,585
Capital lease obligations	161	—	—	—	161
Purchase commitments	11,214	11,579	8,608	—	31,401
Acquisition hold back	—	2,500	—	—	2,500
Total	$15,217	$23,884	$18,565	$27,999	$85,665

In April 2013, we entered into a secured credit facility with Wells Fargo which provides a line of credit up to $25.0 million and is described in Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The amount that can be borrowed under the line of credit is limited to the lesser of $25.0 million or 75% of our trailing twelve-month recurring revenues. Access to total borrowings available under the line of credit is restricted based on covenants related to our minimum liquidity, trailing twelve-months recurring revenues and adjusted EBITDA. Amounts borrowed under the line of credit accrue interest, on our election, at either (i) the per annum rate equal to the LIBOR rate plus an applicable margin, or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one month LIBOR plus one percentage point, or the lending financial institution's prime rate. We pay a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal installments over the first three years of the credit facility. The Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. As of December 31, 2015, we had no borrowings outstanding, only a secured letter of credit of $3.0 million against the line, leaving an available balance of $22.0 million. The line of credit is collateralized by substantially all of our assets and requires that we maintain certain financial covenants as defined in the Credit Facility, as amended. As of December 31, 2015, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The ASU will be effective for us beginning in the first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating how the adoption of this standard will impact our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), to update ASU 2015-03 and apply accounting guidance to Line-of-Credit arrangements. ASU 2015-03 and ASU 2015-15 will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We have determined that the adoption of ASU 2015-03 and ASU 2015-15 will not have a significant impact on our consolidated financial statements for the period.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have determined that the adoption of ASU 2015-05 will not have a significant impact on our consolidated financial statements for the period.

In September 2015, the FASB issued FASB Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-07. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the effect that the adoption of ASU 2015-16 will have on our financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  We are required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. We have early adopted this guidance retrospectively on December 31, 2015. The adoption resulted in the reclassification of $0.5 million from accrued expenses to other long-term liabilities on our consolidated financial statements and related disclosures at December 31, 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the years ended December 31, 2015, 2014 and 2013, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-33 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

Date:	Q2 HOLDINGS, INC.
February 12, 2016	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2016
Matthew P. Flake
/s/ JENNIFER N. HARRIS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2016
Jennifer N. Harris
/s/ R. H. "HANK" SEALE, III	Executive Chairman of the Board of Directors	February 12, 2016
R.H. "Hank" Seale, III
/s/ MICHAEL M. BROWN	Director	February 12, 2016
Michael M. Brown
/s/ JEFFREY T. DIEHL	Director	February 12, 2016
Jeffrey T. Diehl
/s/ CHARLES T. DOYLE	Director	February 12, 2016
Charles T. Doyle
/s/ MICHAEL J. MAPLES, SR.	Director	February 12, 2016
Michael J. Maples, Sr.
/s/ JAMES R. OFFERDAHL	Director	February 12, 2016
James R. Offerdahl
/s/ CARL JAMES SCHAPER	Director	February 12, 2016
Carl James Schaper

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Q2 Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q2 Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company retroactively changed its classification for all deferred tax assets and liabilities to be non-current effective December 31, 2015.
/s/ Ernst & Young LLP
Austin, Texas
February 12, 2016

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$67,049	$67,979
Restricted cash	2,123	829
Investments	43,571	20,956
Accounts receivable, net	9,009	5,007
Prepaid expenses and other current assets	3,058	2,695
Deferred solution and other costs, current portion	5,968	5,060
Deferred implementation costs, current portion	2,440	1,996
Total current assets	133,218	104,522
Property and equipment, net	24,440	18,521
Deferred solution and other costs, net of current portion	10,146	7,159
Deferred implementation costs, net of current portion	6,045	5,378
Intangible assets, net	17,192	—
Goodwill	12,876	—
Other long-term assets	551	1,226
Total assets	$204,468	$136,806
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,450	$1,986
Accrued liabilities	11,319	8,785
Accrued compensation	7,712	3,936
Deferred revenues, current portion	23,051	17,289
Capital lease obligations, current portion	161	408
Total current liabilities	45,693	32,404
Deferred revenues, net of current portion	29,188	19,436
Capital lease obligations, net of current portion	—	167
Deferred rent, net of current portion	7,359	4,694
Other long-term liabilities	4,254	1,165
Total liabilities	86,494	57,866
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 38,891 shares issued, and 38,889 shares outstanding as of December 31, 2015, and 34,697 shares issued, and 34,696 shares outstanding as of December 31, 2014	4	3
Treasury stock at cost; 2 and 1 shares at December 31, 2015 and 2014, respectively	(41)	(20)
Additional paid-in capital	207,541	143,337
Accumulated other comprehensive loss	(101)	(14)
Accumulated deficit	(89,429)	(64,366)
Total stockholders' equity	117,974	78,940
Total liabilities and stockholders' equity	$204,468	$136,806

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$108,867	$79,129	$56,872
Cost of revenues(1)	59,128	46,054	36,261
Gross profit	49,739	33,075	20,611
Operating expenses:
Sales and marketing(1)	26,999	23,069	16,726
Research and development(1)	21,534	12,086	9,029
General and administrative(1)	22,977	16,991	11,742
Acquisition related costs	2,493	—	—
Amortization of acquired intangibles	576	—	—
Unoccupied lease charges	—	—	236
Total operating expenses	74,579	52,146	37,733
Loss from operations	(24,840)	(19,071)	(17,122)
Other income (expense):
Interest and other income	280	65	6
Interest and other expense	(283)	(557)	(505)
Total other expense, net	(3)	(492)	(499)
Loss before income taxes	(24,843)	(19,563)	(17,621)
Provision for income taxes	(220)	(71)	(55)
Loss from continuing operations	(25,063)	(19,634)	(17,676)
Loss from discontinued operations, net of tax	—	—	(199)
Net loss	$(25,063)	$(19,634)	$(17,875)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(87)	(14)	—
Comprehensive loss	$(25,150)	$(19,648)	$(17,875)

Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.67)	$(0.67)	$(1.49)
Loss from discontinued operations per common share, basic and diluted	$—	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.67)	$(0.67)	$(1.51)
Weighted average common shares outstanding:
Basic and diluted	37,275	29,257	11,866
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$1,134	$623	$264
Sales and marketing	1,570	774	274
Research and development	1,186	527	257
General and administrative	3,472	2,646	810
Total stock-based compensation expenses	$7,362	$4,570	$1,605

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Junior Convertible Preferred Stock		Common Stock
					Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	1,251	$1,740	11,379	$1	$—	$6,135	$—	$(26,857)	$(18,981)
Stock-based compensation	—	—	—	—	—	1,605	—	—	1,605
Reclass to redeemable common stock	—	—	(3,829)	—	—	(1,327)	—	—	(1,327)
Exercise of stock options	—	—	738	—	—	435	—	—	435
Distribution associated with spin-off	—	—	—	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	—	—	—	(17,875)	(17,875)
Balance at December 31, 2013	1,251	$1,740	8,288	$1	$—	$6,675	$—	$(44,732)	$(36,316)
Stock-based compensation	—	—	—	—	—	4,570	—	—	4,570
Conversion of Series A, B, C Preferred Stock, Redeemable Common Stock, and Junior Preferred Stock into Common Stock on initial public offering	(1,251)	(1,740)	17,412	1	—	43,790	—	—	42,051
Initial public offering, net of issuance costs	—	—	7,414	1	—	86,285	—		86,286
Exercise of stock options	—	—	1,583	—	—	2,017	—	—	2,017
Shares acquired to settle the exercise of stock options	—	—	(1)	—	(20)	—	—	—	(20)
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	(19,634)	(19,634)
Balance at December 31, 2014	—	$—	34,696	$3	$(20)	$143,337	$(14)	$(64,366)	$78,940
Stock-based compensation	—	—	—	—	—	7,362	—	—	7,362
Follow-on offerings, net of issuance costs	—	—	2,611	1	—	52,565	—	—	52,566
Shares acquired to settle the exercise of stock options	—	—	(1)	—	(21)	—	—	—	(21)
Exercise of stock options	—	—	1,578	—	—	4,277	—	—	4,277
Shares issued for the vesting of restricted stock awards	—	—	7	—	—	—	—	—	—
Other comprehensive loss	—	—	—		—	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(25,063)	(25,063)
Balance at December 31, 2015	—	$—	38,891	$4	$(41)	$207,541	$(101)	$(89,429)	$117,974
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(25,063)	$(19,634)	$(17,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	5,007	4,435	2,837
Depreciation and amortization	6,847	4,083	2,971
Amortization of debt issuance costs	96	96	68
Amortization of premiums on investments	319	17	—
Stock-based compensation expenses	7,362	4,570	1,605
Loss from discontinued operations	—	—	199
Deferred income taxes	85	—	—
Allowance for sales credits	38	65	57
Loss on disposal of long-lived assets	—	—	18
Unoccupied lease charges	—	—	236
Changes in operating assets and liabilities:
Accounts receivable, net	(3,322)	3,991	(3,267)
Prepaid expenses and other current assets	(150)	(628)	(414)
Deferred solution and other costs	(4,659)	(5,329)	(4,011)
Deferred implementation costs	(4,118)	(3,842)	(3,155)
Other long-term assets	(1)	(244)	(1,539)
Accounts payable	1,343	(842)	1,326
Accrued liabilities	4,056	(1,398)	5,523
Deferred revenue	14,021	9,224	9,706
Deferred rent and other long-term liabilities	3,538	150	4,444
Net cash provided by (used in) continuing operations	5,399	(5,286)	(1,271)
Net cash used in discontinued operating activities	—	—	(236)
Net cash provided by (used in) operating activities	5,399	(5,286)	(1,507)
Cash flows from investing activities:
Purchases of investments	(43,928)	(23,216)	—
Maturities of investments	20,908	2,230	—
Purchases of property and equipment	(7,128)	(5,036)	(11,138)
Business combinations, net of cash acquired	(27,469)	—	—
Purchase of intangible assets	—	—	(125)
Capitalized software development costs	(313)	—	—
Increase in restricted cash	(486)	(713)	—
Cash included in distribution of spin-off	—	—	(46)
Net cash used in investing activities	(58,416)	(26,735)	(11,309)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	18,995
Proceeds from borrowings on line of credit	—	12,500	6,350
Payments on line of credit	—	(18,710)	(2,682)
Payments on financing obligations	(4,241)	—	—
Payments on capital lease obligations	(418)	(748)	(718)
Proceeds from the issuance of common stock, net of issuance costs	52,575	86,286	—
Proceeds from exercise of stock options to purchase common stock	4,192	2,017	435
Shares acquired to settle the exercise of stock options	(21)	(20)	—
Net cash provided by financing activities	52,087	81,325	22,380
Net increase (decrease) in cash and cash equivalents	(930)	49,304	9,564
Cash and cash equivalents, beginning of period	67,979	18,675	9,111
Cash and cash equivalents, end of period	$67,049	$67,979	$18,675
Supplemental disclosures of cash flow information:
Cash paid for taxes	$60	$55	$164
Cash paid for interest	$212	$419	$377
Supplemental disclosure of non-cash investing activities:
Acquisition consideration payable to seller - working capital adjustment	$95	$—	$—
Acquisition consideration payable to seller - hold back	$2,500	$—	$—
Equipment acquired under capital lease	$—	$—	$975
Data center assets acquired under financing arrangements	$4,087	$5,209	$—

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

The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. On March 1, 2013 the Company reorganized its business operations in conjunction with the private placement of its Series C redeemable convertible preferred stock. Prior to the reorganization, the Company owned 100% of the outstanding capital stock of cbanc Network Inc., or cbanc. Pursuant to the reorganization, the Company distributed all shares of cbanc to its stockholders in a spin-off, and the Company was renamed Q2 Holdings, Inc.

On July 31, 2015, Q2 Software, Inc. completed its acquisition of Centrix Solutions, Inc., a Nebraska S-corporation, or Centrix, pursuant to a Stock Purchase Agreement with Centrix, each of the shareholders of Centrix, and a sellers' agent, in accordance with which Q2 Software, Inc. agreed to purchase all of the issued and outstanding capital stock of Centrix. On November 30, 2015, Q2 Software, Inc. completed its acquisition of Smarty Pig, LLC, an Iowa limited liability company, doing business as Social Money, or Social Money, pursuant to a Unit Purchase Agreement with Social Money, each of the unit holders of Social Money, and a sellers' agent, in accordance with which Q2 Software, Inc. agreed to purchase all of the outstanding limited liability company interests of Social Money.

The Company's headquarters are located in Austin, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms "we," "us," "our," or the "Company" refer to Q2 Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The presentation of the of consolidated balance sheet for the year ended December 31, 2014 has been modified as a result of the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, as more fully described under Recent Accounting Pronouncements below.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, stock-based compensation, the carrying value of goodwill, the fair value of acquired intangibles, the useful lives of property and equipment and long-lived intangible assets, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

Restricted Cash

Restricted cash consists of a deposit held in a checking account for leased office space and amounts collected by us on behalf of our Social Money customers which has not yet been remitted. Monies collected on behalf of customers are segregated and used exclusively for remittance to such customers. This usage restriction is internally imposed and reflects our intention with regard to such deposits.

Investments

Investments consist primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds. All investments are considered available for sale and are carried at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2015, 2014 and 2013. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2015 or 2014.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of December 31, 2015 and 2014 were unbilled receivables of $3.4 million and $2.3 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2015 and 2014, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table shows the Company's allowance for sales credits as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2013	$51	$290	$(233)	$108
Year Ended December 31, 2014	108	399	(334)	173
Year Ended December 31, 2015	$173	$513	$(474)	$212

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Purchase Price Allocation, Intangible Assets, and Goodwill

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with the Company's acquisition of Centrix in July 2015 and Social Money in November 2015, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. See Note 3, Business Combinations, for discussion regarding the purchase price allocation.

Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. Impairment evaluations involve the Company's assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the Company concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant judgment is required in the forecasts of future operating results that are used in these evaluations. If actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $1.3 million, $0.8 million and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel as well as reclassification of certain research and development expenses related to research and development personnel who perform services related to implementation and customer support. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

The amount of research and development expenses allocated to cost of revenues was $0.8 million, $1.4 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $4.1 million, $3.8 million and $3.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life, generally three years, and these costs will be recognized in cost of revenues. As of December 31, 2015 and 2014, the Company capitalized $0.3 million and zero in software development costs.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to the Company's limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2015, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for each of the years ended December 31, 2015, 2014 and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2015	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(25,063)	$(19,634)	$(17,676)
Loss from discontinued operations attributable to common stockholders	—	—	(199)
Net loss attributable to common stockholders	$(25,063)	$(19,634)	$(17,875)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,275	29,257	11,866

Loss from continuing operations per share, basic and diluted	$(0.67)	$(0.67)	$(1.49)
Loss from discontinued operations per share, basic and diluted	$—	$—	$(0.02)
Net loss per common share, basic and diluted	$(0.67)	$(0.67)	$(1.51)
Due to net losses for each of the years ended December 31, 2015, 2014 and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock:
Series A preferred stock	—	—	7,908
Series B preferred stock	—	—	1,818
Series C preferred stock	—	—	2,184
Junior preferred stock	—	—	1,251
Stock options and restricted stock units	5,760	6,139	5,422
Total anti-dilutive common share equivalents	5,760	6,139	18,583
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The ASU will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption.The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 will require that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), or ASU 2015-15, to update ASU 2015-03 and apply accounting guidance to Line-of-Credit arrangements. ASU 2015-03 and ASU 2015-15 will be effective for the Company beginning in its first quarter of 2016. Early

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

adoption is permitted. The Company has determined that the adoption of ASU 2015-03 and ASU 2015-15 will not have a significant impact on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has determined that the adoption of ASU 2015-05 will not have a significant impact on the Company's consolidated financial statements.

 In September 2015, the FASB issued FASB Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-07. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the effect that the adoption of ASU 2015-16 will have on the Company's consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  The Company is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company early adopted this guidance retrospectively on December 31, 2015. The adoption resulted in the reclassification of $0.5 million from accrued expenses to other long-term liabilities on our consolidated financial statements and related disclosures as of December 31, 2014.

3. Business Combinations

Social Money

On November 30, 2015, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding ownership interests of Social Money, a privately owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in its direct digital strategies. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.

Social Money was acquired for approximately $10.7 million in cash from existing balances, including a customary post-closing working capital adjustment of $0.1 million, and a hold-back of $2.5 million payable 18 months after closing date. At closing, the Company held back $2.5 million of the initial consideration, or hold-back amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the hold-back amount shall be paid to the former unit holders of Social Money at the end of the 18 month period unless there are any unresolved claims remaining at that time. Former key employees of Social Money also have the right to receive in the aggregate up to an additional $0.3 million based upon continued employment. Payouts under these agreements are contingent upon the future employment of these key employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized less than $0.1 million under these agreements in

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

compensation expense included in acquisition related costs in the consolidated statement of comprehensive loss for the year ended December 31, 2015.

The Company recorded the purchase of Social Money using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Social Money's operations are included in the Company's consolidated results of operations beginning with the date of acquisition. Proforma results of operations related to this acquisition have not been presented since Social Money's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

Due to the timing of the acquisition during the fourth quarter, the Company is still finalizing the valuations assigned to certain intangible assets. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

Assets acquired:
Cash	$204
Restricted cash	1,238
Accounts receivable	123
Other prepaid assets	86
Property and equipment, net	87
Intangible assets	6,424
Goodwill	4,090
Total assets acquired	12,252
Liabilities assumed:
Accounts payable	62
Accrued liabilities and accrued compensation	257
Customer deposit liability	1,238
Total liabilities assumed	1,557
Fair value of assets acquired and liabilities assumed	$10,695

The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company's integrated solutions including an increasing customer base, the expanded service capabilities that are expected to become available from planned investments in the acquired products, and the value of the assembled work force in accordance with generally accepted accounting principles.

The fair value of the intangible assets was based on the income approach, discounted cash flow method and relief from royalty method, as appropriate. Intangible assets are amortized on a straight-line basis over their estimated useful lives. For the non-compete agreements, the estimated useful life is based upon the term of each individual agreement with certain key employees of Social Money. The acquisition is expected to be treated as a taxable asset acquisition for tax purposes, resulting in amortizable tax basis in acquired intangibles, including $4.1 million of tax basis goodwill.

Acquisition related costs of approximately $0.2 million for the year ended December 31, 2015 have been included in a separate line item in the operating expenses section of the consolidated statements of comprehensive loss.

Centrix

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Centrix was acquired for approximately $21.0 million in cash from existing balances, including a customary post-closing working capital adjustment of $1.0 million which was paid in the fourth quarter of 2015. At closing, the Company deposited into an escrow account $2.0 million of the initial consideration, or escrow amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 24 months following the acquisition date. To the extent not utilized, the escrow amount shall be paid to the former shareholders of Centrix at the end of the 24 month period unless there are any unresolved claims remaining at that time. The former shareholders of Centrix also have the right to receive in the aggregate up to an additional $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $2.1 million under these agreements in compensation expense included in acquisition related costs in the consolidated statement of comprehensive loss for the year ended December 31, 2015. Of the $2.1 million, the Company has accrued $0.4 million in accrued compensation and $1.7 million in other long-term liabilities.

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

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

Assets acquired:
Cash	$1,417
Accounts receivable	579
Other prepaid assets	42
Deferred solution and other costs	106
Property and equipment, net	156
Intangible assets	11,690
Goodwill	8,786
Total assets acquired	22,776
Liabilities assumed:
Accounts payable	46
Accrued liabilities and accrued compensation	267
Deferred revenue	1,483
Total liabilities assumed	1,796
Fair value of assets acquired and liabilities assumed	$20,980

The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company's integrated solutions, the expanded service capabilities that are expected to become available from planned investments in the acquired products, and the value of the assembled work force in accordance with generally accepted accounting principles.

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

Acquisition related costs of approximately $0.2 million for the year ended December 31, 2015 have been included in a separate line item in the operating expenses section of the consolidated statements of comprehensive loss.

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2015:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6,860	$6,860	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$13,006	$—	$13,006	$—
Corporate bonds and commercial paper	17,845	—	17,845	—
Certificates of deposit	12,720	—	12,720	—
	$43,571	$—	$43,571	$—

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

5. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of December 31, 2015 and 2014 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposits and money market funds.

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

As of December 31, 2015 and 2014, the Company's cash was $60.2 million and $48.7 million, respectively.

A summary of the cash equivalents and investments as of December 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$6,860	$—	$—	$6,860

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$13,044	$—	$(38)	$13,006
Corporate bonds and commercial paper	17,908	—	(63)	17,845
Certificates of deposit	12,720	—	—	12,720
	$43,672	$—	$(101)	$43,571

A summary of the cash equivalents and investments as of December 31, 2014 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,865	$—	$—	$17,865
Certificates of deposit	1,456	—	—	1,456
	$19,321	$—	$—	$19,321

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$7,508	$—	$(6)	$7,502
Corporate bonds and commercial paper	6,200	—	(8)	6,192
Certificates of deposit	7,262	—	—	7,262
	$20,970	$—	$(14)	$20,956

The Company may sell its investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2015	2014
Due within one year or less	$22,737	$9,095
Due after one year through five years	20,834	11,861
Total	$43,571	$20,956

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of December 31, 2015.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2015:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,044	$(38)	$13,006
Corporate bonds and commercial paper	16,907	(63)	16,844
Total	$29,951	$(101)	$29,850

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2014:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$7,508	$(6)	$7,502
Corporate bonds and commercial paper	6,200	(8)	6,192
Total	$13,708	$(14)	$13,694

6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2015	2014
Deferred solution costs	$4,039	$3,585
Deferred commissions	1,929	1,475
Deferred solution and other costs, current portion	$5,968	$5,060
Deferred solution costs	$3,325	$1,684
Deferred commissions	6,821	5,475
Deferred solution and other costs, net of current portion	$10,146	$7,159

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2015	2014
Computer hardware and equipment	$19,515	$13,370
Purchased software and licenses	6,994	5,759
Furniture and fixtures	4,211	3,116
Leasehold improvements	7,390	4,064
	38,110	26,309
Accumulated depreciation	(13,670)	(7,788)
Property and equipment	$24,440	$18,521
Depreciation expense, including amortization of assets held under capital leases, was $5.5 million, $4.0 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Property and equipment included $3.1 million and $3.2 million for assets acquired under capital leases as of December 31, 2015 and 2014, respectively.

8. Goodwill and Intangible Assets

The carrying amounts of goodwill for 2015 and 2014 are as follows:

Amount
Balance as of December 31, 2014	$—
Acquisitions	12,876
Balance as of December 31, 2015	$12,876

The excess purchase price over the fair value of assets acquired is recorded as goodwill. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2015. No impairment of goodwill was identified during 2015. Goodwill is deductible for tax purposes in certain jurisdictions.

Intangible assets at December 31, 2015 and 2014 are as follows:

			As of December 31, 2014			As of December 31, 2015
	Estimated Useful Life	Weighted Average Useful Life	Beginning Balance	Additions	Accumulated Amortization	Ending Balance
Customer relationships	4 - 6 years	5.5	$—	$3,130	$(204)	$2,926
Non-compete agreements	2 - 5 years	4.6	—	884	(73)	811
Trademarks	2 - 3 years	2.8	—	2,180	(299)	1,881
Acquired technology	3 - 5 years	3.9	—	11,920	(659)	11,261
Capitalized software development costs	3 years	—	—	313	$—	$313
Total		4.1	$—	$18,427	$(1,235)	$17,192

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The Company recorded intangible assets from the acquisitions in 2015, discussed in Note 3, Business Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the consolidated statement of comprehensive loss was $0.7 million and zero for each of the years ended December 31, 2015 and 2014, respectively, and amortization expense included in operating expenses in the consolidated statement of comprehensive loss was $0.6 million and zero for each of the years ended December 31, 2015 and 2014, respectively.

Software development costs capitalized as of December 31, 2015 were $0.3 million and zero in each of the years ended December 31, 2014 and 2013, respectively. As products have not reached general release in accordance with ASC 985-20, the Company has not commenced amortization of these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life, generally three years, and these costs will be recognized in cost of revenues.

The estimated future amortization expense related to intangible assets as of December 31, 2015 was as follows:

Amortization
Year Ended December 31,
2016	$4,693
2017	4,752
2018	4,258
2019	1,960
2020	1,252
Thereafter	277
Total amortization	$17,192

9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2015	2014
Accrued data center equipment purchases	$4,158	$3,228
Accrued data center software purchases	773	1,483
Accrued transaction processing fees	1,572	1,537
Accrued professional services	1,325	730
Customer deposit liability	808	—
Other	2,683	1,807
Total accrued liabilities	$11,319	$8,785
10. Debt

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
As of December 31, 2015, the Company had no borrowings and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million, and the interest rate applicable to the Credit Facility was 3.4%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of December 31, 2015.
11. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67,000 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five year term, and pursuant to the second of which the Company leases approximately 129,000 square feet (55,000 square feet currently occupied, with rent commencing on the additional 74,000 square feet in May 2016) of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; and, Asheville, North Carolina. We believe our current facilities will be adequate for our needs for the foreseeable future. Rent expense under operating leases was $1.8 million, $1.0 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2013, the Company moved to its current headquarters. As a result, the Company vacated its former leased headquarters and recorded an unoccupied lease charge of $0.2 million for the remaining contractual lease payments less contracted sublease income.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2015 were as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2016	$161	$3,842
2017	—	4,874
2018	—	4,913
2019	—	4,974
2020	—	4,983
Thereafter	—	27,999
Total minimum lease payments	161	$51,585
Less: imputed interest	—
Less: current portion	(161)
Capital lease obligations, net of current portion	$—
Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees, other product costs, and data center hardware and software purchases. The Company is party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2016	$11,214
2017	5,964
2018	5,615
2019	4,604
2020	4,004
Thereafter	—
Total commitments	$31,401
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

12. Stockholders' Equity
Initial Public Offering

On March 25, 2014, the Company completed its IPO of 7,761 shares of common stock at $13.00 per share. The total shares sold in the IPO included 1,511 shares sold by selling stockholders. After deducting the payment of underwriters' discounts and commissions and offering costs, the net proceeds to the Company from the sale of shares in the offering were approximately $72.6 million. On April 2, 2014, pursuant to the terms of the Company's IPO, the underwriters exercised their option to purchase an additional 1,164 shares to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering costs, the Company received net proceeds from the sale of shares totaling approximately $13.7 million.

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
A total of 1,850 shares of the Company's common stock was initially authorized and reserved for issuance under the 2014 Plan. This reserve will automatically increase on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. This reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan that expire or terminate without having been exercised in full. Pursuant to the terms of the 2014 Plan, 107 shares available for future issuance under the 2007 Plan were transferred to the 2014 Plan, providing a total of 1,957 shares of common stock allocated for issuance under the 2014 Plan. On January 1, 2015, 1,561 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan, and 110 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised under the previously terminated 2007 Plan, resulting in a total of 3,628 shares available for issuance under the 2014 Plan. As of December 31, 2015, options to purchase a total of 1,160 shares of common stock have been granted under the 2014 Plan in the form of stock options, 735 shares have been reserved for the future vesting of restricted stock awards granted, 19 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised, 12 shares have been returned to the 2014 Plan as a result of termination of restricted stock awards that terminated prior to the vesting of the awards, and 1,764 shares of common stock remain available for future issuance under the 2014 Plan.
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
Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5 - 1.6%	1.2 - 1.8%	0.7 - 2.2%
Expected life (in years)	4.3 - 4.8	3.8 - 6.1	4.8 - 6.9
Expected volatility	45.7 - 46.9%	45.1 - 46.8%	46.4 - 49.4%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$9.38	$5.63	$3.15

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2013	5,732	$1.94
Granted	834	7.69
Exercised	(738)	0.59
Forfeited	(406)	5.31
Balance as of December 31, 2013	5,422	2.76
Granted	2,331	10.10
Exercised	(1,583)	1.27
Forfeited	(59)	7.56
Balance as of December 31, 2014	6,111	5.90
Granted	582	23.12
Exercised	(1,578)	2.71
Forfeited	(71)	8.95
Balance as of December 31, 2015	5,044	$8.84

The summary of stock options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.84	639	$0.47	2.8	639	$0.47	2.8
$1.74 - $3.10	637	2.79	5.4	637	2.79	5.4
$4.00 - $7.82	995	6.98	4.7	591	6.66	4.7
$8.35	1,650	8.35	5.1	104	8.35	4.9
$13.00 - $19.44	541	15.40	5.6	155	14.97	5.5
$20.19 - $29.38	582	23.12	6.3	6	24.89	6.4
	5,044	$8.84	5.0	2,132	$4.39	4.4

Restricted Stock Units
The Company’s restricted stock units vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2014	—	$—
Granted	28	19.44
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2014	28	19.44
Granted	707	26.39
Vested	(7)	19.44
Forfeited	(12)	26.14
Nonvested as of December 31, 2015	716	$26.19
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2015, 2014 and 2013 was $32.7 million, $17.3 million and $4.8 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $2.2 million, and $1.2 million, respectively.
As of December 31, 2015, the aggregate intrinsic value of options outstanding was $88.9 million, the total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $12.6 million, which the Company expects to recognize over the next 2.6 years, and total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to restricted stock units was $16.9 million, which the Company expects to recognize over the next 3.6 years.
14. Provision for Income Taxes
The components of the Company's provision for income taxes from continuing operations were as follows:

	Year Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$—	$—	$—
State	135	67	52
Total current taxes	$135	$67	$52
Deferred taxes:
Federal	$—	$—	$—
State	85	4	3
Total deferred taxes	85	4	3
Provision for income taxes	$220	$71	$55
As of December 31, 2015 and 2014, the Company had federal net operating loss carryforwards of approximately $94.5 million and $69.9 million, state tax credits of approximately $0.2 million and $0.2 million, and federal alternative minimum tax credits of $0.1 million and $0.1 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2026, if not utilized, and the alternative minimum tax credits have an indefinite carryover period. The net operating loss carryover as of December 31, 2015 includes approximately $26.4 million related to excess stock option compensation deductions, the tax benefit of which will be credited to equity when utilized.
Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

	December 31,
	2015	2014
Deferred tax assets:
NOL and credit carryforwards	$24,180	$21,328
Deferred revenue	5,765	2,657
Accrued expenses and other	6,326	3,386
Stock-based compensation	2,743	1,107
Total deferred tax assets	39,014	28,478
Deferred tax liabilities:
Deferred expenses	(6,335)	(5,128)
Depreciation and amortization	(3,297)	(2,972)
Total deferred tax liabilities	(9,632)	(8,100)
Deferred tax assets less tax liabilities	29,382	20,378
Less: valuation allowance	(29,355)	(20,266)
Net deferred tax asset	$27	$112
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2015, the valuation allowance increased by approximately $9.1 million due to continuing operations.
The Company's provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, 2015 and 2014 primarily as a result of the following:

	Year Ended December 31,
	2015	2014	2013
Income tax at U.S. statutory rate	34.0%	34.0%	34.0%
Effect of:
Increase in deferred tax valuation allowance	(34.5)	(32.9)	(32.7)
State taxes, net of federal benefit	1.6	1.5	1.4
Other permanent items	(2.0)	(3.0)	(3.0)
Income tax provision effective rate	(0.9)%	(0.4)%	(0.3)%
The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2012. Operating losses generated in years prior to 2012 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2012 through 2015 remain open to examination by all major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The Company did not have any uncertain tax positions as of December 31, 2015, 2014 and 2013. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any interest or penalties.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) profit-sharing plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 90% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion. As of December 31, 2015, the Company had not made any discretionary contributions.
Centrix had a 401(k) plan, or the Centrix 401(k) Plan, covering substantially all employees. Under the Centrix 401(k) Plan, employees could elect to contribute up to $18,000 of their eligible compensation to the Centrix 401(k) Plan, subject to certain limitations. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion. For the year ended December 31, 2015 Centrix made contributions of approximately $0.1 million to the Centrix 401(k) Plan. Centrix employees who participated in the Centrix 401(k) Plan remained enrolled subsequent to the acquisition and through January 2016, when the Centrix 401(k) Plan was merged into the 401(k) Plan.

16. Discontinued Operations
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
17. Segments and Geographic Information
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
18. Related Parties
For the years ended December 31, 2015, 2014 and 2013, the Company recorded revenues from a related-party customer of $0.4 million, $0.4 million and $0.3 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

19. Selected Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the years ended 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$16,834	$19,158	$20,989	$22,148	$24,157	$26,284	$28,018	$30,408
Cost of revenues	10,212	10,830	12,143	12,869	13,272	14,138	15,135	16,583
Gross profit	6,622	8,328	8,846	9,279	10,885	12,146	12,883	13,825
Operating expenses:
Sales and marketing	5,509	6,032	5,642	5,886	6,194	6,987	6,660	7,158
Research and development	2,736	2,787	3,155	3,408	4,151	4,797	5,979	6,607
General and administrative	3,718	4,058	4,574	4,641	5,125	5,344	5,961	6,547
Acquisition related costs	—	—	—	—	—	—	1,006	1,487
Amortization of acquired intangibles	—	—	—	—	—	—	227	349
Total operating expenses	11,963	12,877	13,371	13,935	15,470	17,128	19,833	22,148
Loss from operations	(5,341)	(4,549)	(4,525)	(4,656)	(4,585)	(4,982)	(6,950)	(8,323)
Total other income (expense), net	(207)	(119)	(82)	(84)	(28)	12	13	—
Loss before income taxes	(5,548)	(4,668)	(4,607)	(4,740)	(4,613)	(4,970)	(6,937)	(8,323)
Provision for income taxes	(18)	(15)	(18)	(20)	(32)	(12)	(79)	(97)
Net loss	$(5,566)	$(4,683)	$(4,625)	$(4,760)	$(4,645)	$(4,982)	$(7,016)	$(8,420)

20. Subsequent Events

On February 8, 2016, the Company entered into an office lease agreement, or the Lease, with G&I VII Barton Creek, LP, a Delaware Limited partnership, to lease approximately 21,000 rentable square feet in Austin, Texas. The lease commences upon the earlier of the date at which the Company conducts business in the Premises, or May 1, 2016. The term of the Lease runs 84 months, with a five year renewal option, and the rent obligations under the Lease begin with rents of $43 per month, which escalate over the course of the Lease to $52 per month in the final months of the Lease term.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Q2 Acquisition Corporation, Q2 Software, Inc., and RHS Investments, L.P.	S-1	333- 193911	2/12/2014	2.1

2.2		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Cardinal Acquisition Corporation, Cardinal Software, Inc. and RHS Investments, Inc.	S-1	333- 193911	2/12/2014	2.2

2.3		Asset Purchase Agreement, dated June 11, 2010, by and between Cardinal Software Inc., ITS, Inc., and ITS Acquisition Sub, Inc.	S-1	333- 193911	2/12/2014	2.3

2.4		Separation and Distribution Agreement, dated March 1, 2013, by and between the Registrant, Q2 Software, Inc., CB Network Holdings, Inc. and CBANC Network, Incorporated	S-1	333- 193911	2/12/2014	2.4

2.5		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333- 193911	3/6/2014	3.2

3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333- 193911	3/6/2014	3.4

4.1		Third Amended and Restated Investors’ Rights Agreement, dated March 1, 2013	S-1	333- 193911	2/12/2014	4.1

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Credit Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.1

10.3.2		Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	8-K	001-36350	3/28/2014	10.1

10.3.3		Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	10-Q	001-36350	8/12/2014	10.1

10.3.4		Amendment Number Three to Credit Agreement, dated July 30, 2015, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	8-K	001-36350	7/31/2015	10.1

10.3.5		Guaranty and Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.2

10.3.6		Patent Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.3

10.4.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.4.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

10.4.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.4.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.4.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.4.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Anderson	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant’s 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.10

10.11		Master Service Agreement dated October 18, 2012, by and among the Registrant and ViaWest, Inc.	S-1	333- 193911	2/12/2014	10.11

10.12.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.12.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.13	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden					*

21.1		List of Subsidiaries of the Registrant					*

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1		Power of Attorney (see page 66 of this Annual Report on Form 10-K).					*

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