Form 10-Q
period 2016-03-31
Q2 Holdings, Inc.
filed 2016-05-10
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,227,023 shares of Common Stock, $0.0001 par value per share as of April 30, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,259	$67,049
Restricted cash	1,867	2,123
Investments	49,740	43,571
Accounts receivable, net	8,735	9,009
Prepaid expenses and other current assets	5,153	3,058
Deferred solution and other costs, current portion	5,200	5,968
Deferred implementation costs, current portion	2,485	2,440
Total current assets	128,439	133,218
Property and equipment, net	27,491	24,440
Deferred solution and other costs, net of current portion	10,973	10,146
Deferred implementation costs, net of current portion	6,606	6,045
Intangible assets, net	16,591	17,192
Goodwill	12,876	12,876
Other long-term assets	615	551
Total assets	$203,591	$204,468
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,872	$3,450
Accrued liabilities	10,152	11,319
Accrued compensation	8,063	7,712
Deferred revenues, current portion	25,497	23,051
Capital lease obligations, current portion	74	161
Total current liabilities	48,658	45,693
Deferred revenues, net of current portion	30,767	29,188
Deferred rent, net of current portion	9,684	7,359
Other long-term liabilities	2,710	4,254
Total liabilities	91,819	86,494
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 39,197 issued and 39,195 shares outstanding as of March 31, 2016 and 38,891 shares issued and 38,889 shares outstanding as of December 31, 2015	4	4
Treasury stock at cost; 2 shares at March 31, 2016 and December 31, 2015	(44)	(41)
Additional paid-in capital	210,905	207,541
Accumulated other comprehensive loss	(12)	(101)
Accumulated deficit	(99,081)	(89,429)
Total stockholders' equity	111,772	117,974
Total liabilities and stockholders' equity	$203,591	$204,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$33,759	$24,157
Cost of revenues(1)	17,814	13,272
Gross profit	15,945	10,885
Operating expenses:
Sales and marketing(1)	8,207	6,194
Research and development(1)	7,903	4,151
General and administrative(1)	7,421	5,125
Acquisition related costs	1,482	—
Amortization of acquired intangibles	368	—
Total operating expenses	25,381	15,470
Loss from operations	(9,436)	(4,585)
Other income (expense):
Interest and other income	83	44
Interest and other expense	(69)	(72)
Total other income (expense), net	14	(28)
Loss before income taxes	(9,422)	(4,613)
Provision for income taxes	(230)	(32)
Net loss	$(9,652)	$(4,645)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	89	9
Comprehensive loss	$(9,563)	$(4,636)
Net loss per common share, basic and diluted	$(0.25)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	39,024	35,633
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$406	$178
Sales and marketing	435	292
Research and development	632	162
General and administrative	1,132	690
Total stock-based compensation expenses	$2,605	$1,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,652)	$(4,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	1,636	1,127
Depreciation and amortization	2,927	1,203
Amortization of debt issuance costs	24	24
Amortization of premiums on investments	102	89
Stock-based compensation expenses	2,605	1,322
Deferred income taxes	70	—
Allowance for sales credits	24	15
Changes in operating assets and liabilities:
Accounts receivable, net	250	(2,232)
Prepaid expenses and other current assets	(2,067)	(585)
Deferred solution and other costs	(851)	(488)
Deferred implementation costs	(1,449)	(918)
Other long-term assets	(49)	41
Accounts payable	1,200	917
Accrued liabilities	942	(1,200)
Deferred revenues	4,026	2,876
Deferred rent and other long-term liabilities	449	(190)
Net cash provided by (used in) operating activities	187	(2,644)
Cash flows from investing activities:
Purchases of investments	(10,962)	(6,480)
Maturities of investments	4,779	1,830
Purchases of property and equipment	(3,590)	(436)
Business combinations, net of cash acquired	(95)	—
Capitalized software development costs	(563)	—
Purchases of other intangible assets	(75)	—
Net cash used in investing activities	(10,506)	(5,086)
Cash flows from financing activities:
Payments on financing obligations	(2,100)	—
Payments on capital lease obligations	(87)	(136)
Proceeds from the issuance of common stock, net of issuance costs	(8)	32,811
Proceeds from exercise of stock options to purchase common stock	727	1,253
Shares acquired to settle the exercise of stock options	(3)	(7)
Net cash (used in) provided by financing activities	(1,471)	33,921
Net (decrease) increase in cash and cash equivalents	(11,790)	26,191
Cash and cash equivalents, beginning of period	67,049	67,979
Cash and cash equivalents, end of period	$55,259	$94,170
Supplemental disclosures of cash flow information:
Cash paid for interest	$50	$23

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business

Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based virtual banking solutions. The Company enables regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services and more effectively engage with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its RCFI customers pay subscription fees for the use of the Company's solutions.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2016. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, stock-based compensation, the carrying value of goodwill, the fair value of acquired intangibles, the useful lives of property and equipment and long-lived intangible assets, accruals for compensation for certain employees and shareholders of recent acquisitions, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

Restricted Cash

Restricted cash consists of a deposit held in a checking account for leased office space and amounts collected by us on behalf of our Social Money customers which have not yet been remitted. Monies collected on behalf of customers are segregated and used exclusively for remittance to such customers. This usage restriction is internally imposed and reflects our intention with regard to such deposits.

Investments

Investments consist primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three month periods ended March 31, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2016 or December 31, 2015.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of March 31, 2016 and December 31, 2015 were unbilled receivables of $3.5 million and $3.4 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of March 31, 2016 and December 31, 2015, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million as of each of March 31, 2016 and December 31, 2015.

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

Deferred Solution and Other Costs

The Company capitalizes sales commissions and other third-party costs, such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the remaining term of the customer agreement. The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion.

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

Purchase Price Allocation, Intangible Assets, and Goodwill

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with the Company's acquisition of Centrix Solutions, Inc., or Centrix, in July 2015 and Smarty Pig, LLC, doing business as Social Money, or Social Money, in November 2015, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks and non-compete agreements.

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

Deferred Revenues

Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. The Company recognizes deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Deferred revenues that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in current liabilities as deferred revenues, current portion, and the remaining portion is recorded in long-term liabilities as deferred revenues, net of current portion.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The out-of-pocket expenses are reported in cost of revenues.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Term Licenses and Maintenance Revenues

A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance, which entitles the customer to technical support and upgrades and updates to the software made available on a when-and-if-available basis, are accounted for under Accounting Standards Codification, or ASC, 985-605, "Software Revenue Recognition." The Company does not have VSOE of fair value for the maintenance and professional services so the entire arrangement consideration is recognized monthly over the term of the software license when all of the other revenue recognition criteria have been met. Revenues from term licenses and maintenance agreements were not significant in the periods presented.

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.4 million and $0.9 million during the three months ended March 31, 2016 and 2015, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues. As of March 31, 2016, no amortization of capitalized software development costs has been recognized as none of the related individual products have reached general release. The Company capitalized software development costs in the amount of $0.6 million and zero during the three months ended March 31, 2016 and 2015, respectively.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2016, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended March 31,
	2016	2015
Numerators:
Net loss attributable to common stockholders	$(9,652)	$(4,645)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,024	35,633
Net loss per common share, basic and diluted	$(0.25)	$(0.13)

Due to net losses for each of the three months ended March 31, 2016 and 2015, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock units	6,099	5,927

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2015-14 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating how the adoption of this standard will impact its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-15, to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. The Company has adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)", or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

 In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments", or ASU 2015-16. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. The Company has adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating how the adoption of this standard will impact its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends ASC Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact its condensed consolidated financial statements.

3. Business Combinations

During 2015, the Company acquired all of the outstanding shares of Centrix, a privately owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in its direct digital strategies. As of March 31, 2016, the Company has not finalized its valuation of acquired identified intangibles and therefore its purchase price allocations remain preliminary.

The former shareholders of Centrix have the right to receive in the aggregate up to $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $1.2 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016, and the unpaid amounts due to the former shareholders are recorded in accrued compensation in the condensed consolidated balance sheets.

Former key employees of Social Money have the right to receive in the aggregate up to $0.3 million based upon continued employment. Payouts under these agreements are contingent upon the future employment of these key employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized $0.1 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016, and the unpaid amounts due to the former key employees are recorded in accrued compensation in the condensed consolidated balance sheets.

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2016:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$855	$855	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$19,087	$—	$19,087	$—
Corporate bonds and commercial paper	17,232	—	17,232	—
Certificates of deposit	13,421	—	13,421	—
	$49,740	$—	$49,740	$—

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2015:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6,860	$6,860	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$13,006	$—	$13,006	$—
Corporate bonds and commercial paper	17,845	—	17,845	—
Certificates of deposit	12,720	—	12,720	—
	$43,571	$—	$43,571	$—

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

5. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of March 31, 2016 and December 31, 2015 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.

The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the investments before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net, in the condensed consolidated statements of comprehensive loss.

As of March 31, 2016 and December 31, 2015, the Company's cash was $54.4 million and $60.2 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of March 31, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$855	$—	$—	$855

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$19,091	$—	$(4)	$19,087
Corporate bonds and commercial paper	17,240	—	(8)	17,232
Certificates of deposit	13,421	—	—	13,421
	$49,752	$—	$(12)	$49,740

A summary of the Company's cash equivalents and investments as of December 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$6,860	$—	$—	$6,860

Investments:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency bonds	$13,044	$—	$(38)	$13,006
Corporate bonds and commercial paper	17,908	—	(63)	17,845
Certificates of deposit	12,720	—	—	12,720
	$43,672	$—	$(101)	$43,571

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

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2016	December 31, 2015
Due within one year or less	$34,187	$22,737
Due after one year through five years	15,553	20,834
	$49,740	$43,571

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of March 31, 2016.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$18,091	$(4)	$18,087
Corporate bonds and commercial paper	17,240	(8)	17,232
	$35,331	$(12)	$35,319

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2015:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,044	$(38)	$13,006
Corporate bonds and commercial paper	16,907	(63)	16,844
	$29,951	$(101)	$29,850

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $12.9 million at March 31, 2016 and December 31, 2015. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit, and no impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.

The Company recorded intangible assets from the acquisitions in 2015, discussed in Note 3, Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.8 million and zero for each of the three months ended March 31, 2016 and 2015, respectively, and amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million and zero for each of the three months ended March 31, 2016 and 2015, respectively.

Software development costs capitalized as of March 31, 2016 were $0.9 million and $0.3 million as of December 31, 2015. As these software products have not reached general release, the Company has not commenced amortization of these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues.

7. Debt

In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended several times, most recently on July 31, 2015, to modify the Credit Facility to allow for the acquisition of Centrix. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expires in October 2016, at which time maximum borrowings under the Facility are reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable.

As of March 31, 2016, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million. The interest rate applicable to the Credit Facility was 3.4%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of March 31, 2016.
8. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five year term, and pursuant to the second of which the Company leases approximately 129 square feet (55 square feet currently occupied, with rent commencing on the additional 74 square feet in May 2016) of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. We believe our current facilities will be adequate for our needs for the foreseeable future. Rent expense under operating leases was $0.9 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

The Company has entered into various capital lease arrangements to obtain property and equipment for its data center and corporate operations. These agreements expire over various terms from May 2016 through June 2016 and the leases are secured by the underlying leased property and equipment.

Future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2016 were as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2016 (from April 1 to December 31)	$74	$3,431
2017	—	5,498
2018	—	5,538
2019	—	5,540
2020	—	5,564
Thereafter	—	29,370
Total minimum lease payments	74	$54,941
Less: imputed interest	—
Less: current portion	(74)
Capital lease obligations, net of current portion	$—

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2016 (from April 1 to December 31)	$8,659
2017	7,543
2018	7,191
2019	6,061
2020	5,437
Thereafter	—
Total commitments	$34,891
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

As of December 31, 2015, a total of 3,628 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2016, 1,750 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any outstanding shares under the Company's 2007 Stock Plan, or 2007 Plan, at the time of its termination or issuable upon expiration or termination of options granted under the Company's 2007 Plan for options that expired or terminated without having been exercised. For the three months ended March 31, 2016, 6 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2016 a total of 5,384 shares were reserved for issuance under the 2014 Plan. As of March 31, 2016, options to purchase a total of 1,601 shares of common stock have been granted under the 2014 Plan in the form of stock options, 968 shares have been reserved for the future vesting of restricted stock awards, 54 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,869 shares of common stock remain available for future issuance under the 2014 Plan.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2016, a total of 9,105 shares of common stock were reserved for issuance under the plan and no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options

Stock option activity during the three months ended March 31, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2016	5,044	$8.84
Granted	441	19.26
Exercised	(257)	2.94
Forfeited	(16)	12.01
Balance as of March 31, 2016	5,212	$10.00

Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	716	$26.19
Granted	233	19.89
Vested	(48)	20.44
Forfeited	(14)	27.10
Nonvested as of March 31, 2016	887	$24.83

10. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three month period ended March 31, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three month periods ended March 31, 2016 and 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 2.4% and 0.7%, respectively. For the three month periods ended March 31, 2016 and 2015, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
The Company had no unrecognized tax benefits as of March 31, 2016. The Company's tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2016.
Overview

We are a leading provider of secure, cloud-based virtual banking solutions. We enable regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services and more effectively engage with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose-build our solutions to deliver a compelling, consistent user experience across digital channels and drive the success of our customers by extending their local brands, enabling improved account holder retention and creating incremental sales opportunities.

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

We sell our solutions primarily through our professional sales organization. Our target market of RCFIs is well-defined as a result of applicable governmental regulations. As a result, we are able to effectively concentrate our sales and marketing efforts on these readily-identifiable financial institutions. We intend to add sales representatives for both banks and credit unions across the U.S. We also expect to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.

We seek to help our RCFI customers succeed by providing advanced virtual banking solutions that allow our customers to distinguish themselves from competing financial institutions and better engage with their account holders. We believe that we successfully compete in our market due to our deep domain expertise, reputation for innovation and the quality, breadth and integration of our solutions and common platform. We have made significant investments, and intend to increase investments in technology innovation and software development as we enhance our solutions and platform and increase or expand the number of solutions that we offer to RCFIs and their account holders.

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

During 2015, we acquired all of the outstanding shares of Centrix Solutions, Inc., or Centrix, a privately owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Smarty Pig, LLC, doing business as Social Money, or Social Money, a privately owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in its direct digital strategies.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 6.3 million, 4.3 million and 3.1 million registered users as of December 31, 2015, 2014 and 2013, respectively. Registered users at March 31, 2016 were 6.8 million compared to 5.2 million at March 31, 2015.

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

Churn

We utilize churn to monitor the satisfaction of our clients and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to installed customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to installed customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn was 3.5%, 4.8% and 3.5% for the years ended December 31, 2015, 2014 and 2013, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, and total other expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(9,652)	$(4,645)
Depreciation and amortization	2,927	1,203
Stock-based compensation expense	2,605	1,322
Provision for income taxes	230	32
Interest and other (income) expense, net	(14)	28
Acquisition related costs	1,482	—
Adjusted EBITDA	$(2,422)	$(2,060)

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, an allocation of general overhead costs, the amortization of acquired technology and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. We capitalized implementation costs in the amount of $1.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. As products have not reached general release, we have not commenced amortization on these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues.

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

Certain research and development costs that are related to our software development, which includes salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet.

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

Acquisition Related Costs

Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of Centrix and Social Money which are recognized as earned, and various legal and professional service expenses incurred in connection with the acquisitions, which were recognized when incurred.

Amortization of Acquired Intangibles

These amounts represent the amortization of intangibles recorded in connection with our business acquisitions which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Expense, Net

Total other expense, net, consists primarily of interest income and expense. We earn interest income on our cash, cash equivalents and investments, and expect interest income to increase due to the increase in our cash, cash equivalents and investments as a result of our initial public offering, or IPO, and follow-on offerings. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility with Wells Fargo Bank, National Association, or our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes

As a result of our current net operating loss position, current income tax expenses consist primarily of state income taxes, and deferred income tax expenses relate to the tax amortization of recently acquired goodwill, resulting in the recognition of a net deferred tax liability.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$33,759	$24,157
Cost of revenues(1)(2)	17,814	13,272
Gross profit	15,945	10,885
Operating expenses:
Sales and marketing(2)	8,207	6,194
Research and development(2)	7,903	4,151
General and administrative(2)	7,421	5,125
Acquisition related costs	1,482	—
Amortization of acquired intangibles	368	—
Total operating expenses	25,381	15,470
Loss from operations	(9,436)	(4,585)
Total other income (expense), net	14	(28)
Loss before income taxes	(9,422)	(4,613)
Provision for income taxes	(230)	(32)
Net loss	$(9,652)	$(4,645)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $0.8 million and zero for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	406	178
Sales and marketing	435	292
Research and development	632	162
General and administrative	1,132	690
Total stock-based compensation expenses	$2,605	$1,322

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	52.8	54.9
Gross profit	47.2	45.1
Operating expenses:
Sales and marketing(2)	24.3	25.7
Research and development(2)	23.4	17.2
General and administrative(2)	22.0	21.2
Acquisition related costs	4.4	—
Amortization of acquired intangibles	1.1	—
Total operating expenses	75.2	64.1
Loss from operations	(28.0)	(19.0)
Total other income (expense), net	0.1	(0.1)
Loss before income taxes	(27.9)	(19.1)
Provision for income taxes	(0.7)	(0.1)
Net loss	(28.6)%	(19.2)%
______________________________________________________________________________

(1)	Includes amortization of acquired technology of 2.4% and zero for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	1.2%	0.7%
Sales and marketing	1.3	1.2
Research and development	1.9	0.7
General and administrative	3.4	2.9
Total stock-based compensation expenses	7.8%	5.5%

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	(%)
Revenues	$33,759	$24,157	$9,602	39.7%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Revenues increased by $9.6 million, or 39.7%, from $24.2 million for the three months ended March 31, 2015 to $33.8 million for the three months ended March 31, 2016. This increase in revenue was primarily attributable to an $8.6 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $1.0 million of revenue growth was generated from an increase in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	(%)
Cost of revenues	$17,814	$13,272	$4,542	34.2%
Percentage of revenues	52.8%	54.9%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Cost of revenues increased by $4.5 million, or 34.2%, from $13.3 million for the three months ended March 31, 2015 to $17.8 million for the three months ended March 31, 2016. This increase was attributable to a $1.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which includes a $0.2 million increase in stock based compensation expense allocated to cost of revenue expenses for the increase in the number and value of stock-based awards vesting during the period, a $1.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, an $0.8 million increase in amortization of acquired customer technology, a $0.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.5 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.1 million increase in travel related expenses.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended March 31,		Change
	2016	2015	$	(%)
Sales and marketing	$8,207	$6,194	$2,013	32.5%
Percentage of revenues	24.3%	25.7%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Sales and marketing expenses increased by $2.0 million, or 32.5%, from $6.2 million for the three months ended March 31, 2015 to $8.2 million for the three months ended March 31, 2016. This increase was primarily attributable to a $1.6 million increase in personnel costs due to the growth of our sales and marketing organizations, which includes a $0.1 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.2 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.1 million increase in recruiting and travel related expenses, and a $0.1 million increase in marketing-specific expenses. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended March 31,		Change
	2016	2015	$	(%)
Research and development	$7,903	$4,151	$3,752	90.4%
Percentage of revenues	23.4%	17.2%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Research and development expenses increased by $3.8 million, or 90.4%, from $4.2 million for the three months ended March 31, 2015 to $7.9 million for the three months ended March 31, 2016. This increase was primarily attributable to a $3.1 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which includes a $0.5 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.4 million increase in facilities and other overhead costs which were allocated to our research and development departments, a $0.2 million increase in spending on consulting fees, software maintenance and information system expenses, and a $0.1 million increase in travel related expenses. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

General and Administrative

	Three Months Ended March 31,		Change
	2016	2015	$	(%)
General and administrative	$7,421	$5,125	$2,296	44.8%
Percentage of revenues	22.0%	21.2%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. General and administrative expenses increased by $2.3 million, or 44.8%, from $5.1 million for the three months ended March 31, 2015 to $7.4 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily attributable to a $1.2 million increase in personnel costs to support the growth of our business, which includes a $0.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.7 million increase in professional services due to the increased costs associated with being a public-company, a $0.2 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, a $0.1 million increase in information technology and communications expense associated with our efforts to increase the reporting and monitoring infrastructure of our business, and a $0.1 million increase in travel related expenses. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as a result of our being a public company. General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, and increased professional services expenses and costs associated with enhanced investor relations activities. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Acquisition Related Costs

	Three months ended March 31,		Change
	2016	2015	$	(%)
Acquisition related costs	$1,482	$—	$1,482	100.0%
Percentage of revenues	4.4%	—%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Acquisition related costs were $1.5 million for the three months ended March 31, 2016 compared to zero for the three months ended March 31, 2015. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and include $1.3 million of compensation expense related to milestone provisions and retention bonuses for employees of Centrix and Social Money and $0.2 million of legal and other expenses incurred related to the acquisitions.

Amortization of Acquired Intangibles

	Three months ended March 31,		Change
	2016	2015	$	(%)
Amortization of acquired intangibles	$368	$—	$368	100.0%
Percentage of revenues	1.1%	—%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Amortization of acquired intangibles was $0.4 million for the three months ended March 31, 2016 compared to zero for the three months ended March 31, 2015. The acquired intangible assets are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and are being amortized on a straight-line basis over the estimated useful lives of the related assets.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the proceeds from the issuance of common stock in our IPO and follow-on offerings and cash flows from operations.  At March 31, 2016, our principal sources of liquidity were cash, cash equivalents and investments of $105.0 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$187	$(2,644)
Investing activities	(10,506)	(5,086)
Financing activities	(1,471)	33,921
Net (decrease) increase in cash and cash equivalents	$(11,790)	$26,191

Cash Flows from Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the three months ended March 31, 2016, our net cash and cash equivalents provided by operating activities were $0.2 million, which consisted of a net loss of $9.7 million, offset by cash inflows from changes in operating assets and liabilities of $2.5 million and non-cash adjustments of $7.4 million. Cash inflows were the result of a $4.0 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $2.1 million increase in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure, a $0.4 million increase in deferred rent and other long-term liabilities as a result of the tenant improvement allowance for our new building, and a $0.3 million decrease in accounts receivable due to the timing of billings and customer payments. Cash outflows were the result of a $2.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $2.1 million increase in prepaid and other current assets related to various prepaid corporate insurances and other prepaid expenses. Non-cash items consisted primarily of $2.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $2.6 million of stock-based compensation expense, and $1.6 million of amortization of deferred implementation and deferred solution and other costs.

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

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations, data center and other technical infrastructure.

For the three months ended March 31, 2016, net cash used in investing activities was $10.5 million, consisting primarily of $11.0 million for the purchase of investments, $3.6 million for the purchase of property and equipment, $0.6 million from the capitalization of software development costs, and $0.1 million used for the working capital payment to Social Money, partially offset by $4.8 million from maturities of investments.

For the three months ended March 31, 2015, net cash used in investing activities was $5.1 million, consisting primarily of $6.5 million for the purchase of investments and $0.4 million for the purchase of property and equipment, partially offset by $1.8 million from maturities of investments.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock in our follow-on offerings and from exercises of options to purchase common stock.

For the three months ended March 31, 2016, net cash used in financing activities was $1.5 million, consisting of $2.1 million of payments on financing obligations and $0.1 million of payments on capital lease obligations, partially offset by $0.7 million received from the exercise of stock options.

For the three months ended March 31, 2015, net cash provided by financing activities was $33.9 million, consisting primarily of proceeds from the completion of our follow-on offering, which was completed on March 4, 2015. We received $32.8 million in net proceeds from our follow-on offering after deducting the payment of underwriters' discounts and commissions and offering costs. In addition, during the period, we received $1.3 million from the exercise of stock options, which was partially offset by $0.1 million of payments on capital lease obligations.

Contractual Obligations and Commitments

During the three months ended March 31, 2016, and subsequent to March 31, 2016, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2016.

On February 8, 2016, we entered into an office lease agreement to lease approximately 21,000 rentable square feet in south Austin, Texas. The lease commences upon the earlier of the date at which the Company conducts business in the premises, or May 1, 2016. The term of the lease runs 84 months, with a five year renewal option, and the rent obligations under the lease begin with rents of $43,000 per month, which escalate over the course of the lease to $52,000 per month in the final months of the lease term.

 The following table summarizes our contractual obligations and commitments at March 31, 2016 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$—	$13	$—	$—	$13
Operating lease obligations	4,802	11,034	11,141	27,964	54,941
Capital lease obligations	74	—	—	—	74
Purchase commitments	10,590	14,538	9,763	—	34,891
Acquisition hold back	—	2,500	—	—	2,500
	$15,466	$28,085	$20,904	$27,964	$92,419

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2015-14 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating how the adoption of this standard will impact our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-15, to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. We have adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," or ASU 2015-05, related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We have adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

 In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," or ASU 2015-16. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. We have adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," or ASU 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating how the adoption of this standard will impact our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating how the adoption of this standard will impact our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Accounts receivable, net;

•	Stock-based compensation;

•	Purchase price allocation, intangible assets and goodwill;

•	Capitalization of software development costs; and

•	Income taxes.

We have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. See Note 2 Summary of Significant Accounting Policies to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.

There were no other significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2016.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended March 31, 2016, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Item 1A. Risk Factors.

        Reference is made to the factors set forth under the caption “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On March 4, 2015, we completed a follow-on offering of 5,890,705 shares of our common stock at a price of $19.75 per share, before underwriting discounts and commissions, including 768,352 shares of our common stock resulting from the underwriters' exercise of their over-allotment option. We sold 1,757,290 of such shares and existing stockholders sold an aggregate of 4,133,415 of such shares. The March follow-on offering generated net proceeds to us of approximately $32.3 million, after deducting $2.4 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from this offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the March follow-on offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from the March follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 27, 2015.

On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at the price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts, commissions and offering costs, which have been recorded against the proceeds received from this offering. We did not receive any proceeds from the sale of shares by the selling stockholders in this follow-on offering or as a result of the underwriters exercising their over-allotment option in this offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our September follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015.
(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2016	—	$—	$—	$—
February 1 - 29, 2016	—	—	—	—
March 1 - 31, 2016	185	20.92	—	—
Total	185	$20.92	$—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

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

Q2 HOLDINGS, INC.
May 10, 2016	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 10, 2016	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	**	Second Amendment to Lease Amendment, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.