Form 10-Q
period 2016-06-30
Q2 Holdings, Inc.
filed 2016-08-04
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,779,587 shares of Common Stock, $0.0001 par value per share as of July 31, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,526	$67,049
Restricted cash	2,203	2,123
Investments	43,114	43,571
Accounts receivable, net	10,576	9,009
Prepaid expenses and other current assets	6,858	3,058
Deferred solution and other costs, current portion	6,061	5,968
Deferred implementation costs, current portion	2,747	2,440
Total current assets	124,085	133,218
Property and equipment, net	27,802	24,440
Deferred solution and other costs, net of current portion	11,828	10,146
Deferred implementation costs, net of current portion	7,061	6,045
Intangible assets, net	16,054	17,192
Goodwill	12,876	12,876
Other long-term assets	539	551
Total assets	$200,245	$204,468
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,513	$3,450
Accrued liabilities	10,754	11,319
Accrued compensation	10,392	7,712
Deferred revenues, current portion	25,759	23,051
Capital lease obligations, current portion	—	161
Total current liabilities	52,418	45,693
Deferred revenues, net of current portion	30,988	29,188
Deferred rent, net of current portion	9,766	7,359
Other long-term liabilities	222	4,254
Total liabilities	93,394	86,494
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 39,722 issued and 39,713 shares outstanding as of June 30, 2016 and 38,891 shares issued and 38,889 shares outstanding as of December 31, 2015	4	4
Treasury stock at cost: 9 shares at June 30, 2016 and 2 shares at December 31, 2015	(200)	(41)
Additional paid-in capital	215,832	207,541
Accumulated other comprehensive income (loss)	4	(101)
Accumulated deficit	(108,789)	(89,429)
Total stockholders' equity	106,851	117,974
Total liabilities and stockholders' equity	$200,245	$204,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$36,005	$26,284	$69,764	$50,441
Cost of revenues(1)	18,870	14,138	36,684	27,410
Gross profit	17,135	12,146	33,080	23,031
Operating expenses:
Sales and marketing(1)	9,611	6,987	17,818	13,181
Research and development(1)	7,830	4,797	15,733	8,948
General and administrative(1)	7,437	5,344	14,858	10,469
Acquisition related costs	1,476	—	2,958	—
Amortization of acquired intangibles	368	—	736	—
Unoccupied lease charges	33	—	33	—
Total operating expenses	26,755	17,128	52,136	32,598
Loss from operations	(9,620)	(4,982)	(19,056)	(9,567)
Other income (expense):
Interest and other income	87	77	170	121
Interest and other expense	(172)	(65)	(241)	(137)
Total other income (expense), net	(85)	12	(71)	(16)
Loss before income taxes	(9,705)	(4,970)	(19,127)	(9,583)
Provision for income taxes	(3)	(12)	(233)	(44)
Net loss	$(9,708)	$(4,982)	$(19,360)	$(9,627)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	16	(45)	105	(36)
Comprehensive loss	$(9,692)	$(5,027)	$(19,255)	$(9,663)
Net loss per common share, basic and diluted	$(0.25)	$(0.13)	$(0.49)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	39,434	37,232	39,229	36,437
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$455	$238	$861	$416
Sales and marketing	492	344	927	636
Research and development	652	217	1,284	379
General and administrative	1,258	840	2,390	1,530
Total stock-based compensation expenses	$2,857	$1,639	$5,462	$2,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,360)	$(9,627)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred implementation, solution and other costs	3,192	2,117
Depreciation and amortization	5,871	2,556
Amortization of debt issuance costs	48	48
Amortization of premiums on investments	221	108
Stock-based compensation expenses	5,462	2,961
Deferred income taxes	139	—
Allowance for sales credits	43	(7)
Loss on disposal of long-lived assets	102	—
Unoccupied lease charges	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,608)	(1,972)
Prepaid expenses and other current assets	(3,884)	90
Deferred solution and other costs	(3,229)	(1,806)
Deferred implementation costs	(3,062)	(1,676)
Other long-term assets	(20)	(50)
Accounts payable	967	1,488
Accrued liabilities	5,030	(174)
Deferred revenues	4,509	6,662
Deferred rent and other long-term liabilities	3,157	(387)
Net cash (used in) provided by operating activities	(2,389)	331
Cash flows from investing activities:
Purchases of investments	(20,618)	(39,173)
Maturities of investments	20,959	10,833
Purchases of property and equipment	(8,745)	(2,321)
Business combinations, net of cash acquired	(95)	—
Capitalized software development costs	(1,190)	—
Purchases of other intangible assets	(138)	—
Decrease in restricted cash	—	116
Net cash used in investing activities	(9,827)	(30,545)
Cash flows from financing activities:
Payments on financing obligations	(4,890)	(2,205)
Payments on capital lease obligations	(161)	(230)
Proceeds from the issuance of common stock, net of issuance costs	(8)	32,333
Proceeds from exercise of stock options to purchase common stock	2,911	1,713
Shares acquired to settle the exercise of stock options	(159)	(7)
Net cash (used in) provided by financing activities	(2,307)	31,604
Net (decrease) increase in cash and cash equivalents	(14,523)	1,390
Cash and cash equivalents, beginning of period	67,049	67,979
Cash and cash equivalents, end of period	$52,526	$69,369
Supplemental disclosures of cash flow information:
Cash paid for taxes	$72	$60
Cash paid for interest	$120	$105

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, stock-based compensation, the carrying value of goodwill, the fair value of acquired intangibles, the capitalization of software development costs, the useful lives of property and equipment and long-lived intangible assets, accruals for compensation for certain employees and shareholders of recent acquisitions, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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

Restricted Cash

Restricted cash consists of a deposit held in a checking account for leased office space and amounts collected by the Company on behalf of the customers of its subsidiary Smarty Pig, LLC, doing business as Social Money, or Social Money, which have not yet been remitted. Monies collected on behalf of customers are segregated and used exclusively for remittance to such customers. This usage restriction is internally imposed and reflects the Company's intention with regard to such deposits.

Investments

Investments consist primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2016 or December 31, 2015.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of June 30, 2016 and December 31, 2015 were unbilled receivables of $4.6 million and $3.4 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of June 30, 2016 and December 31, 2015, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.3 million as of June 30, 2016 and $0.2 million as of December 31, 2015.

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

Purchase Price Allocation, Intangible Assets, and Goodwill

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. In connection with the Company's acquisition of Centrix Solutions, Inc., or Centrix, in July 2015 and Social Money in November 2015, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks and non-compete agreements.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. Impairment evaluations involve the Company's assessment of qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the Company concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant judgment is required in the forecasts of future operating results that are used in these evaluations. If actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.6 million and $1.1 million during the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues. As of June 30, 2016, no amortization of capitalized software development costs has been recognized as none of the related individual products have reached general release. The Company capitalized software development costs in the amount of $0.6 million and zero during the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and zero during the six months ended June 30, 2016 and 2015, respectively.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million for each of the three months ended June 30, 2016 and 2015, and were $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Sales Tax

The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale investments.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2016, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerators:
Net loss	$(9,708)	$(4,982)	$(19,360)	$(9,627)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,434	37,232	39,229	36,437
Net loss per common share, basic and diluted	$(0.25)	$(0.13)	$(0.49)	$(0.26)

Due to net losses for each of the three and six months ended June 30, 2016 and 2015, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	5,752	5,861	5,752	5,861

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments."  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating how the adoption of this standard will impact its condensed consolidated financial statements.

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

3. Business Combinations

During 2015, the Company acquired all of the outstanding shares of Centrix, a privately owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies.

The former shareholders of Centrix have the right to receive in the aggregate up to $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $1.4 million and $2.6 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2016, respectively, and zero for each of the three and six months ended June 30, 2015. The unpaid amounts due to the former shareholders are recorded in accrued compensation in the condensed consolidated balance sheets.

Former key employees of Social Money have the right to receive in the aggregate up to $0.3 million based upon continued employment. Payouts under these agreements are contingent upon the future employment of these key employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized $0.1 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for each of the three and six months ended June 30, 2016, and zero for each of the three and six months ended June 30, 2015. The unpaid amounts due to the former key employees are recorded in accrued compensation in the condensed consolidated balance sheets.

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2016:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,577	$7,577	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. treasuries and agency bonds	$14,056	$—	$14,056	$—
Corporate bonds and commercial paper	15,678	—	15,678	—
Certificates of deposit	13,380	—	13,380	—
	$43,114	$—	$43,114	$—

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

5. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of June 30, 2016 and December 31, 2015 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.

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

As of June 30, 2016 and December 31, 2015, the Company's cash was $44.9 million and $60.2 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of June 30, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$7,577	$—	$—	$7,577

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$14,054	$3	$(1)	$14,056
Corporate bonds and commercial paper	15,676	6	(4)	15,678
Certificates of deposit	13,380	—	—	13,380
	$43,110	$9	$(5)	$43,114

A summary of the Company's cash equivalents and investments as of December 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$6,860	$—	$—	$6,860

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,044	$—	$(38)	$13,006
Corporate bonds and commercial paper	17,908	—	(63)	17,845
Certificates of deposit	12,720	—	—	12,720
	$43,672	$—	$(101)	$43,571

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

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2016	December 31, 2015
Due within one year or less	$28,035	$22,737
Due after one year through five years	15,079	20,834
	$43,114	$43,571

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of June 30, 2016.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of June 30, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$2,503	$(1)	$2,502
Corporate bonds and commercial paper	10,053	(4)	10,049
	$12,556	$(5)	$12,551

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2015:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,044	$(38)	$13,006
Corporate bonds and commercial paper	16,907	(63)	16,844
	$29,951	$(101)	$29,850

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $12.9 million at June 30, 2016 and December 31, 2015. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit, and no impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.

The Company recorded intangible assets from the acquisitions in 2015, discussed in Note 3, Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.8 million and zero for each of the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and zero for each of the six months ended June 30, 2016 and 2015, respectively. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million and zero for each of the three months ended June 30, 2016 and 2015, respectively and $0.7 million and zero for each of the six months ended June 30, 2016 and 2015, respectively.
Software development costs capitalized as of June 30, 2016 were $1.5 million and $0.3 million as of December 31, 2015. As these software products have not reached general release, the Company has not commenced amortization of these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues.

7. Debt

In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended several times, most recently on March 31, 2016, to modify the Credit Facility to allow for the acquisition of Social Money. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which was paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expires in October 2016, at which time maximum borrowings under the Facility are reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable.

As of June 30, 2016, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million. The interest rate applicable to the Credit Facility was 3.5%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of June 30, 2016.
8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. We believe our current facilities will be adequate for our needs for the foreseeable future. Rent expense under operating leases was $1.0 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2016 were as follows:

Operating Leases
Year Ended December 31,
2016 (from July 1 to December 31)	$2,439
2017	5,545
2018	5,538
2019	5,540
2020	5,564
Thereafter	29,371
Total minimum lease payments	$53,997

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2016 (from July 1 to December 31)	$3,954
2017	7,785
2018	7,211
2019	6,061
2020	5,437
Thereafter	—
Total commitments	$30,448
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

As of December 31, 2015, a total of 3,628 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2016, 1,750 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2016, 10 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2016 a total of 5,388 shares were allocated for issuance under the 2014 Plan. As of June 30, 2016, options to purchase a total of 1,710 shares of common stock have been granted under the 2014 Plan, 1,068 shares have been reserved under the 2014 Plan for the vesting of restricted stock units, 81 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,691 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2016 no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Stock Options

Stock option activity during the six months ended June 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2016	5,044	$8.84
Granted	550	20.75
Exercised	(776)	3.64
Forfeited	(24)	11.97
Balance as of June 30, 2016	4,794	$11.03

Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	716	$26.19
Granted	333	22.06
Vested	(54)	20.91
Forfeited	(37)	27.17
Nonvested as of June 30, 2016	958	$25.01

10. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three and six months ended June 30, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three months ended June 30, 2016 and 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 0.0% and 0.2%, respectively. For the six months ended June 30, 2016 and 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 1.2% and 0.5%, respectively. For the three and six months ended June 30, 2016 and 2015, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company had no unrecognized tax benefits as of June 30, 2016. The Company's tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

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

We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements. Our customers have numerous account holders, and those account holders can represent one or more registered users on our solutions. We generally price our solutions based on the number of solutions purchased by our customers and the number of registered users utilizing our solutions. We earn additional revenues based on the number of bill-pay and certain other transactions that registered users perform on our virtual banking solutions in excess of the levels included in our standard subscription fee. As a result, our revenues grow as our customers buy more solutions from us and increase the number of registered users utilizing our solutions and as those users increase their number of transactions on our solutions.

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

During 2015, we acquired all of the outstanding shares of Centrix Solutions, Inc., or Centrix, a privately owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Smarty Pig, LLC, doing business as Social Money, or Social Money, a privately owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies.

Key Operating Measures

In addition to the United States generally accepted accounting principles, or GAAP, measures described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts:

Installed Customers

We define installed customers as the number of customers on the Q2 platform from which we are currently recognizing revenues. The average size of our installed customers, measured in both registered users per installed customer and revenues per installed customer, has increased over time as our existing installed customers continue to add registered users and buy more solutions from us, and as we add larger RCFIs to our installed customer base. The rate at which we add installed customers varies based on our implementation capacity, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We had 369, 361 and 334 installed customers on the Q2 platform as of December 31, 2015, 2014 and 2013, respectively.

Registered Users

We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 6.3 million, 4.3 million and 3.1 million registered users on the Q2 platform as of December 31, 2015, 2014 and 2013, respectively. Registered users on the Q2 platform at June 30, 2016 were 7.6 million compared to 5.7 million at June 30, 2015.

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

Adjusted EBITDA

We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, certain costs related to our recent acquisitions, unoccupied lease charges, provision for income taxes, and total other expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(9,708)	$(4,982)	$(19,360)	$(9,627)
Depreciation and amortization	2,944	1,353	5,871	2,556
Stock-based compensation expense	2,857	1,639	5,462	2,961
Provision for income taxes	3	12	233	44
Interest and other (income) expense, net	85	(12)	71	16
Acquisition related costs	1,476	—	2,958	—
Unoccupied lease charges	33	—	33	—
Adjusted EBITDA	$(2,310)	$(1,990)	$(4,732)	$(4,050)

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

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments, and expect interest income to increase due to the increase in our cash, cash equivalents and investments as a result of our initial public offering, or IPO, and follow-on offerings. Interest expense consists primarily of the interest incurred on our credit facility with Wells Fargo Bank, National Association, or our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes

As a result of our current net operating loss position, current income tax expenses consist primarily of state income taxes, and deferred income tax expenses relate to the tax amortization of recently acquired goodwill, resulting in the recognition of a net deferred tax liability.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$36,005	$26,284	$69,764	$50,441
Cost of revenues(1)(2)	18,870	14,138	36,684	27,410
Gross profit	17,135	12,146	33,080	23,031
Operating expenses:
Sales and marketing(2)	9,611	6,987	17,818	13,181
Research and development(2)	7,830	4,797	15,733	8,948
General and administrative(2)	7,437	5,344	14,858	10,469
Acquisition related costs	1,476	—	2,958	—
Amortization of acquired intangibles	368	—	736	—
Unoccupied lease charges	33	—	33	—
Total operating expenses	26,755	17,128	52,136	32,598
Loss from operations	(9,620)	(4,982)	(19,056)	(9,567)
Total other income (expense), net	(85)	12	(71)	(16)
Loss before income taxes	(9,705)	(4,970)	(19,127)	(9,583)
Provision for income taxes	(3)	(12)	(233)	(44)
Net loss	$(9,708)	$(4,982)	$(19,360)	$(9,627)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $0.8 million and zero for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and zero for the six months ended June 30, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$455	$238	$861	$416
Sales and marketing	492	344	927	636
Research and development	652	217	1,284	379
General and administrative	1,258	840	2,390	1,530
Total stock-based compensation expenses	$2,857	$1,639	$5,462	$2,961

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	52.4	53.8	52.6	54.3
Gross profit	47.6	46.2	47.4	45.7
Operating expenses:
Sales and marketing(2)	26.7	26.6	25.5	26.1
Research and development(2)	21.7	18.3	22.6	17.7
General and administrative(2)	20.7	20.3	21.3	20.8
Acquisition related costs	4.1	—	4.2	—
Amortization of acquired intangibles	1.0	—	1.1	—
Unoccupied lease charges	0.1	—	0.1	—
Total operating expenses	74.3	65.2	74.8	64.6
Loss from operations	(26.7)	(19.0)	(27.4)	(18.9)
Total other income (expense), net	(0.2)	—	(0.1)	—
Loss before income taxes	(26.9)	(19.0)	(27.5)	(18.9)
Provision for income taxes	—	—	(0.3)	(0.1)
Net loss	(26.9)%	(19.0)%	(27.8)%	(19.0)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 2.2% and zero for the three months ended June 30, 2016 and 2015, respectively, and 2.3% and zero for the six months ended June 30, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	1.3%	0.9%	1.2%	0.8%
Sales and marketing	1.4	1.3	1.3	1.3
Research and development	1.8	0.8	1.8	0.8
General and administrative	3.5	3.2	3.4	3.0
Total stock-based compensation expenses	8.0%	6.2%	7.7%	5.9%

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Revenues	$36,005	$26,284	$9,721	37.0%	$69,764	$50,441	$19,323	38.3%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Revenues increased by $9.7 million, or 37.0%, from $26.3 million for the three months ended June 30, 2015 to $36.0 million for the three months ended June 30, 2016. This increase in revenue was primarily attributable to an $8.5 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $1.2 million of revenue growth was generated from an increase in the number of transactions processed using our solutions.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Revenues increased by $19.3 million, or 38.3%, from $50.4 million for the six months ended June 30, 2015 to $69.8 million for the six months ended June 30, 2016. This increase in revenue was primarily attributable to a $17.1 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $2.2 million of revenue growth was generated from an increase in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Cost of revenues	$18,870	$14,138	$4,732	33.5%	$36,684	$27,410	$9,274	33.8%
Percentage of revenues	52.4%	53.8%			52.6%	54.3%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Cost of revenues increased by $4.7 million, or 33.5%, from $14.1 million for the three months ended June 30, 2015 to $18.9 million for the three months ended June 30, 2016. This increase was attributable to a $1.5 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.2 million increase in stock-based compensation expense allocated to cost of revenue expenses for the increase in the number and value of stock-based awards vesting during the period, a $1.1 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.8 million increase in amortization of acquired customer technology, a $0.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, and a $0.4 million increase in facilities and other overhead costs which were allocated to our implementation and support departments.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Cost of revenues increased by $9.3 million, or 33.8%, from $27.4 million for the six months ended June 30, 2015 to $36.7 million for the six months ended June 30, 2016. This increase was attributable to a $2.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.4 million increase in stock-based compensation expense allocated to cost of revenue expenses for the increase in the number and value of stock-based awards vesting during the period, a $2.3 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.6 million increase in amortization of acquired customer technology, a $1.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.8 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.2 million increase in travel and other discretionary expenses.

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

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Sales and marketing	$9,611	$6,987	$2,624	37.6%	$17,818	$13,181	$4,637	35.2%
Percentage of revenues	26.7%	26.6%			25.5%	26.1%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Sales and marketing expenses increased by $2.6 million, or 37.6%, from $7.0 million for the three months ended June 30, 2015 to $9.6 million for the three months ended June 30, 2016. This increase was primarily attributable to a $1.9 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.1 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.4 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.2 million increase in discretionary marketing spend.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Sales and marketing expenses increased by $4.6 million, or 35.2%, from $13.2 million for the six months ended June 30, 2015 to $17.8 million for the six months ended June 30, 2016. This increase was primarily attributable to a $3.5 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.3 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.6 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.3 million increase in discretionary marketing spend, and a $0.2 million increase in recruiting and travel related expenses.

We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spending to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Research and development	$7,830	$4,797	$3,033	63.2%	$15,733	$8,948	$6,785	75.8%
Percentage of revenues	21.7%	18.3%			22.6%	17.7%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Research and development expenses increased by $3.0 million, or 63.2%, from $4.8 million for the three months ended June 30, 2015 to $7.8 million for the three months ended June 30, 2016. This increase was primarily attributable to a $2.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.5 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number and value of stock-based awards vesting during the period and a $0.4 million increase in facilities and other overhead costs which were allocated to our research and development departments.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Research and development expenses increased by $6.8 million, or 75.8%, from $8.9 million for the six months ended June 30, 2015 to $15.7 million for the six months ended June 30, 2016. This increase was primarily attributable to a $5.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.9 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number and value of stock-based awards vesting during the period, and a $1.0 million increase in facilities and other overhead costs which were allocated to our research and development departments.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
General and administrative	$7,437	$5,344	$2,093	39.2%	$14,858	$10,469	$4,389	41.9%
Percentage of revenues	20.7%	20.3%			21.3%	20.8%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. General and administrative expenses increased by $2.1 million, or 39.2%, from $5.3 million for the three months ended June 30, 2015 to $7.4 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily attributable to a $1.2 million increase in personnel costs to support the growth of our business, which included a $0.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.6 million increase in professional services due to the increased costs associated with being a public-company, and a $0.3 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. General and administrative expenses increased by $4.4 million, or 41.9%, from $10.5 million for the six months ended June 30, 2015 to $14.9 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily attributable to a $2.3 million increase in personnel costs to support the growth of our business, which included a $0.9 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number and value of stock-based awards vesting during the period, a $1.3 million increase in professional services due to the increased costs associated with being a public-company, and a $0.7 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.

General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance, and professional services expenses and costs associated with investor relations activities as a result of being a public company. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017 we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company and will no longer be able to rely on certain exemptions that were previously available to us as an emerging growth company. We anticipate that general and administrative expenses will increase in the second half of 2016 as we incur both increased external audit fees as well as accelerated spending to ensure SOX compliance given this change in filing status.

Acquisition Related Costs

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Acquisition related costs	$1,476	$—	$1,476	100.0%	$2,958	$—	$2,958	100.0%
Percentage of revenues	4.1%	—%			4.2%	—%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Acquisition related costs were $1.5 million for the three months ended June 30, 2016 compared to zero for the three months ended June 30, 2015. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and include $1.5 million of compensation expense related to milestone provisions and retention bonuses for employees of Centrix and Social Money.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Acquisition related costs were $3.0 million for the six months ended June 30, 2016 compared to zero for the six months ended June 30, 2015. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and include $2.8 million of compensation expense related to milestone provisions and retention bonuses for employees of Centrix and Social Money and $0.2 million of legal and other expenses incurred related to the acquisitions.

Amortization of Acquired Intangibles

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Amortization of acquired intangibles	$368	$—	$368	100.0%	$736	$—	$736	100.0%
Percentage of revenues	1.0%	—%			1.1%	—%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Amortization of acquired intangibles was $0.4 million for the three months ended June 30, 2016 compared to zero for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Amortization of acquired intangibles was $0.7 million for the six months ended June 30, 2016 compared to zero for the six months ended June 30, 2015.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the proceeds from the issuance of common stock in our IPO and follow-on offerings and cash flows from operations.  At June 30, 2016, our principal sources of liquidity were cash, cash equivalents and investments of $95.6 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(2,389)	$331
Investing activities	(9,827)	(30,545)
Financing activities	(2,307)	31,604
Net (decrease) increase in cash and cash equivalents	$(14,523)	$1,390

Cash Flows from Operating Activities

Cash (used in) provided by operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the six months ended June 30, 2016, our net cash and cash equivalents used in operating activities were $2.4 million, which consisted of a net loss of $19.4 million, partially offset by cash inflows from changes in operating assets and liabilities of $1.9 million and non-cash adjustments of $15.1 million. Cash inflows were the result of a $6.0 million increase in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities, a $4.5 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $3.2 million increase in deferred rent and other long-term liabilities as a result of the tenant improvement allowances for our new buildings. Cash outflows were the result of a $6.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.9 million increase in prepaid and other current assets related to various prepaid expenses, and a $1.6 million decrease in accounts receivable due to the timing of billings and customer payments. Non-cash items consisted primarily of $5.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $5.5 million of stock-based compensation expense, $3.2 million of amortization of deferred implementation and deferred solution and other costs, and $0.5 million of other non-cash items.

For the six months ended June 30, 2015, our net cash and cash equivalents provided by operating activities were $0.3 million, which consisted of a net loss of $9.6 million, offset by cash inflows from changes in operating assets and liabilities of $2.2 million and non-cash adjustments of $7.8 million. Cash inflows were the result of a $6.7 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $1.5 million increase in accounts payable due to the timing of payments for our annual user conference and various third-party direct costs. Cash outflows were the result of a $3.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $2.0 million increase in accounts receivable due to the timing of billings and customer payments, and a $0.6 million decrease in deferred rents and other accrued liabilities primarily due to the payments on our building lease. Non-cash items consisted primarily of $3.0 million of stock-based compensation expense, $2.6 million of depreciation and amortization expense due to growth in our fixed asset base, and $2.1 million of amortization of deferred implementation and deferred solution and other costs.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations, data center and other technical infrastructure.

For the six months ended June 30, 2016, net cash used in investing activities was $9.8 million, consisting primarily of $20.6 million for the purchase of investments, $8.7 million for the purchase of property and equipment, and $1.2 million from the capitalization of software development costs, partially offset by $21.0 million from maturities of investments.

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

For the six months ended June 30, 2016, net cash used in financing activities was $2.3 million, consisting of $4.9 million of payments on financing obligations and $0.2 million of payments on capital lease obligations, partially offset by $2.7 million received from the exercise of stock options.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2016, and subsequent to June 30, 2016, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2016.

On February 8, 2016, we entered into an office lease agreement to lease approximately 21 thousand rentable square feet in south Austin, Texas. The lease commenced on May 1, 2016, and the term of the lease runs 84 months, with a five year renewal option, and the rent obligations under the lease begin with rents of $43,000 per month, which escalate over the course of the lease to $52,000 per month in the final months of the lease term.

 The following table summarizes our contractual obligations and commitments at June 30, 2016 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$13	$—	$—	$—	$13
Operating lease obligations	5,206	11,067	10,927	26,797	53,997
Purchase commitments	7,756	14,538	8,154	—	30,448
Acquisition hold back	2,500	—	—	—	2,500
	$15,475	$25,605	$19,081	$26,797	$86,958

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. We adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. We adopted this standard as of March 31, 2016, and its adoption did not have any impact to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating how the adoption of this standard will impact our condensed consolidated financial statements.

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

JOBS Act
We have historically filed as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, which contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an "emerging growth company" until the earliest of:

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

Under this definition, we are currently an "emerging growth company" and will remain one until December 31, 2016. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017 we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. Our Annual Report on Form 10-K for the year ended December 31, 2016 will reflect this change.
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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended June 30, 2016, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Item 1A. Risk Factors.

        Reference is made to the factors set forth under the caption “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference. Except for the following additional risk factor, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Commencing January 1, 2017, we will no longer be an ''emerging growth company,'' and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us. Our Annual Report on Form 10-K for the year ended December 31, 2016 will reflect this change.

We are currently an ''emerging growth company,'' as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, commencing January 1, 2017 we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. As a large accelerated filer, we will be subject to certain disclosure requirements that apply to other public companies but have not previously applied to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at a price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. The September follow-on offering generated net proceeds to us of approximately $20.3 million, after deducting $1.5 million in underwriting discounts, commissions and offering costs, which have been recorded against the proceeds received from this offering. We did not receive any proceeds from the sale of shares by the selling stockholders in this follow-on offering or as a result of the underwriters exercising their over-allotment option in this offering. The joint managing underwriters of the offering were J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated. There have been no material changes in the planned use of proceeds from our September follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015.
(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1 - 30, 2016	—	$—	$—	$—
May 1 - 31, 2016	6,710	22.73	—	—
June 1 - 30, 2016	112	27.88	—	—
Total	6,822	$22.81	$—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

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

Q2 HOLDINGS, INC.
August 4, 2016	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 4, 2016	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	**
Amendment Number Four to Credit Agreement, dated effective March 31, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.

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