Form 10-Q
period 2016-09-30
Q2 Holdings, Inc.
filed 2016-11-03
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,138,663 shares of Common Stock, $0.0001 par value per share as of October 31, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,623	$67,049
Restricted cash	2,159	2,123
Investments	40,708	43,571
Accounts receivable, net	16,246	9,009
Prepaid expenses and other current assets	5,335	3,058
Deferred solution and other costs, current portion	8,304	5,968
Deferred implementation costs, current portion	3,038	2,440
Total current assets	127,413	133,218
Property and equipment, net	28,994	24,440
Deferred solution and other costs, net of current portion	12,106	10,146
Deferred implementation costs, net of current portion	7,622	6,045
Intangible assets, net	15,631	17,192
Goodwill	12,876	12,876
Other long-term assets	642	551
Total assets	$205,284	$204,468
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,082	$3,450
Accrued liabilities	9,069	11,319
Accrued compensation	14,037	7,712
Deferred revenues, current portion	32,290	23,051
Capital lease obligations, current portion	—	161
Total current liabilities	60,478	45,693
Deferred revenues, net of current portion	32,266	29,188
Deferred rent, net of current portion	9,750	7,359
Other long-term liabilities	292	4,254
Total liabilities	102,786	86,494
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 40,125 issued and 40,114 shares outstanding as of September 30, 2016 and 38,891 shares issued and 38,889 shares outstanding as of December 31, 2015	4	4
Treasury stock at cost: 11 shares at September 30, 2016 and 2 shares at December 31, 2015	(264)	(41)
Additional paid-in capital	221,041	207,541
Accumulated other comprehensive loss	(13)	(101)
Accumulated deficit	(118,270)	(89,429)
Total stockholders' equity	102,498	117,974
Total liabilities and stockholders' equity	$205,284	$204,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$38,305	$28,018	$108,069	$78,459
Cost of revenues(1)	19,599	15,135	56,283	42,545
Gross profit	18,706	12,883	51,786	35,914
Operating expenses:
Sales and marketing(1)	8,980	6,660	26,798	19,841
Research and development(1)	8,219	5,979	23,952	14,927
General and administrative(1)	8,624	5,961	23,482	16,430
Acquisition related costs	1,835	1,006	4,793	1,006
Amortization of acquired intangibles	368	227	1,104	227
Unoccupied lease charges	—	—	33	—
Total operating expenses	28,026	19,833	80,162	52,431
Loss from operations	(9,320)	(6,950)	(28,376)	(16,517)
Other income (expense):
Interest and other income	90	84	260	205
Interest and other expense	(154)	(71)	(395)	(208)
Total other income (expense), net	(64)	13	(135)	(3)
Loss before income taxes	(9,384)	(6,937)	(28,511)	(16,520)
Provision for income taxes	(97)	(79)	(330)	(123)
Net loss	$(9,481)	$(7,016)	$(28,841)	$(16,643)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale investments	(17)	25	88	(11)
Comprehensive loss	$(9,498)	$(6,991)	$(28,753)	$(16,654)
Net loss per common share, basic and diluted	$(0.24)	$(0.19)	$(0.73)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted	39,870	37,438	39,445	36,774
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$547	$290	$1,408	$706
Sales and marketing	587	399	1,514	1,035
Research and development	766	302	2,050	681
General and administrative	1,459	920	3,849	2,450
Total stock-based compensation expenses	$3,359	$1,911	$8,821	$4,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(28,841)	$(16,643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred implementation, solution and other costs	4,928	3,750
Depreciation and amortization	8,935	4,429
Amortization of debt issuance costs	72	72
Amortization of premiums on investments	324	225
Stock-based compensation expenses	8,821	4,872
Deferred income taxes	208	—
Allowance for sales credits	29	37
Loss on disposal of long-lived assets	102	—
Unoccupied lease charges	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,265)	(3,420)
Prepaid expenses and other current assets	(2,062)	326
Deferred solution and other costs	(6,617)	(4,679)
Deferred implementation costs	(4,784)	(3,064)
Other long-term assets	(109)	137
Accounts payable	1,361	1,104
Accrued liabilities	7,841	1,611
Deferred revenues	12,319	11,692
Deferred rent and other long-term liabilities	3,316	(71)
Net cash (used in) provided by operating activities	(1,389)	378
Cash flows from investing activities:
Purchases of investments	(32,024)	(41,418)
Maturities of investments	34,650	17,418
Purchases of property and equipment	(13,553)	(3,570)
Business combinations, net of cash acquired	(95)	(18,583)
Capitalized software development costs	(1,932)	—
Purchases of other intangible assets	(263)	—
Increase in restricted cash	—	(486)
Net cash used in investing activities	(13,217)	(46,639)
Cash flows from financing activities:
Payments on financing obligations	(4,890)	(2,873)
Payments on capital lease obligations	(161)	(324)
Proceeds from the issuance of common stock, net of issuance costs	(8)	53,045
Proceeds from exercise of stock options to purchase common stock	4,462	3,623
Shares acquired to settle the exercise of stock options	(223)	(20)
Net cash (used in) provided by financing activities	(820)	53,451
Net (decrease) increase in cash and cash equivalents	(15,426)	7,190
Cash and cash equivalents, beginning of period	67,049	67,979
Cash and cash equivalents, end of period	$51,623	$75,169
Supplemental disclosures of cash flow information:
Cash paid for taxes	$120	$60
Cash paid for interest	$167	$180
Non-cash investing activities:
Acquisition consideration payable to seller - working capital adjustment	$—	$980

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business

Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based virtual banking solutions. The Company enables regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services to more effectively engage with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its RCFI customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.

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

In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 12, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable, net, as of September 30, 2016 or December 31, 2015.

Accounts Receivable

Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's virtual banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of September 30, 2016 and December 31, 2015 were unbilled receivables of $4.8 million and $3.4 million, respectively.

The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of September 30, 2016 and December 31, 2015, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of September 30, 2016 and December 31, 2015.

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

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. The out-of-pocket expenses are reported in cost of revenues.

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

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.7 million and $1.0 million during the three months ended September 30, 2016 and 2015, respectively, and $4.8 million and $3.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Software Development Costs

Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues. As of September 30, 2016, no amortization of capitalized software development costs has been recognized as none of the related individual products have reached general release. The Company capitalized software development costs in the amount of $0.7 million and zero during the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and zero during the nine months ended September 30, 2016 and 2015, respectively.

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

Advertising

All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.1 million for each of the three months ended September 30, 2016 and 2015 and were $0.2 million for each of the nine months ended September 30, 2016 and 2015.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2016, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share

The following table sets forth the computations of loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerators:
Net loss	$(9,481)	$(7,016)	$(28,841)	$(16,643)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,870	37,438	39,445	36,774
Net loss per common share, basic and diluted	$(0.24)	$(0.19)	$(0.73)	$(0.45)

Due to net losses for each of the three and nine months ended September 30, 2016 and 2015, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	5,981	5,831	5,981	5,831

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact its condensed consolidated financial statements.

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

The former shareholders of Centrix have the right to receive in the aggregate up to $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $1.8 million and $4.4 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2016, respectively, and $0.8 million for each of the three and nine months ended September 30, 2015. The unpaid amounts due to the former shareholders are recorded in accrued compensation in the condensed consolidated balance sheets.

Former key employees of Social Money have the right to receive in the aggregate up to $0.3 million based upon continued employment. Payouts under these agreements are contingent upon the future employment of these key employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized $0.1 million and $0.2 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2016, respectively, and zero for each of the three and nine months ended September 30, 2015. The unpaid amounts due to the former key employees are recorded in accrued compensation in the condensed consolidated balance sheets.

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

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2016:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,795	$9,795	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$13,044	$—	$13,044	$—
Corporate bonds and commercial paper	12,095	—	12,095	—
Certificates of deposit	15,569	—	15,569	—
	$40,708	$—	$40,708	$—

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

5. Cash, Cash Equivalents and Investments

The Company's cash, cash equivalents and investments as of September 30, 2016 and December 31, 2015 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.

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

As of September 30, 2016 and December 31, 2015, the Company's cash was $41.8 million and $60.2 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of September 30, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,795	$—	$—	$9,795

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,049	$1	$(6)	$13,044
Corporate bonds and commercial paper	12,103	2	(10)	12,095
Certificates of deposit	15,569	—	—	15,569
	$40,721	$3	$(16)	$40,708

A summary of the Company's cash equivalents and investments as of December 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$6,860	$—	$—	$6,860

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,044	$—	$(38)	$13,006
Corporate bonds and commercial paper	17,908	—	(63)	17,845
Certificates of deposit	12,720	—	—	12,720
	$43,672	$—	$(101)	$43,571

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

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2016	December 31, 2015
Due within one year or less	$23,714	$22,737
Due after one year through five years	16,994	20,834
	$40,708	$43,571

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of September 30, 2016.

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$8,022	$(6)	$8,016
Corporate bonds and commercial paper	10,095	(10)	10,085
	$18,117	$(16)	$18,101

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2015:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,044	$(38)	$13,006
Corporate bonds and commercial paper	16,907	(63)	16,844
	$29,951	$(101)	$29,850

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $12.9 million at September 30, 2016 and December 31, 2015. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit, and no impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.

The Company recorded intangible assets from the acquisitions in 2015, discussed in Note 3, Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.8 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively and $1.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Software development costs capitalized as of September 30, 2016 were $2.2 million and $0.3 million as of December 31, 2015. As these software products have not reached general release, the Company has not commenced amortization of these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues.

7. Debt

In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended several times, most recently on March 31, 2016, to modify the Credit Facility to allow for the acquisition of Social Money. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which was paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expired on October 11, 2016, at which time maximum borrowings under the Facility were reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable.

As of September 30, 2016, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million. The interest rate applicable to the Credit Facility was 3.5%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of September 30, 2016.
8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. We believe our current facilities will be adequate for our needs for the foreseeable future. Rent expense under operating leases was $0.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2016 were as follows:

Operating Leases
Year Ended December 31,
2016 (from October 1 to December 31)	$1,210
2017	5,494
2018	5,536
2019	5,538
2020	5,563
Thereafter	29,420
Total minimum lease payments	$52,761

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contractual Commitments
The Company has non-cancelable contractual commitments related to third-party products, co-location fees and other product costs. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2016 (from October 1 to December 31)	$2,070
2017	7,937
2018	7,285
2019	6,061
2020	5,437
Thereafter	—
Total commitments	$28,790
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

As of December 31, 2015, a total of 3,628 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2016, 1,750 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2016, 19 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2016 a total of 5,397 shares were allocated for issuance under the 2014 Plan. As of September 30, 2016, options to purchase a total of 2,040 shares of common stock have been granted under the 2014 Plan, 1,444 shares have been reserved under the 2014 Plan for the vesting of restricted stock units, 146 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,059 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2016, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Stock Options

Stock option activity during the nine months ended September 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2016	5,044	$8.84
Granted	880	23.41
Exercised	(1,093)	4.28
Forfeited	(67)	16.93
Balance as of September 30, 2016	4,764	$12.46

Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	716	$26.19
Granted	708	25.28
Vested	(141)	26.12
Forfeited	(66)	26.27
Nonvested as of September 30, 2016	1,217	$25.66

10. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three and nine months ended September 30, 2016 is based on the estimated annual effective tax rate for fiscal year 2016. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

For the three months ended September 30, 2016 and 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 1.0% and 1.1%, respectively. For the nine months ended September 30, 2016 and 2015, the Company's provision for income taxes reflected an effective tax rate of approximately 1.2% and 0.7%, respectively. For the three and nine months ended September 30, 2016 and 2015, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

The Company had no unrecognized tax benefits as of September 30, 2016. The Company's tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

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

Overview

We are a leading provider of secure, cloud-based virtual banking solutions. We enable regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated virtual banking services to more effectively engage with their retail and commercial account holders who expect to bank anytime, anywhere and on any device. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose-build our solutions to deliver a compelling, consistent user experience across digital channels and drive the success of our customers by extending their local brands, enabling improved account holder retention and creating incremental sales opportunities.

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

Registered Users

We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 6.3 million, 4.3 million and 3.1 million registered users on the Q2 platform as of December 31, 2015, 2014 and 2013, respectively. Registered users on the Q2 platform at September 30, 2016 were 7.8 million compared to 6.0 million at September 30, 2015.

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(9,481)	$(7,016)	$(28,841)	$(16,643)
Depreciation and amortization	3,064	1,873	8,935	4,429
Stock-based compensation expense	3,359	1,911	8,821	4,872
Provision for income taxes	97	79	330	123
Interest and other (income) expense, net	64	(13)	135	3
Acquisition related costs	1,835	1,006	4,793	1,006
Unoccupied lease charges	—	—	33	—
Adjusted EBITDA	$(1,062)	$(2,160)	$(5,794)	$(6,210)

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

Subscription fees are based on the number of solutions purchased by our customers, the number of registered users and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed and recognized monthly over the term of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. We begin recognizing subscription fees on the date a solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial agreement term beginning on the date we commence recognizing subscription fees. Amounts that have been invoiced but not paid are recorded in accounts receivable and in revenues or deferred revenues, depending on whether our revenue recognition criteria have been met.

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

Cost of Revenues

Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel. Cost of revenues also includes: the direct costs of bill-pay and other third-party intellectual property included in our solutions; the amortization of deferred solution and services costs; co-location facility costs and depreciation of our data center assets; an allocation of general overhead costs; the amortization of acquired technology; and, referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include consulting and professional fees, insurance and travel. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance, increased professional services expenses and costs associated with enhanced investor relations activities.

Acquisition Related Costs

Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of Centrix and Social Money which are recognized as earned, and various legal and professional service expenses incurred in connection with the acquisitions, which were recognized when incurred.

Amortization of Acquired Intangibles

Amortization of acquired intangibles represent the amortization of intangibles recorded in connection with our business acquisitions which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Income (Expense), Net

Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest incurred on our credit facility with Wells Fargo Bank, National Association, or our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes

As a result of our current net operating loss position, current income tax expenses consist primarily of state income taxes, and deferred income tax expenses relate to the tax amortization of recently acquired goodwill, resulting in the recognition of a net deferred tax liability.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$38,305	$28,018	$108,069	$78,459
Cost of revenues(1)(2)	19,599	15,135	56,283	42,545
Gross profit	18,706	12,883	51,786	35,914
Operating expenses:
Sales and marketing(2)	8,980	6,660	26,798	19,841
Research and development(2)	8,219	5,979	23,952	14,927
General and administrative(2)	8,624	5,961	23,482	16,430
Acquisition related costs	1,835	1,006	4,793	1,006
Amortization of acquired intangibles	368	227	1,104	227
Unoccupied lease charges	—	—	33	—
Total operating expenses	28,026	19,833	80,162	52,431
Loss from operations	(9,320)	(6,950)	(28,376)	(16,517)
Total other income (expense), net	(64)	13	(135)	(3)
Loss before income taxes	(9,384)	(6,937)	(28,511)	(16,520)
Provision for income taxes	(97)	(79)	(330)	(123)
Net loss	$(9,481)	$(7,016)	$(28,841)	$(16,643)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $0.8 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$547	$290	$1,408	$706
Sales and marketing	587	399	1,514	1,035
Research and development	766	302	2,050	681
General and administrative	1,459	920	3,849	2,450
Total stock-based compensation expenses	$3,359	$1,911	$8,821	$4,872

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	51.2	54.0	52.1	54.2
Gross profit	48.8	46.0	47.9	45.8
Operating expenses:
Sales and marketing(2)	23.4	23.8	24.8	25.3
Research and development(2)	21.5	21.3	22.2	19.0
General and administrative(2)	22.5	21.3	21.7	20.9
Acquisition related costs	4.8	3.6	4.4	1.3
Amortization of acquired intangibles	1.0	0.8	1.0	0.3
Unoccupied lease charges	—	—	0.1	—
Total operating expenses	73.2	70.8	74.2	66.8
Loss from operations	(24.4)	(24.8)	(26.3)	(21.0)
Total other income (expense), net	(0.2)	—	(0.1)	—
Loss before income taxes	(24.6)	(24.8)	(26.4)	(21.0)
Provision for income taxes	(0.3)	(0.3)	(0.3)	(0.2)
Net loss	(24.8)%	(25.0)%	(26.7)%	(21.2)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 2.1% and 0.7% for the three months ended September 30, 2016 and 2015, respectively, and 2.2% and 0.3% for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	1.4%	1.0%	1.3%	0.9%
Sales and marketing	1.5	1.4	1.4	1.3
Research and development	2.0	1.1	1.9	0.9
General and administrative	3.8	3.3	3.6	3.1
Total stock-based compensation expenses	8.8%	6.8%	8.2%	6.2%

Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Revenues

The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Revenues	$38,305	$28,018	$10,287	36.7%	$108,069	$78,459	$29,610	37.7%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Revenues increased by $10.3 million, or 36.7%, from $28.0 million for the three months ended September 30, 2015 to $38.3 million for the three months ended September 30, 2016. This increase in revenue was primarily attributable to a $9.1 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $1.2 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Revenues increased by $29.6 million, or 37.7%, from $78.5 million for the nine months ended September 30, 2015 to $108.1 million for the nine months ended September 30, 2016. This increase in revenue was primarily attributable to a $26.3 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $3.3 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions.

Cost of Revenues

The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Cost of revenues	$19,599	$15,135	$4,464	29.5%	$56,283	$42,545	$13,738	32.3%
Percentage of revenues	51.2%	54.0%			52.1%	54.2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Cost of revenues increased by $4.5 million, or 29.5%, from $15.1 million for the three months ended September 30, 2015 to $19.6 million for the three months ended September 30, 2016. This increase was attributable to a $1.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.3 million increase in stock-based compensation expense allocated to cost of revenue expenses for the increase in the number and value of stock-based awards vesting during the period, a $1.1 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.6 million increase in amortization of acquired customer technology, a $0.5 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.2 million increase in travel and other discretionary expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Cost of revenues increased by $13.7 million, or 32.3%, from $42.5 million for the nine months ended September 30, 2015 to $56.3 million for the nine months ended September 30, 2016. This increase was attributable to a $4.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.7 million increase in stock-based compensation expense allocated to cost of revenue expenses for the increase in the number and value of stock-based awards vesting during the period, a $3.4 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $2.3 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.2 million increase in amortization of acquired customer technology, a $1.3 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.4 million increase in travel and other discretionary expenses.

We defer certain payroll costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the same period in which the related revenue is recognized. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity and process improvement, and we expect future expansion of gross margin as we begin to achieve economies of scale from these investments.

Operating Expenses

The following tables present our operating expenses for each of the periods indicated (dollars in thousands):

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Sales and marketing	$8,980	$6,660	$2,320	34.8%	$26,798	$19,841	$6,957	35.1%
Percentage of revenues	23.4%	23.8%			24.8%	25.3%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Sales and marketing expenses increased by $2.3 million, or 34.8%, from $6.7 million for the three months ended September 30, 2015 to $9.0 million for the three months ended September 30, 2016. This increase was primarily attributable to a $1.7 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.2 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.3 million increase in travel and other discretionary marketing spend, and a $0.3 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Sales and marketing expenses increased by $7.0 million, or 35.1%, from $19.8 million for the nine months ended September 30, 2015 to $26.8 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $5.2 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.5 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.9 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.5 million increase in recruiting and travel related expenses, and a $0.4 million increase in discretionary marketing spend.

We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spending to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Research and development	$8,219	$5,979	$2,240	37.5%	$23,952	$14,927	$9,025	60.5%
Percentage of revenues	21.5%	21.3%			22.2%	19.0%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Research and development expenses increased by $2.2 million, or 37.5%, from $6.0 million for the three months ended September 30, 2015 to $8.2 million for the three months ended September 30, 2016. This increase was primarily attributable to a $1.8 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number and value of stock-based awards vesting during the period, and a $0.5 million increase in facilities and other overhead costs which were allocated to our research and development departments, partially offset by a $0.1 million decrease in recruiting expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Research and development expenses increased by $9.0 million, or 60.5%, from $14.9 million for the nine months ended September 30, 2015 to $24.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $7.4 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $1.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number and value of stock-based awards vesting during the period, a $1.5 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.3 million increase in travel and other discretionary expenses, partially offset by a $0.2 million decrease in recruiting expenses.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
General and administrative	$8,624	$5,961	$2,663	44.7%	$23,482	$16,430	$7,052	42.9%
Percentage of revenues	22.5%	21.3%			21.7%	20.9%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. General and administrative expenses increased by $2.7 million, or 44.7%, from $6.0 million for the three months ended September 30, 2015 to $8.6 million for the three months ended September 30, 2016. The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in personnel costs to support the growth of our business, which included a $0.5 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number and value of stock-based awards vesting during the period, a $0.8 million increase in professional services due to the increased costs associated with being a public company, and a $0.4 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. General and administrative expenses increased by $7.1 million, or 42.9%, from $16.4 million for the nine months ended September 30, 2015 to $23.5 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily attributable to a $3.8 million increase in personnel costs to support the growth of our business, which included a $1.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number and value of stock-based awards vesting during the period, a $2.1 million increase in professional services due to the increased costs associated with being a public company, and a $1.1 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.

General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance, and professional services expenses and costs associated with investor relations activities as a result of being a public company. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017, we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company and will no longer be able to rely on certain exemptions that were previously available to us as an emerging growth company. We anticipate that general and administrative expenses will remain elevated in the fourth quarter of 2016 as we incur both increased external audit fees as well as accelerated spending to ensure SOX compliance given this change in filing status.

Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Acquisition related costs	$1,835	$1,006	$829	82.4%	$4,793	$1,006	$3,787	376.4%
Percentage of revenues	4.8%	3.6%			4.4%	1.3%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Acquisition related costs increased by $0.8 million, or 82.4%, from $1.0 million for the three months ended September 30, 2015 to $1.8 million for the three months ended September 30, 2016. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015. The expense for the three months ended September 30, 2016 is comprised solely of compensation expense related to the achievement of milestone and retention bonuses for employees of Centrix and Social Money. The expense for the three months ended September 30, 2015 included $0.8 million of compensation related to milestone and retention bonuses for employees of Centrix and $0.2 million of legal and other expenses incurred related to the acquisitions.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Acquisition related costs increased by $3.8 million, or 376.4%, from $1.0 million for the nine months ended September 30, 2015 to $4.8 million for the nine months ended September 30, 2016. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015. The expense for the nine months ended September 30, 2016 is comprised primarily of compensation expense related to the achievement of milestone and retention bonuses for employees of Centrix and Social Money along with $0.2 million of legal and other expenses incurred related to the acquisition of Social Money. The expense for the nine months ended September 30, 2015 included $0.8 million of compensation related to milestone and retention bonuses for employees of Centrix and $0.2 million of legal and other expenses incurred related to the acquisitions.

Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	(%)	2016	2015	$	(%)
Amortization of acquired intangibles	$368	$227	$141	62.1%	$1,104	$227	$877	386.3%
Percentage of revenues	1.0%	0.8%			1.0%	0.3%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Amortization of acquired intangibles increased $0.1 million, or 62.1%, from $0.2 million for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016 due to the Centrix and Social Money acquisitions completed in July and November of 2015. respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Amortization of acquired intangibles increased by $0.9 million, or 386.3%, from $0.2 million for the nine months ended September 30, 2015 to $1.1 million for the nine months ended September 30, 2016 due to the Centrix and Social Money acquisitions completed in July and November of 2015, respectively.

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering, or IPO, and follow-on offerings and cash flows from operations.  At September 30, 2016, our principal sources of liquidity were cash, cash equivalents and investments of $92.3 million and $22.0 million of available borrowings under our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(1,389)	$378
Investing activities	(13,217)	(46,639)
Financing activities	(820)	53,451
Net (decrease) increase in cash and cash equivalents	$(15,426)	$7,190

Cash Flows from Operating Activities

Cash (used in) provided by operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the nine months ended September 30, 2016, our net cash and cash equivalents used in operating activities were $1.4 million, which consisted of a net loss of $28.8 million, partially offset by cash inflows from changes in operating assets and liabilities of $4.0 million and non-cash adjustments of $23.5 million. Cash inflows were the result of a $12.3 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $9.2 million increase in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities, and a $3.3 million increase in deferred rent and other long-term liabilities as a result of the tenant improvement allowances for our new buildings. Cash outflows were the result of an $11.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $7.3 million increase in accounts receivable due to the timing of billings and customer payments, and a $2.1 million increase in prepaid and other current assets related to various prepaid expenses. Non-cash items consisted primarily of $8.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $8.8 million of stock-based compensation expense, $4.9 million of amortization of deferred implementation, deferred solution and other costs, and $0.8 million of other non-cash items.

For the nine months ended September 30, 2015, our net cash and cash equivalents provided by operating activities were $0.4 million, which consisted of a net loss of $16.6 million, partially offset by cash inflows from changes in operating assets and liabilities of $3.6 million and non-cash adjustments of $13.4 million. Cash inflows were the result of an $11.7 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $2.7 million increase in accounts payable and accrued liabilities due to the timing of payments for various third-party direct costs and in support of our expanding customer base, and a $0.3 million decrease in prepaid and other current assets related to the expensing of various prepaid corporate insurances and other prepaid expenses. Cash outflows were the result of a $7.7 million increase in deferred solution and implementation costs due to our increased customer growth, new and existing customers undergoing implementations during the period, and due to the timing of annual third-party maintenance billings, and a $3.4 million increase in accounts receivable due to the timing of billings and customer payments. Non-cash items consisted primarily of $4.9 million of stock-based compensation expense, $4.4 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, and $3.8 million of amortization of deferred implementation and deferred solution and other costs.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, purchases of property and equipment to support our growth, and costs incurred for the development of capitalized software. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.

For the nine months ended September 30, 2016, net cash used in investing activities was $13.2 million, consisting primarily of $32.0 million for the purchase of investments, $13.6 million for the purchase of property and equipment, $1.9 million from the capitalization of software development costs, and $0.3 million from the purchase of other intangible assets, partially offset by $34.7 million from maturities of investments.

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

Cash Flows from Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock in our follow-on offerings and from exercises of options to purchase common stock offset by payments on financing obligations.

For the nine months ended September 30, 2016, net cash used in financing activities was $0.8 million, consisting of $4.9 million of payments on financing obligations and $0.2 million of payments on capital lease obligations, partially offset by $4.2 million received from the exercise of stock options.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, and subsequent to September 30, 2016, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 12, 2016.

On February 8, 2016, we entered into an office lease agreement to lease approximately 21 thousand rentable square feet in south Austin, Texas. The lease commenced on May 1, 2016, and the term of the lease runs 84 months, with a five-year renewal option, and the rent obligations under the lease begin with rents of $43,000 per month, which escalate over the course of the lease to $52,000 per month in the final months of the lease term.

 The following table summarizes our contractual obligations and commitments at September 30, 2016 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$18	$—	$—	$—	$18
Operating lease obligations	5,319	11,056	10,584	25,802	52,761
Purchase commitments	8,087	13,908	6,795	—	28,790
Acquisition hold back	2,500	—	—	—	2,500
	$15,924	$24,964	$17,379	$25,802	$84,069

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating how the adoption of this standard will impact our condensed consolidated financial statements.

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

Under this definition, we are currently an "emerging growth company" and will remain one until December 31, 2016. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017, we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. Our Annual Report on Form 10-K for the year ended December 31, 2016 will reflect this change.
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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended September 30, 2016, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 25, 2014, we completed our IPO of 7,760,870 shares of common stock, at a price of $13.00 per share, before underwriting discounts and commissions, and on April 2, 2014 we completed the sale of an additional 1,164,131 shares of our common stock, at a price of $13.00 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 7,414,131 of such shares and existing stockholders sold an aggregate of 1,510,870 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193911), which was declared effective by the SEC on March 19, 2014.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), and completed the acquisition of Social Money for $10.7 million in cash, which includes a hold-back of $2.5 million payable 18 months after closing date less the portion of any indemnifiable claims, if any. The right of the former shareholders of Centrix to receive in the aggregate up to an additional $9 million based upon the achievement of certain milestones and the continued employment of certain shareholders will also be funded through the use of a portion of the proceeds of the IPO.
On March 4, 2015, we completed a follow-on offering of 5,890,705 shares of our common stock at a price of $19.75 per share, before underwriting discounts and commissions, including 768,352 shares of our common stock resulting from the underwriters' exercise of their over-allotment option. We sold 1,757,290 of such shares and existing stockholders sold an aggregate of 4,133,415 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the March follow-on offering. The offer and sale of all of the shares in the March follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-202109), which was declared effective by the SEC on February 26, 2015. There have been no material changes in the planned use of proceeds from the March follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 27, 2015.
On September 30, 2015, we completed a follow-on offering of 3,798,996 shares of our common stock at a price of $25.50 per share, before underwriting discounts and commissions, and on October 15, 2015 we completed the sale of an additional 569,850 shares of our common stock, at a price of $25.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their over-allotment option to purchase additional shares. We sold 853,409 of such shares and existing stockholders sold an aggregate of 3,515,437 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in this follow-on offering or as a result of the underwriters exercising their over-allotment option in this offering. The offer and sale of all of the shares in the September follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-206869), which was declared effective by the SEC on September 24, 2015. There have been no material changes in the planned use of proceeds from our September follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015.
(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1 - 31, 2016	—	$—	$—	$—
August 1 - 31, 2016	2,360	26.98	—	—
September 1 - 30, 2016	—	—	—	—
Total	2,360	$26.98	$—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

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

Q2 HOLDINGS, INC.
November 3, 2016	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

November 3, 2016	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	*
Employment Agreement, dated effective August 22, 2016, by and between Q2 Software, Inc. and Odus Edward Wittenburg, Jr. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2016).

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