Form 10-K/A
period 2015-12-31
Q2 Holdings, Inc.
filed 2016-12-01
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Part III of the Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 28, 2016, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-K/A, the Proxy Statement is not deemed to be filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.
Explanatory Note
On February 12, 2016, Q2 Holdings, Inc., or Q2, filed its Annual Report on Form 10-K with the Securities and Exchange Commission, or the Original Report, for the fiscal year ended December 31, 2015. This Amendment No. 1 to Annual Report on Form 10-K/A amends the Original Report in order to amend “Item 9A Controls and Procedures” to (a) include management’s report on internal control over financial reporting for the fiscal year ended December 31, 2015 which was inadvertently excluded from the Original Report and (b) amend management's conclusions regarding the effectiveness of Q2's disclosure controls and procedures solely as a result of Q2's failure to include in the Original Report management’s report on internal control over financial reporting for the fiscal year ended December 31, 2015. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and Q2’s other filings with the SEC.

PART II

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by the Annual Report on Form 10-K. Based solely upon the reason specified in the Explanatory Note to this Amendment No. 1 to Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date. Management has taken steps to ensure that future filings contain management’s report on internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of December 31, 2015, as defined in Jobs Act.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed with Report
(1) Financial Statements.
The following statements were filed as part of the Original Report amended by this report, and are located at the pages in the Original Report as indicated:

(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere in the Original Report or the notes thereto.

(3) Exhibits.
The information required by this Item is set forth on the exhibit index that follows the signature page of this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	Q2 HOLDINGS, INC.
December 1, 2016	By:	/s/ MATTHEW P. FLAKE
Matthew P. Flake Chief Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Q2 Acquisition Corporation, Q2 Software, Inc., and RHS Investments, L.P.	S-1	333- 193911	2/12/2014	2.1

2.2		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Cardinal Acquisition Corporation, Cardinal Software, Inc. and RHS Investments, Inc.	S-1	333- 193911	2/12/2014	2.2

2.3		Asset Purchase Agreement, dated June 11, 2010, by and between Cardinal Software Inc., ITS, Inc., and ITS Acquisition Sub, Inc.	S-1	333- 193911	2/12/2014	2.3

2.4		Separation and Distribution Agreement, dated March 1, 2013, by and between the Registrant, Q2 Software, Inc., CB Network Holdings, Inc. and CBANC Network, Incorporated	S-1	333- 193911	2/12/2014	2.4

2.5		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333- 193911	3/6/2014	3.2

3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333- 193911	3/6/2014	3.4

4.1		Third Amended and Restated Investors’ Rights Agreement, dated March 1, 2013	S-1	333- 193911	2/12/2014	4.1

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Credit Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.1

10.3.2		Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	8-K	001-36350	3/28/2014	10.1

10.3.3		Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	10-Q	001-36350	8/12/2014	10.1

10.3.4		Amendment Number Three to Credit Agreement, dated July 30, 2015, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	8-K	001-36350	7/31/2015	10.1

10.3.5		Guaranty and Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.2

10.3.6		Patent Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.3

10.4.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith

10.4.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

10.4.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.4.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.4.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.4.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Anderson	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant’s 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.10

10.11		Master Service Agreement dated October 18, 2012, by and among the Registrant and ViaWest, Inc.	S-1	333- 193911	2/12/2014	10.11

10.12.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.12.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.13	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden	10-K	001-36350	2/12/2016	10.13

21.1		List of Subsidiaries of the Registrant	10-K	001-36350	2/12/2016	21.1

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	001-36350	2/12/2016	23.1

24.1		Power of Attorney (see page 66 of this Annual Report on Form 10-K).	10-K	001-36350	2/12/2016	24.1

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
#

101.INS	XBRL Instance Document.	10-K	001-36350	2/12/2016	101.INS

101.SCH	XBRL Taxonomy Extension Schema.	10-K	001-36350	2/12/2016	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	001-36350	2/12/2016	101.CAL

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase.	10-K	001-36350	2/12/2016	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	001-36350	2/12/2016	101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-K	001-36350	2/12/2016	101.DEF

* Filed herewith # Furnished herewith † Management contract, compensatory plan or arrangement