Form 10-K
period 2016-12-31
Q2 Holdings, Inc.
filed 2017-02-21
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.
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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares held by non-affiliates on that date was approximately $740,966,764. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 40,465,818 shares of the registrant’s common stock outstanding as of January 31, 2017.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I
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
Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital banking solutions. We enable regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated digital banking services and engage more effectively with their consumer and commercial account holders who expect to bank anytime, anywhere and on any device. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose build our solutions to deliver a compelling, consistent user experience across digital channels and drive the success of our customers by extending their local brands, enabling improved account holder retention and creating incremental sales opportunities.
Our founding team has provided software solutions to the RCFI market for over 20 years, and they started Q2 with the mission of using technology to help RCFIs succeed and strengthen the communities they serve. We leverage our deep domain expertise to develop highly-secure digital banking solutions designed to help our customers compete in the complex and heavily-regulated financial services industry. We internally design and develop our solutions around a common platform that tightly integrates our solutions with each other and with our customers' internal and third-party systems. This integrated approach delivers to account holders a unified and robust digital banking experience across online, mobile and voice channels and allows for close, lasting relationships. We design our solutions and data center infrastructure to comply with the stringent security and technical regulations applicable to financial institutions and safeguard our customers and their account holders.
The RCFI market includes approximately 12,000 banks and credit unions that compete to provide financial services in the U.S. RCFIs have historically sought to differentiate themselves and create account holder loyalty by providing localized, in-branch banking services and serving as centers of commerce and influence in their communities. However, account holders increasingly engage with their financial services providers across digital channels rather than in physical branches, making it easier for account holders to access competitive financial services and more difficult for RCFIs to maintain account holder loyalty. Innovation in financial services technologies, the proliferation of mobile and tablet devices and evolving consumer expectations for modern and intuitive user experiences are pressuring RCFIs to deliver advanced digital banking services to successfully compete and grow.
RCFIs, unlike larger national banks, typically operate without all of the resources and personnel required to effectively deploy, manage and enhance their own internally-developed digital banking offerings. In addition, RCFIs are required to spend increasing amounts of time and money complying with rapidly changing federal and state rules and regulations and frequent examinations by regulatory agencies. As a result, RCFIs are challenged to satisfy account holder expectations and compete effectively in what has become a complex and dynamic environment. These challenges often cause RCFIs to rely on disparate, third-party and internally-developed point solutions to deliver digital banking services. However, many of these solutions provide limited features and functionality or can be expensive and time-intensive to implement, maintain and upgrade.

Based on our current prices and digital banking solutions, we believe that the RCFI market is greater than $3.5 billion annually. Our current RCFI customers represent approximately 3% of the 11,870 federally-insured RCFIs in the U.S. with less than $50 billion in assets. We believe we can capture an increasing portion of the IT spend among RCFIs as we continue to grow our customer base and introduce new solutions.
Our software-as-a-service, or SaaS, delivery model is designed to scale with our customers as they add account holders on our solutions and expand the breadth of digital banking services they offer. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital banking services our RCFI customers provide to their account holders. RCFIs can configure our solutions to function in a manner that is consistent with their specific workflows, processes and controls and personalize the experiences they deliver to their account holders by extending the services and local character of their branches across digital channels.
We primarily sell subscriptions to our cloud-based solutions through our direct sales organization and recognize the related revenues over the terms of our customer agreements. The initial term of our Q2 platform customer agreements averages over five years, although it varies by customer. Our revenues increase as we add new customers and sell additional solutions to existing customers and as our customers increase the number of account holders on our solutions. We earn additional revenues based on the number of transactions that account holders perform on our digital banking solutions. We support the efforts of our sales organization through a network of key association partners, such as the American Bankers Association, National Association of Federal Credit Unions, Texas Bankers Association and Western Independent Bankers.
We have achieved significant growth since our inception. We had total revenues of $150.2 million, $108.9 million and $79.1 million in 2016, 2015 and 2014, respectively. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation and customer support services which we believe drives higher customer retention and incremental sales opportunities within our existing customer base. As we have grown our customer base over time, the size of our customers has increased and as of December 31, 2016, we had 385 installed customers located in 48 states. Those customers had approximately 8.6 million consumer and commercial users registered on our platform solutions, and these registered users executed over $411 billion in financial transactions with our platform solutions during 2016.
We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, developing new solutions, enhancing our existing solutions and technical infrastructure and scaling our operations. We incurred net losses of $36.4 million, $25.1 million and $19.6 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, 2015, and 2014, we had total assets of $201.0 million, $204.5 million, and $136.8 million, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 13785 Research Blvd, Suite 150, Austin, Texas 78750. Our telephone number is (512) 275-0072.
Industry Background
RCFIs are a substantial and critical part of the economy
Regional and community banks and credit unions with less than $50 billion in assets comprised 11,870 of the approximately 12,000 federally-insured financial institutions in the U.S., as of September 30, 2016, according to data compiled by BauerFinancial. Further, banking institutions and credit unions with less than $50 billion in assets had assets of $4.7 trillion and $1.2 trillion, respectively, as of September 30, 2016, according to BauerFinancial.
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
RCFIs must respond to innovations in banking
A substantial majority of U.S. banks and U.S. credit unions now offer digital banking services to their consumer and commercial account holders, and account holders have increasingly come to expect and rely upon a wider range of digital banking services to meet their banking needs. By providing online account access and other digital banking services, financial institutions are able to better engage with and sell more products and services to their account holders through digital channels. To appeal to those account holders who utilize digital banking services, RCFIs must deliver robust digital banking capabilities that allow account holders to seamlessly transition between physical branches and digital channels.
Financial service providers are innovating and expanding the digital banking services they offer. In recent years, digital banking services have grown beyond simple account access to view balances and pay bills, to more advanced self-service features such as remote check deposit, peer-to-peer payments and online loan application and approval. To remain competitive, RCFIs must keep pace with the innovation in the financial services industry by frequently enhancing the quality and scope of the digital banking services they offer.
The proliferation of mobile devices and evolving consumer expectations for modern and intuitive user experiences increase the challenges of offering digital banking solutions
The proliferation of smart mobile devices expands the channels through which account holders can perform digital banking activities, decreasing the need to visit physical bank branches. The accelerating adoption of these devices and the extension of digital banking services to new devices are making it increasingly difficult to provide a consistent, intuitive and personalized user experience and driving the need to provide digital banking solutions that support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital banking services across multiple operating systems and devices increases the difficulty of providing a consistent, intuitive and personalized user experience.
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
Security is of paramount importance in digital banking
The risks of theft and fraud have always existed in banking. However, as the adoption and use of digital banking services has increased, the incidence of fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial institutions to continually modify their security strategies. In addition, safeguarding RCFI and account holder funds and information becomes increasingly complex as digital banking services grow and extend across new channels and devices.
Market dynamics are driving demand for third-party solutions
RCFIs, unlike larger national banks, typically operate without all of the resources and personnel required to effectively deploy, manage, and enhance their own internally-developed digital banking service offerings. Following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the increased rule-making and examination efforts imposed by federal and state regulatory officials, RCFIs are having to commit additional time and resources to compliance matters. As a result, RCFIs are challenged to operate successfully in what has become a complex and dynamic environment.
These market dynamics are driving greater demand among RCFIs for modern, intuitive digital banking solutions from leading third-party providers. Based on our current prices and digital banking solutions, we believe that the RCFI market is greater than $3.5 billion annually. As RCFIs continue to embrace digital banking, they will need partners who can help them maintain and enhance the level of personalization they can deliver to their account holders in an effort to continue to differentiate themselves. We believe we can capture an increasing portion of the market for RCFI spend on IT, and in particular their spend on new initiatives, as we continue to broaden the scope of our digital banking solutions by identifying additional solutions that will further benefit and grow our RCFI customers' account holder bases.
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
Traditional digital banking systems have limitations
Many traditional digital banking systems were originally developed over a decade ago to address a single type of account holder or specific digital channel such as voice banking. These systems can create the following challenges for RCFIs:

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
The use of multiple point systems for digital banking can require account holders to maintain different login credentials for their consumer and commercial accounts across digital channels and learn and understand different systems. Additionally, the disjointed nature of the underlying workflows, data and terminology caused by the implementation of multiple solutions can lead to decreased account holder adoption, retention and satisfaction. Account holders' adoption, retention and satisfaction can be adversely impacted by the dated user interfaces of older legacy systems.
We believe innovation in financial services technologies, the proliferation of mobile and tablet devices and evolving consumer expectations for modern and intuitive user experiences, combined with the limitations of traditional systems, create a significant opportunity for a SaaS provider to address the challenges RCFIs face as they seek to increase their level of engagement with account holders across digital channels and drive account holder loyalty. We believe this opportunity creates a substantial and growing market for cloud-based digital banking solutions that deliver modern, intuitive self-service banking capabilities with a compelling and personalized user experience across digital channels and devices, while complying with regulatory requirements and safeguarding RCFIs and their account holders from fraud and theft.
Our Solutions
We provide secure, compliant cloud-based software solutions designed to enable RCFIs to grow their account holder bases and increase their profitability and market share by leveraging the power of digital banking. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose build our solutions to deliver a compelling, consistent user experience across digital channels and devices, promoting account holder acquisition and retention and creating incremental sales opportunities.
Key Attributes
Our digital banking solutions include the following key attributes:

•
Common platform: Our solutions all operate on a common platform that supports the delivery of unified digital banking services across online, mobile and voice channels. Our platform provides a single point of management enabling RCFIs to deliver targeted experiences including tailored rights, features and branding to account holders.

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

Key Benefits
We believe our solutions provide the following key benefits to our RCFI customers and their account holders:

•
Delivery of robust digital banking services across digital channels: Our cloud-based solutions enable our RCFI customers to deliver robust and integrated digital banking services to their account holders who increasingly expect and appreciate the freedom to bank anytime, anywhere and on any device. Through a single log-in and consistent workflow, users are able to seamlessly conduct consumer and commercial transactions across digital channels and devices.

•
Improved and more frequent engagement with account holders: The breadth of our digital banking solutions and quality of the user experience they provide enable our RCFI customers to increase the frequency and effectiveness of their interactions with account holders. Our customers interact significantly more on average with account holders through our solutions than in physical branches. The frequency of these interactions can strengthen the relationships between account holders and our RCFI customers and help our customers gain a better understanding of the behavior and activities of their account holders to better serve them.

•
Drive account holder loyalty: We believe our RCFI customers are able to drive account holder loyalty by increasing their level of engagement with account holders and consolidating their digital banking activities on a single platform across devices and digital channels. Our customers are also able to tailor our solutions by offering individually relevant functionality as well as branded, localized user experiences. We believe this further strengthens loyalty by extending account holders' emotional ties to local branches into digital channels.

•
More effective marketing of products and services: Our customers' marketing of their new and existing products and services through our solutions can be more frequent, timely and targeted than through traditional advertising. The ease and availability of communications within these digital channels also make it easier for account holders to find information about products and services whenever needed.

•
Real-time security: Our integrated Q2 Risk & Fraud Analytics offering allows our customers to better identify suspect activities and protect against fraud and theft by monitoring and understanding the behavior and activities of their account holders across channels. Customers leveraging our Risk & Fraud Analytics solution are blocking suspected fraudulent activity in real-time at the application layer and notifying operations staff and account holders of suspect transactions prior to funds leaving the financial institution. By approaching security in this and other ways, our customers can better safeguard their account holders and themselves, reducing risk and protecting their reputations. The products added through our July 2015 acquisition of Centrix Solutions, Inc., or Centrix, further strengthen our security, compliance and risk management capabilities and offerings.

•
Lower total cost of ownership: Our SaaS delivery model can reduce the total cost of ownership of our customers by providing on a subscription basis the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions. Our common platform is designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily and cost-effectively scale the use of our solutions with their needs as they add account holders and registered users and expand the digital banking services they offer.

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

Our Business Strengths
Since our inception, our mission has been to help our RCFI customers succeed and strengthen the communities they serve. As a result, we have remained focused on designing and developing solutions that help them respond to the unique challenges they face. We believe our position as a leading provider of digital banking solutions to our RCFI customers stems from the following strengths:

•
Our purpose-built solutions lead the RCFI digital banking market: We build our solutions to address the unique challenges that RCFIs face in providing digital banking services. Our common platform was created to support the proliferation of mobile and tablet devices and the speed at which their use has become a common part of daily life. Our platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our solutions enable our RCFI customers to provide a compelling, unified user experience to consumer and commercial account holders using a single login anywhere, anytime and on any device.

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

•
Our revenues are highly predictable: We generally recognize our revenues over the terms of our customer agreements. The initial term of our Q2 platform customer agreements averages over five years, although it varies by customer. Our long-term agreements and our high customer retention, as well as the growth over time in the number of account holders using our solutions, drive the recurring nature of our revenues and provide us with significant visibility into future revenues. Furthermore, we believe our customer services model drives high retention rates and incremental sales of our solutions.

•
Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past six years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." Our mission, combined with our focus on delivering cloud-based digital banking solutions to RCFIs, continue to enable us to attract and retain top talent.

Our Growth Strategy
We intend to continue to expand our position as a leading provider of cloud-based digital banking solutions to RCFIs. To accomplish this goal, we are pursuing the following growth strategies:

•
Further penetrate our large market opportunity: We believe RCFIs are increasingly adopting cloud-based digital banking solutions. Our current customers represent approximately 3% of the 11,870 federally-insured RCFIs in the U.S. with less than $50 billion in assets. We intend to further penetrate our large market opportunity and increase our number of RCFI customers through investments in our sales and marketing organization and related activities.

•
Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling additional solutions such as Q2 Corporate and Q2 SMART. In addition, our revenues from existing customers continue to grow as these customers increase the number of account holders on our solutions and as the number of transactions these account holders perform on our solutions increases.

•
Continue to expand our solutions and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. For example, we have added Q2 Corporate to our offerings, which are designed to support RCFIs in their efforts to attract and retain larger commercial accounts. Additionally, we successfully leveraged our common platform and integration capabilities which enabled us to derive rich analytics and build and deploy our Q2 Risk & Fraud Analytics offering. We also recently introduced Q2 SMART, which utilizes machine learning and statistical analysis to unlock actionable customer insights to drive improved targeting, products, growth and revenue across channels. We plan to continue to expand our analytics capabilities and leverage the data generated on our common platform to further support the strategic initiatives and growth of our existing and new customers.

•
Further develop our key association partner relationships: We establish key association partner relationships with industry-leading providers to optimize our go-to-market strategy and enhance the value of our platform. Our association partners typically inform, educate and connect RCFIs with the services and solutions required to deliver new and innovative technology to their account holders. We plan to leverage our association partner ecosystem and cultivate our key association partners, such as the American Banking Association, National Association of Federal Credit Unions, Texas Bankers Association and Western Independent Bankers, to increase the awareness of our solutions.

•
Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our 2015 acquisitions of Centrix and Smarty Pig, LLC, doing business as Social Money, or Social Money. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in businesses and technologies that will strengthen and expand the features and functionality of our solutions or provide access to new customers.

The Q2 Solutions
Our solutions allow RCFIs to offer a comprehensive and unified suite of digital banking services to their account holders. We internally design and develop our solutions around a common platform that integrates our solutions with each other and RCFIs' other internal and third-party systems and enables digital banking services to extend across online, mobile and voice channels. Our common platform architecture, deep integration with other systems and the multi-tenant aspects of our infrastructure, enable us to develop solutions that allow our customers to harness the power of the information within their other systems to gain greater insights and to improve the overall security of their account holders and themselves.
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
We leverage the benefits of our common platform to provide our customers the following solutions:
Q2online: Q2online is our browser-based digital banking solution. Q2online leverages the integration and other benefits of our common platform to securely deliver comprehensive RCFI-branded digital banking capabilities such as account access, check balancing, funds transfers, bill pay, recurring payments processing, statement viewing and new products and service applications. Q2online also supports single and batch ACH processing, payroll, state and federal tax payments and domestic and international wires. Q2online also provides our customers with management functionality such as account holder enrollment, password management, permissions, rights management, reports, integrated security as well as feature assignment for online, mobile and voice banking.
Q2 Risk & Fraud Analytics: Q2 Risk & Fraud Analytics is our real-time security analytics solution designed to help our customers detect and block suspect transactions within our digital banking solutions. Q2 Risk & Fraud Analytics provides both behavioral analytics and policy-based decision prompts for RCFI administrators. Our solution continuously learns account holder behaviors while providing an analysis of transaction activity via easy-to-use case management tools supporting either the authorization or interruption of transactions.
Q2 Corporate: Q2 Corporate is designed to support RCFIs in their efforts to attract and retain larger commercial accounts. Using Q2 Corporate, business accounts can more effectively manage higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, user roles, date and time as well as geographic location. In addition, Q2 Corporate supports more advanced information reporting designed to help RCFIs deliver key business information to their commercial account holders.
Q2 SMART: Q2 SMART is an intelligent targeting and messaging platform that allows customers to analyze account holder data utilizing machine learning and statistical analysis to look for opportunities to grow their account holder relationships with targeted offerings based on specific account holder behavior. Q2 SMART relies on a multichannel approach, identifying traits across a broad range of account holder behavioral patterns to help customers create new account holder campaigns, conversations and offers based on specific account holder behaviors rather than just demographics. Q2 SMART includes a recommendation engine that uses the same analysis to determine which products an account holder is most likely to adopt. Q2 SMART is fully integrated with the Q2 platform and summarizes account holder behavioral data using clear and easily understood metrics, graphs and charts that are updated daily and presented through an intuitive user interface.
Q2mobility App: Q2mobility App is our mobile and tablet digital banking solution. With Q2mobility App, consumer and commercial account holders can access, engage and complete banking transactions such as adding and managing payees, transferring funds, executing single or recurring payments for multiple bank accounts, viewing e-statements or check images and managing other general banking services from their Apple iOS or Android-enabled mobile or tablet device. Q2mobility App uses the native functionality of mobile and tablet devices, such as touch, camera and geo-location to enhance the digital banking experience of account holders.
Q2mobile Remote Deposit Capture: Q2mobile Remote Deposit Capture is a partnered solution that allows remote check deposit capture utilizing account holders' camera-ready mobile and tablet devices.
Q2text: Q2text is our mobile solution designed to enable specific digital banking activities through the text messaging function of the device. Q2text provides self-service banking to account holders without the use of an app. Q2text enables account holders to check account balances, review transaction histories, transfer funds between accounts and manage alert and notification messaging to their mobile device.
Q2voice: Q2voice is our voice-based solution for telephones. With Q2voice account holders can use their traditional telephone or mobile phones to conduct voice banking such as checking account balances and transfers. Q2voice also enables our customers to provide alerts, notification, security and completion of an online initiated transaction to their account holders.
Q2themes: Q2themes is a personalization solution for Q2online customers. RCFIs can use Q2themes to customize their digital banking services through personal, local, loyalty- and audience-specific themes, such as language preferences, font styles and designs specific to our customers' account holders.
Q2clarity: Q2clarity is our analytics solution for our Q2online customers. Q2clarity leverages cross-channel data and security analysis to provide our customers' executives with a view of key performance indicators, such as solution performance, utilization and account holder interactions.
Through the Centrix acquisition we now directly offer the following risk management, fraud detection and compliance products independently or as additional solutions on the Q2 platform:
Centrix Dispute Tracking System (DTS): DTS is our electronic transaction dispute management solution. It assists our customers in the administration of disputed electronic transactions (debit card, ATM, ACH and remittance transfers) for the purpose of compliance with Regulation E of the Electronic Fund Transfer Act. DTS includes an optional Fraud Alerts module which allows customers to quickly and accurately measure the financial impact of data breaches involving card payments.
Centrix Payments I.Q. System (PIQS): PIQS is our ACH file monitoring and risk reporting solution. PIQS offers simple and intuitive analytical reporting of both originated and inbound ACH activity, while also safeguarding against ACH fraud with calendaring and real-time validation of originated files.
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

Partner Offerings
The flexible nature of our common platform allows us to build rapid integrations with RCFIs' internal and third-party systems to support account holder activities and RCFI processes. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their account holders such as bill payment, personal finance management, online account opening and secure browsing while providing the RCFI a single view of the RCFI's activities and processes such as risk management, fraud detection and account reconciliation. This level of visibility enables our RCFI customers to evaluate the overall efficiency of their digital banking offerings.
Sales and Marketing
Our sales and marketing organization is responsible for growing our customer base and maintaining and expanding relationships with our existing customers. We sell our digital banking solutions mainly through our direct sales organization. Our direct sales organization consists of experienced sales professionals who are organized based on several different criteria including geography, account size, type of financial institution and whether a prospect is a new or existing customer. Our sales representatives are supported by our solutions consulting and sales operations teams.
Our marketing team complements our sales organization through lead generation, brand building, analyst relations and industry research. Our target market is well-defined due to the regulatory classifications of financial institutions. As a result, we are able to target our marketing efforts on RCFIs. We focus our marketing efforts on industry-specific tradeshows, publications and digital newsletters as well as referral agreements with strategic industry partners. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in account holder behavior and digital banking activities. Our marketing programs target RCFI technology, finance, operations and marketing executives as well as senior business leaders.
Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers unified cloud-based digital banking solutions built on a common platform. We allocate significant resources to developing and improving our platform and digital banking solutions to meet our customers' evolving needs. We monitor and test our solutions regularly, and we maintain a disciplined release process to enhance our existing solutions and introduce new capabilities without interrupting service delivery. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements. Our platform was engineered to support rapid development and deployment of new features to address RCFI needs in the market. We also enable RCFIs to address their market-specific needs via our extension and integration frameworks which is a key aspect of our technology strategy. Workflows and features that we deliver include automated enrollment, product specific payment workflows, loan origination, "save-the-change" programs, targeted marketing and new account opening.
Our research and development expenses were $32.5 million, $21.5 million and $12.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We serve our customers from two secure, third-party, American National Standards Institute Tier 4 data center facilities, one located in Carrollton, Texas and the other located in Austin, Texas. Both data centers are operated by the same third-party provider. We believe that our current data centers have sufficient capacity to meet our anticipated growth for the foreseeable future. Although we utilize a third party to manage our data center facilities, we manage the hardware and software on which our solutions operate. We utilize industry standard hardware in resilient configurations to minimize service interruptions, and regularly consider and implement improvements to enhance the resiliency of our services, including our recent improvements to actively distribute services across both data centers. As a result of these improvements, our network infrastructure is fully redundant within each of our data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our customers.

Our solutions have had average uptimes in excess of 99.9% since January 2013. We actively monitor our infrastructure 24x7 for any sign of failure, and we seek to take preemptive action to minimize and prevent downtime. Our data centers employ advanced measures to ensure physical integrity and security, including redundant power from multiple substations and cooling systems, fire and flood prevention mechanisms, continual security coverage and biometric readers at entry points as well as perimeter boundary security measures. We have also implemented extensive disaster recovery measures and continue to invest in data center and other technical infrastructure.
All users are authenticated, authorized and validated before they can access our solutions. Users must have at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model allows different groups of users to have different levels of access to our solutions. Our solutions' vulnerability is tested using internal tools prior to release, and an independent third-party performs penetration and vulnerability tests on our solutions periodically.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2016, we had two U.S. patent applications pending and two issued U.S. patents. Our issued patents, which expire in March 2028, relate to our intellectual property created to address technology integration challenges for community banks and credit unions. We use the software components and methods claimed in these patents to access the data from several different types of RCFIs and to allow us to deliver our online, mobile, tablet, voice and text solutions to their account holders without having to individually integrate each solution with each RCFI's data. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
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
Our Competition
The market for digital banking solutions is highly competitive. We compete with point solution vendors and core processing vendors, as well as internally developed solutions. We believe that our deep industry expertise, reputation for consistent, high-quality customer support and our comprehensive and unified cloud-based digital banking solutions that extend across online, mobile and voice channels and devices in a secure compliant manner distinguish us from the competition.
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including NCR Corporation and First Data Corporation in the online, consumer and small business banking space and D+H Corporation, ACI Worldwide, Inc., Fidelity National Information Services, Inc., or FIS, and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and FIS. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.
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
We believe the principal competitive factors in our market include the following:

•	alignment with the mission of the RCFIs;

•	ability to provide a single platform for consumer and commercial account holders;

•	functionality across online, mobile and voice channels;

•	cloud-based technology platform and pricing model;

•	ability to quickly integrate with third-party applications and systems;

•	ease of use of the interface, view and login to digital banking services across channels;

•	design of the account holder experience, including modern, intuitive and touch-centric features;

•	configurability and RCFI branding capabilities;

•	familiarity of workflows and terminology and feature-on-demand functionality;

•	integrated multi-layered security and compliance of solutions with regulatory requirements;

•	quality of implementation, integration and support services;

•	domain expertise and innovation in banking technology;

•	ability to innovate and respond to customer needs rapidly; and

•	rate of development, deployment and enhancement of software.
We believe that we compete favorably with respect to these factors within the RCFI market for digital banking solutions, but we expect competition to continue and increase as existing competitors continue to evolve their offerings and as new companies enter our market. Many of our competitors have substantially greater financial, technical and other resources and have greater flexibility in bundling and pricing competing solutions. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, customer support and our business operations generally.
Employees
As of December 31, 2016, we had 742 employees, all of which are located in the U.S. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture
Since our inception, our culture has been rooted in our mission to help our RCFI customers be more successful and better serve their communities. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with RCFIs and our employees. We share our culture through our customer interactions, employee functions and collaborative and educational customer events like our CONNECT client conference, user groups and collaborate focus groups. In each of the past six years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work."
Presented with regular opportunities to help RCFIs more successfully compete and grow, we seek out ways to enhance our culture and our ability to make a difference for our customers and their account holders. Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:

•
our Culture Committees focused on culture, wellness, green, cares and communications help create opportunities for employees to come together around important causes to make a difference in the work place and local communities;

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
Our customers and prospects are subject to extensive and complex regulations and oversight by federal and state regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of our customers' operations and, as a result, our business. For instance, in 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that:

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
Available Information
Our website address is https://q2ebanking.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor services page of our Internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $79.1 million for the twelve months ended December 31, 2014 to $108.9 million for the twelve months ended December 31, 2015, and $150.2 million for the twelve months ended December 31, 2016. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and customer base geographically-dispersed across the U.S. and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling to larger customers may result in greater uncertainty and variability in our business and sales results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

If the market for our cloud-based digital banking solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
Use of and reliance on cloud-based digital banking solutions is at an early stage, and we do not know whether RCFIs will continue to adopt digital banking solutions such as ours in the future, or whether the market will change in ways that we do not anticipate. Many RCFIs have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. Furthermore, some RCFIs may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause RCFIs to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which would harm our operating results. If RCFIs are unwilling to transition from their legacy systems, the demand for our digital banking solutions and related services could decline and adversely affect our business, operating results and financial condition.
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
Our business could be adversely affected if our customers are not satisfied with our digital banking solutions, particularly as we introduce new products and solutions, or our systems and infrastructure fail to meet their needs.
Our business depends on our ability to satisfy our customers and meet their digital banking needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our digital banking solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our digital banking solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.
If the use of our digital banking solutions increases, or if our customers demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including implementation and customer support services, to serve our growing customer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose customers, and our operating results may be negatively impacted.
The markets in which we participate are intensely competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by RCFIs. We have a number of point system competitors, including NCR Corporation and First Data Corporation in the online, consumer and small business banking space and D+H Corporation, ACI Worldwide, Inc., FIS and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and FIS. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell digital banking solutions, acquire one of our competitors or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer digital banking applications at little or no additional cost to the customer by bundling them with their existing applications, including adjacent banking technologies and core processing software. New entrants to the market might also include non-banking providers of payment solutions and other technologies. Competition from these new entrants may make our business more difficult and adversely affect our results.
If we are unable to compete in this environment, sales and renewals of our digital banking solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the digital banking solutions market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets as we enter new sections of the market with larger customers and new products and services. Our industry has also experienced recent consolidation which we believe may continue. Any further consolidation our industry experiences could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.
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
Our business may be harmed if any of our third-party providers:

•	changes the features or functionality of its applications and platforms in a manner adverse to us;

•	discontinues or limits our solutions' access to its systems;

•	suffers a security incident or other incident that requires us to discontinue integration with its system;

•	terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers;

•	establishes more favorable relationships with one or more of our competitors, or acquire one or more of our competitors and offer competing services; or

•	otherwise has or develops its own competitive offerings.
Such changes could limit or prevent us from integrating our solutions with these third-party systems, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party software as a result of changes to or restricted access to the software by such third parties during the terms of existing agreements with customers using such third-party software, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any third-party software providers experience an outage, our digital banking solutions integrated with such software will not function properly or at all, and our customers may be dissatisfied with our digital banking solutions. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our digital banking solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider's services were unreliable or if a provider was to limit such customer's access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.

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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our digital banking solutions. As a provider of technology to RCFIs, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council, or FFIEC, govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to RCFIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal and state regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide to RCFIs. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in depth audits. Still further, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed, or amended. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
This evolving, complex and often unpredictable regulatory environment could result in our failure to provide compliant solutions, which could result in customers' not purchasing our solutions or terminating their agreements with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state and/or foreign agencies may attempt to further regulate our activities in the future. For example, Congress could enact legislation to regulate providers of electronic commerce services as consumer financial services providers or under another regulatory framework. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.
If our or our customers' security measures are compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.
Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their account holders. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their account holders, malfeasance or stolen or fraudulently obtained log-in credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial institutions, their account holders and digital banking providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their account holders. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their account holders. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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
Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

•	the addition or loss of customers, including through acquisitions, consolidations or failures;

•	the amount of use of our solutions in a period and the amount of any associated revenues and expenses;

•	budgeting cycles of our customers and changes in spending on digital banking solutions by our current or prospective customers;

•	seasonal variations in sales of our solutions, which may be lowest in the first quarter of the calendar year;

•
changes in the competitive dynamics of our industry, including consolidation among competitors, changes to pricing or the introduction of new products and services that limit demand for our digital banking solutions or cause customers to delay purchasing decisions;

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

•	the amount and timing of our operating costs and capital expenditures;

•	changes in tax rules or the impact of new accounting pronouncements, including the effects of our adoption of newly issued accounting standards regarding revenue recognition;

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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $36.4 million, $25.1 million and $19.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $125.8 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, we expect to incur significant sales, marketing, implementation and other related expenses. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
Defects or errors in our digital banking solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.
Our digital banking solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial institutions like us, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
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
We rely on hardware that we purchase or lease and software that we develop or license from, or that is hosted by third parties, to offer our digital banking solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. While we are not substantially dependent upon any third-party hardware or software, the loss of the right to use all or a significant portion of our third-party hardware or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
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
We derive substantially all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated, could harm our business.
Substantially all of our revenues are derived from RCFIs. RCFIs have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many RCFIs have failed, merged or been acquired. Failures and consolidations are likely to continue, and there are very few new RCFIs being created. Further, if our customers merge with or are acquired by other entities such as financial institutions that have in-house developed digital banking solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger RCFIs that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on digital banking solutions, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. Since 2014, the price of oil and gas has remained low resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.
Because we recognize revenues from our digital banking solutions over the terms of our customer agreements, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results, and rapid growth in our customer base may adversely affect our operating results in the short term since we expense a substantial portion of implementation costs as incurred.
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
If we fail to provide effective customer training on our digital banking solutions and high-quality customer support, our business and reputation would suffer.
Effective customer training on our digital banking solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions and for the renewal of existing customer agreements. Providing this training and support requires that our customer training and support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our training and support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve any post-implementation issues and provide effective ongoing customer support, our ability to sell additional solutions to existing and future customers could suffer and our reputation would be harmed.
If we fail to respond to evolving technological requirements or introduce adequate enhancements and new features, our digital banking solutions could become obsolete or less competitive.
The market for our solutions is characterized by rapid technological advancements, changes in customer requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large financial institutions could undermine our current market position. Other means of digital or digital banking may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of, and services provided by, RCFIs may change if they or their competitors offer new services to account holders. Maintaining adequate research and development resources to meet the demands of the market is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective.
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
Increasing our customer base and achieving broader market acceptance of our digital banking solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.
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
We collect and store personal and identifying information regarding our customers' account holders to enable certain functionality of our solutions and provide our customers with data about their account holders. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our collection, storage and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. While every state, the District of Columbia and the FFIEC have enacted data breach notification laws or requirements, there is no such federal law generally applicable to our businesses. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.
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

Any use of our digital banking solutions by our customers in violation of regulatory requirements could damage our reputation and subject us to additional liability.
If our customers or their account holders use our digital banking solutions in violation of regulatory requirements and applicable laws, we could suffer damage to our reputation and could become subject to claims. We rely on contractual obligations made to us by our customers that their use and their account holders' use of our solutions will comply with applicable laws. However, we do not audit our customers or their account holders to confirm compliance. We may become subject to or involved with claims for violations by our customers or their account holders of applicable laws in connection with their use of our solutions. Even if claims asserted against us do not result in liability, we may incur costs in investigating and defending against such claims. If we are found liable in connection with our customers' or their account holders' activities, we could incur liabilities and be required to redesign our solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Our success depends upon our ability to protect our intellectual property, which may require us to incur significant costs. We have developed much of our intellectual property internally, and we rely on a combination of confidentiality obligations in contracts, patents, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our intellectual property and other proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our confidential information. We also rely upon licenses to intellectual property from third parties. No assurance can be given that these agreements or other steps we take to protect our intellectual property or the third-party intellectual property used in our solutions will be effective in controlling access to and distribution of our solutions and our confidential and proprietary information. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property.
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
As of December 31, 2016, we had two U.S. patent applications pending and two issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our previous filings with the SEC, including the data and forecasts published by BauerFinancial, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
Uncertain or weakened economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends on economic conditions, which may remain challenging or uncertain for the foreseeable future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of technology spending and could adversely affect our customers' ability or willingness to purchase our digital banking solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown in the U.S. or in our industry.
We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2016, we had approximately $129.5 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our Initial Public Offering, or our IPO, in March 2014 and/or our follow-on offerings in March 2015 and September 2015, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.5 million as of December 31, 2016. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.
We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to certain of our solutions. State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our digital banking solutions in various jurisdictions is unclear. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more states, including states for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.
We may acquire or invest in companies, or pursue business partnerships, which may divert our management's attention and present additional risks, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments, all of which could have a material adverse effect on our business and results of operations.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had 40,465,818 shares of common stock outstanding as of January 31, 2017, excluding shares issuable upon the exercise of our outstanding stock options or vesting of restricted stock units and shares otherwise issuable pursuant to our stock plans. The shares sold in our IPO and follow-on offerings were immediately tradable without restriction, except for any shares purchased by our affiliates as defined in Rule 144 of the Securities Act or by immediate family members of our directors and officers in the IPO directed share program. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
We have registered 12,271,653 shares of our common stock that we have issued or may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements and trading windows under our insider trading policy. In addition, some of our employees, including some of our named executive officers and directors, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of January 31, 2017, holders of approximately 13.7% of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company prior to our IPO in March 2014. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the New York Stock Exchange, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will increase our costs and make some activities more time-consuming. Since our IPO, we have created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional expenses associated with our SEC reporting requirements. In connection with our IPO, we appointed a new chief financial officer and hired several finance and accounting personnel and such individuals have only worked for us for a limited period of time and have limited experience in managing public companies. Furthermore, if we identify any issues in complying with those requirements (for example, if our financial systems prove inadequate or we or our auditors identify deficiencies in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It is also more expensive to maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed on us by these rules and regulations have and we expect will continue to increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.
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
As of January 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 28.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
Our management has broad discretion over the use of the proceeds we received in our IPO and follow-on offerings and might not apply those proceeds in ways that increase the value of our common stock.
Our management has broad discretion to use the net proceeds from our IPO and our follow-on offerings. Our management might not apply the net proceeds of the IPO or follow-on offerings in ways that increase the value of our common stock. We used approximately $6.2 million of our net proceeds from the IPO to repay outstanding indebtedness under our credit facility with Wells Fargo Bank, National Association, or Credit Facility, and approximately $31.7 million, including amounts held back to cover indemnification, of our net proceeds from the IPO to acquire Centrix and Social Money, and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any use of these net proceeds.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
Our stock price may be volatile.
The trading price of our common stock has been and is expected to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements or strategic partnerships or agreements by us or by our competitors;

•	changes in the estimates of our operating results, our financial guidance or changes in recommendations by any securities analysts that follow our common stock;

•	the gain or loss of customers, particularly our larger customers;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business and our customers' business;

•	marketing and advertising initiatives by us or our competitors;

•	threatened or actual litigation;

•	changes in our senior management;

•	recruitment or departure of key personnel;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our common stock by existing stockholders; and

•	volatility in our stock price, which may lead to higher stock-based compensation expenses under applicable accounting standards.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which we lease approximately 67,000 square feet of office space under a lease agreement with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which we lease approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. We also lease office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; and Asheville, North Carolina. We believe our current facilities will be adequate for our needs for the foreseeable future.
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

	High	Low
2016
First Quarter 2016	$25.95	$16.43
Second Quarter 2016	28.69	21.75
Third Quarter 2016	30.73	25.31
Fourth Quarter 2016	32.85	25.23

2015
First Quarter 2015	$21.96	$17.04
Second Quarter 2015	28.84	19.49
Third Quarter 2015	30.44	23.09
Fourth Quarter 2015	28.53	23.57
As of December 31, 2016, we had 36 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 20, 2014 (the date of our IPO) and December 31, 2016, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on March 20, 2014 in our common stock at our IPO offering price of $13.00 per share, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
October 1 - 31, 2016	—	$—	$—	$—
November 1 - 30, 2016	237	31.25	—	—
December 1 - 31, 2016	4,671	31.15	—	—
Total	4,908	$31.16	$—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.

Item 6. Selected Financial Data.
The following selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues	$150,224	$108,867	$79,129	$56,872	$41,101
Cost of revenues(1)(2)	77,429	59,128	46,054	36,261	25,170
Gross profit	72,795	49,739	33,075	20,611	15,931
Operating expenses:
Sales and marketing(2)	36,284	26,999	23,069	16,726	8,962
Research and development(2)	32,460	21,534	12,086	9,029	5,317
General and administrative(2)	31,959	22,977	16,991	11,742	8,780
Acquisition related costs	6,307	2,493	—	—	—
Amortization of acquired intangibles	1,470	576	—	—	—
Unoccupied lease charges(3)	33	—	—	236	—
Total operating expenses	108,513	74,579	52,146	37,733	23,059
Loss from operations	(35,718)	(24,840)	(19,071)	(17,122)	(7,128)
Total other expense, net	(209)	(3)	(492)	(499)	(228)
Loss before income taxes	(35,927)	(24,843)	(19,563)	(17,621)	(7,356)
Provision for income taxes	(427)	(220)	(71)	(55)	(164)
Loss from continuing operations	(36,354)	(25,063)	(19,634)	(17,676)	(7,520)
Loss from discontinued operations, net of tax(4)	—	—	—	(199)	(1,259)
Net loss	$(36,354)	$(25,063)	$(19,634)	$(17,875)	$(8,779)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.92)	$(0.67)	$(0.67)	$(1.49)	$(0.66)
Loss from discontinued operations per common share, basic and diluted	$—	$—	$—	$(0.02)	$(0.11)
Net loss per common share, basic and diluted	$(0.92)	$(0.67)	$(0.67)	$(1.51)	$(0.77)
Weighted average common shares outstanding:
Basic and diluted	39,649	37,275	29,257	11,866	11,345

Other Financial Data:
Adjusted EBITDA(5)	$(4,539)	$(8,138)	$(10,418)	$(12,310)	$(4,400)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $3.2 million and $0.7 million for the year ended December 31, 2016 and 2015, respectively, and zero for all other years presented.

(2)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenues	$2,043	$1,134	$623	$264	$187
Sales and marketing	2,231	1,570	774	274	123
Research and development	2,934	1,186	527	257	195
General and administrative	5,432	3,472	2,646	810	526
Total stock-based compensation expenses	$12,640	$7,362	$4,570	$1,605	$1,031
_____________________________________________________________________________

(3)
Unoccupied lease charges include costs related to our early exit from our previous Lincoln, Nebraska facility in 2016 and our early exit from our previous headquarters in 2013, partially offset by sublease income from those facilities.

(4)	We previously had a subsidiary which we fully divested in March 2013. Loss from discontinued operations, net of tax reflects the financial results of this divested subsidiary.

(5)
We define adjusted EBITDA as net loss before depreciation, amortization, loss from discontinued operations, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, total other expense, net, and unoccupied lease charges.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(36,354)	$(25,063)	$(19,634)	$(17,875)	$(8,779)
Depreciation and amortization	12,199	6,847	4,083	2,971	1,697
Stock-based compensation expense	12,640	7,362	4,570	1,605	1,031
Acquisition related costs	6,307	2,493	—	—	—
Loss from discontinued operations, net of tax	—	—	—	199	1,259
Provision for income taxes	427	220	71	55	164
Total other expense, net	209	3	492	499	228
Unoccupied lease charges	33	—	—	236	—
Adjusted EBITDA	$(4,539)	$(8,138)	$(10,418)	$(12,310)	$(4,400)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,873	$67,049	$67,979	$18,675	$9,111
Total current assets	125,669	133,218	104,522	33,871	19,134
Deferred solution and other costs, total	19,964	16,114	12,219	8,482	5,394
Deferred implementation costs, total	11,034	8,485	7,374	6,374	5,133
Total current liabilities	59,211	45,693	32,404	29,191	19,082
Deferred revenues, total	61,830	52,239	36,725	27,501	17,840
Total redeemable preferred and common stock	—	—	—	42,052	21,730
Total stockholders' equity (deficit)	100,235	117,974	78,940	(36,316)	(18,981)

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
Overview
We are a leading provider of secure, cloud-based digital banking solutions. We enable regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated digital banking services to more effectively engage with their consumer and commercial account holders who expect to bank anytime, anywhere and on any device. Our solutions are often the most frequent point of interaction between our RCFI customers and their account holders. As such, we purpose build our solutions to deliver a compelling, consistent user experience across digital channels and drive the success of our customers by extending their local brands, enabling improved account holder retention and creating incremental sales opportunities.
The effective delivery and management of secure and advanced digital banking solutions in the complex and heavily-regulated financial services industry requires significant resources, personnel and expertise. We provide digital banking solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our RCFI customers. Our solutions deliver to account holders a unified digital banking experience across online, mobile and voice channels by leveraging a common platform that integrates our solutions with each other and with our customers' other internal and third-party systems. In addition, we design our solutions and our data center infrastructure to comply with stringent security and technical regulations applicable to financial institutions and to safeguard our customers and their account holders through features such as real-time risk and fraud analytics.
We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements. Our customers have numerous account holders, and those account holders can represent one or more registered users on our solutions. We generally price our solutions based on the number of solutions purchased by our customers and the number of registered users utilizing our solutions. We earn additional revenues based on the number of bill-pay and certain other transactions that registered users perform on our digital banking solutions in excess of the levels included in our standard subscription fee. As a result, our revenues grow as our customers buy more solutions from us and increase the number of registered users utilizing our solutions and as those users increase their number of transactions on our solutions.
We have achieved significant growth since our inception. During each of the past six years, our average number of registered users per installed customer has grown, and we have been able to sell additional solutions to existing customers. Our revenues per installed customer and per registered user vary period-to-period based on the length and timing of customer implementations, changes in the average number of registered users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by registered users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing.
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
If we are successful in growing our revenues by increasing the number and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the number of registered users for existing customers will improve our margins. However, we do not have any control or influence over whether account holders elect to become registered users of our customers' digital banking services.
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
We seek to help our RCFI customers succeed by providing advanced digital banking solutions that allow our customers to distinguish themselves from competing financial institutions and better engage with their account holders. We believe that we successfully compete in our market due to our deep domain expertise, reputation for innovation and the quality, breadth and integration of our solutions and common platform. We have made significant investments, and intend to increase investments in technology innovation and software development as we enhance our solutions and platform and increase or expand the number of solutions that we offer to RCFIs and their account holders.
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
Installed Customers
We define installed customers as the number of customers on the Q2 platform from which we are currently recognizing revenues. The average size of our installed customers, measured in both registered users per installed customer and revenues per installed customer, has increased over time as our existing installed customers continue to add registered users and buy more solutions from us, and as we add larger RCFIs to our installed customer base. The rate at which we add installed customers varies based on our implementation capacity, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We had 385, 369 and 361 installed customers on the Q2 platform as of December 31, 2016, 2015 and 2014, respectively.
Registered Users
We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 8.6 million, 6.3 million and 4.3 million registered users as of December 31, 2016, 2015 and 2014, respectively.
Revenue Retention Rate
We believe that our ability to retain our installed customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year from customers who were installed customers as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from those installed customers. Our revenue retention rate provides insight into the impact on current year revenues of the number of new customers implemented on the Q2 platform during the prior year, the timing of our implementation of those new customers in the prior year, growth in the number of registered users and changes in their usage of our solutions, sales of new products and services to our existing installed customers during the current year and installed customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they become installed customers. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122% for each of the years ended December 31, 2016, 2015 and 2014.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to installed customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to installed customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn has ranged from 5.1% to 3.5% over the last five years, and we had annual churn of 5.1%, 3.5% and 4.8% for the years ended December 31, 2016, 2015 and 2014, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(36,354)	$(25,063)	$(19,634)
Depreciation and amortization	12,199	6,847	4,083
Stock-based compensation expense	12,640	7,362	4,570
Acquisition related costs	6,307	2,493	—
Provision for income taxes	427	220	71
Total other expense, net	209	3	492
Unoccupied lease charges	33	—	—
Adjusted EBITDA	$(4,539)	$(8,138)	$(10,418)
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel, as well as a reclassification of costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. To date, the products related to capitalized software development costs have not reached general release, and we have not commenced amortization on these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our recent acquisitions, the resulting amortization of acquired intangible assets from those acquisitions and unoccupied lease charges. We intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
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
Unoccupied Lease Charges
Unoccupied lease charges include costs related to the early exit from our previous Lincoln, Nebraska facility, partially offset by the sublease income from that facility.
Total Other Expense, Net
Total other expense, net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest incurred on our Credit Facility, and fees and interest associated with the letter of credit issued through our Credit Facility to our landlord for the security deposit for our corporate headquarters.
Provision for Income Taxes
As a result of our current net operating loss position, current income tax expenses consist primarily of state income taxes, and deferred income tax expenses relate to the tax amortization of recently acquired goodwill, resulting in the recognition of a net deferred tax liability. We incurred minimal state income taxes for each of the years ended December 31, 2016, 2015 and 2014. Our net operating loss carryforwards for federal income tax purposes were $129.5 million and $94.5 million at December 31, 2016 and 2015, respectively, and will expire at various dates beginning in 2026, if not utilized, and the alternative minimum tax credits have an indefinite carryover period. We also held state tax credits of $0.2 million for each of the years ended December 31, 2016 and 2015, and federal alternative minimum tax credits of $0.1 million for each of the years ended December 31, 2016 and 2015. The state tax credits will expire in 2026 if not utilized, and the federal alternative minimum tax credits have an indefinite carryforward period.
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
Deferred Solution and Other Costs
We capitalize sales commissions and other third-party costs, such as third-party licenses and maintenance related to our customer agreements. We capitalize sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. We begin amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortize those deferred costs over the remaining term of the customer agreement. We analyze solution and other costs that may be capitalized to assess their recoverability and only capitalize costs that we anticipate to be recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion.
Accounts Receivable, Net
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when we provide services in advance of billing for these services and also when we earn revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on our digital banking solutions in excess of the levels included in our minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by our registered users occurs one month in arrears. Included in the accounts receivable balances as of December 31, 2016 and December 31, 2015 were unbilled receivables of $1.2 million and $3.4 million, respectively.
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for doubtful accounts for accounts receivable deemed uncollectable. This allowance is recorded as a reduction against current period revenues and accounts receivable. As of December 31, 2016 and December 31, 2015, we did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant.
We maintain a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, we analyze prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million as of both December 31, 2016 and 2015.
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
We have assumed no dividend yield because we do not expect to pay dividends in the near future, which is consistent with our past practice. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to our limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.
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
Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimated the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of our projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than our carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. Our annual test, performed in October 2016, did not result in an impairment charge for 2016 as the estimated fair value of the reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under our analysis.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues. As of December 31, 2016 and 2015, we have capitalized $3.0 million and $0.3 million in software development costs, respectively.
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
Results of Operations
Consolidated Statements of Operations Data
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues	$150,224	$108,867	$79,129
Cost of revenues(1)(2)	77,429	59,128	46,054
Gross profit	72,795	49,739	33,075
Operating expenses:
Sales and marketing(2)	36,284	26,999	23,069
Research and development(2)	32,460	21,534	12,086
General and administrative(2)	31,959	22,977	16,991
Acquisition related costs	6,307	2,493	—
Amortization of acquired intangibles	1,470	576	—
Unoccupied lease charges(3)	33	—	—
Total operating expenses	108,513	74,579	52,146
Loss from operations	(35,718)	(24,840)	(19,071)
Total other expense, net	(209)	(3)	(492)
Loss before income taxes	(35,927)	(24,843)	(19,563)
Provision for income taxes	(427)	(220)	(71)
Net loss	$(36,354)	$(25,063)	$(19,634)
______________________________________________________________________________

(1)	Includes amortization of acquired technology of $3.2 million, $0.7 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$2,043	$1,134	$623
Sales and marketing	2,231	1,570	774
Research and development	2,934	1,186	527
General and administrative	5,432	3,472	2,646
Total stock-based compensation expenses	$12,640	$7,362	$4,570
______________________________________________________________________________

(3)	Unoccupied lease charges include costs related to our early exit from our previous Lincoln, Nebraska facility.

The following table sets forth our consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	51.5%	54.3%	58.2%
Gross profit	48.5%	45.7%	41.8%
Operating expenses:
Sales and marketing(2)	24.2%	24.8%	29.2%
Research and development(2)	21.6%	19.8%	15.3%
General and administrative(2)	21.3%	21.1%	21.5%
Acquisition related costs	4.2%	2.3%	—%
Amortization of acquired intangibles	1.0%	0.5%	—%
Unoccupied lease charges(3)	—%	—%	—%
Total operating expenses	72.2%	68.5%	66.0%
Loss from operations	(23.7)%	(22.8)%	(24.2)%
Total other expense, net	(0.1)%	—%	(0.6)%
Loss before income taxes	(23.8)%	(22.8)%	(24.8)%
Provision for income taxes	(0.3)%	(0.2)%	(0.1)%
Net loss	(24.1)%	(23.0)%	(24.9)%
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of 2.1%, 0.6% and zero for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	1.4%	1.0%	0.8%
Sales and marketing	1.5%	1.4%	1.0%
Research and development	2.0%	1.1%	0.7%
General and administrative	3.6%	3.2%	3.3%
Total stock-based compensation expenses	8.5%	6.7%	5.8%
______________________________________________________________________________

(3)	Unoccupied lease charges include costs related to our early exit from our previous Lincoln, Nebraska facility.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Year Ended December 31, 2016 and 2015, and the Year Ended December 31, 2015 and 2014
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Revenues	$150,224	$108,867	$41,357	38.0%	$108,867	$79,129	$29,738	37.6%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Revenues increased by $41.4 million, or 38.0%, from $108.9 million for the year ended December 31, 2015 to $150.2 million for the year ended December 31, 2016. This increase was primarily attributable to a $36.8 million increase from the growth in new registered users from a combination of strong customer retention, growth from existing customers and the addition of registered users from new installed customers. The remaining $4.6 million increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 6.3 million at December 31, 2015 to 8.6 million at December 31, 2016.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Revenues increased by $29.7 million, or 37.6%, from $79.1 million for the year ended December 31, 2014 to $108.9 million for the year ended December 31, 2015. This increase was primarily attributable to a $26.3 million increase from the growth in new registered users from a combination of strong customer retention, growth from existing customers and the addition of registered users from new installed customers. The remaining $3.4 million increase was generated from increases in the number of transactions processed using our solutions. In particular, the number of registered users on our solutions increased from 4.3 million at December 31, 2014 to 6.3 million at December 31, 2015.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Cost of revenues	$77,429	$59,128	$18,301	31.0%	$59,128	$46,054	$13,074	28.4%
Percentage of revenues	51.5%	54.3%			54.3%	58.2%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Cost of revenues increased by $18.3 million, or 31.0%, from $59.1 million for the year ended December 31, 2015 to $77.4 million for the year ended December 31, 2016. This increase was primarily attributable to a $5.5 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.9 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $4.2 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new registered users and transactions processed on our solutions and increases in implementation and support expenses that are reimbursable from our customers, a $3.3 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $2.5 million increase in amortization of acquired customer technology, a $1.7 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $0.5 million increase from capitalized services amortization and a $0.5 million increase in travel and other discretionary expenses.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Cost of revenues increased by $13.1 million, or 28.4%, from $46.1 million for the year ended December 31, 2014 to $59.1 million for the year ended December 31, 2015. This increase was primarily attributable to a $4.6 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.5 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $4.9 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new registered users and transactions processed on our solutions and increases in implementation and support expenses that are reimbursable from our customers, a $2.4 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $0.8 million increase in facilities and other overhead costs which were allocated to our implementation and support departments and a $0.3 million increase in spending on software maintenance and information system expenses.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Sales and marketing	$36,284	$26,999	$9,285	34.4%	$26,999	$23,069	$3,930	17.0%
Percentage of revenues	24.2%	24.8%			24.8%	29.2%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Sales and marketing expenses increased by $9.3 million, or 34.4%, from $27.0 million for the year ended December 31, 2015 to $36.3 million for the year ended December 31, 2016. This increase was primarily attributable to a $7.0 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes a $0.7 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $1.2 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.6 million increase in discretionary marketing spend as a result of efforts to drive brand awareness and expanded marketing efforts to attract new customers and retain and grow existing customers and a $0.5 million increase in travel related expenses due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Sales and marketing expenses increased by $3.9 million, or 17.0%, from $23.1 million for the year ended December 31, 2014 to $27.0 million for the year ended December 31, 2015. This increase was primarily attributable to a $2.3 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes a $0.8 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $0.6 million increase in spending on sales automation tools, a $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.3 million increase in travel and entertainment costs due to increased employee travel to attract new customers and efforts to support our sales and marketing initiatives and a $0.3 million increase in discretionary marketing spend as a result of efforts to drive brand awareness and expanded marketing efforts to attract new customers and retain and grow existing customers.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Research and development	$32,460	$21,534	$10,926	50.7%	$21,534	$12,086	$9,448	78.2%
Percentage of revenues	21.6%	19.8%			19.8%	15.3%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Research and development expenses increased by $10.9 million, or 50.7%, from $21.5 million for the year ended December 31, 2015 to $32.5 million for the year ended December 31, 2016. This increase was primarily attributable to a $11.4 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $1.8 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. Also contributing to the year-over-year increase was a $1.8 million increase in facilities and other overhead costs and a $0.3 million increase in travel and other discretionary expenses. These increases were partially offset by a $2.4 million increase in research and development salaries capitalized as software development costs during 2016 and a $0.2 million decrease in recruiting expenses.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Research and development expenses increased by $9.4 million, or 78.2%, from $12.1 million for the year ended December 31, 2014 to $21.5 million for the year ended December 31, 2015. This increase was primarily attributable to a $7.9 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $0.7 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. Also contributing to the year-over-year increase was a $0.9 million increase in facilities and other overhead costs, a $0.4 million increase in spending on software maintenance and information system expenses, a $0.4 million increase in recruiting expenses and a $0.2 million increase in travel and entertainment costs. These increases were offset by $0.3 million of research and development salaries capitalized as software development costs during 2015.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
General and administrative	$31,959	$22,977	$8,982	39.1%	$22,977	$16,991	$5,986	35.2%
Percentage of revenues	21.3%	21.1%			21.1%	21.5%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. General and administrative expenses increased by $9.0 million, or 39.1%, from $23.0 million for the year ended December 31, 2015 to $32.0 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily attributable to a $5.1 million increase in personnel costs to support the growth of our business including the addition of certain senior executives. The increase in personnel costs includes a $2.0 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. The remaining increase was attributable to a $2.0 million increase in professional services due to our increased public-company compliance requirements, a $1.7 million increase in facilities and other overhead costs and a $0.2 million increase in travel related expenses.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. General and administrative expenses increased by $6.0 million, or 35.2%, from $17.0 million for the year ended December 31, 2014 to $23.0 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to a $4.0 million increase in personnel costs to support the growth of our business. The increase in personnel costs includes a $0.8 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. The remaining increase was attributable to a $1.0 million increase in professional services due to our increased public-company compliance requirements, a $0.4 million increase in facilities and other overhead costs, a $0.2 million increase in corporate insurance expense due to our IPO in March 2014, a $0.2 million increase in information technology and other corporate expenses associated with our continued efforts to enhance and improve our infrastructure and a $0.2 million increase in recruiting expenses.
General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, costs of directors' and officers' liability insurance, and professional services expenses and costs associated with investor relations activities as a result of being a public company. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017, we are a "large accelerated filer" and, accordingly, can no longer qualify as an emerging growth company and are no longer able to rely on certain exemptions that were previously available to us as an emerging growth company. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued Sarbanes-Oxley Act and other regulatory compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Acquisition Related Costs

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Acquisition related costs	$6,307	$2,493	$3,814	153.0%	$2,493	$—	$2,493	100.0%
Percentage of revenues	4.2%	2.3%			2.3%	—%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Acquisition related costs were $6.3 million for the year ended December 31, 2016, or 4.2% of revenue, compared to $2.5 million for the year ended December 31, 2015. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015. The increase in expense for the year ended December 31, 2016 was primarily related to a full year of compensation expense related to the achievement of milestone and retention bonuses for employees of Centrix and Social Money in 2016 as compared to 2015 and an additional $0.2 million of legal and other expenses incurred in 2016 related to the acquisition of Social Money.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Acquisition related costs were $2.5 million for the year ended December 31, 2015, or 2.3% of revenue, compared to zero for the year ended December 31, 2014. These expenses are related to our purchase of Centrix in the third quarter of 2015 and Social Money in the fourth quarter of 2015 and include $2.1 million of compensation expense related to milestone provisions and retention bonuses for employees of Centrix and $0.4 million of legal and other expenses incurred related to the acquisitions.
Amortization of Acquired Intangibles

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	(%)	2015	2014	$	(%)
Amortization of acquired intangibles	$1,470	$576	$894	155.2%	$576	$—	$576	100.0%
Percentage of revenues	1.0%	0.5%			0.5%	—%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015. Amortization of acquired intangibles was $1.5 million for the year ended December 31, 2016, or 1.0% of revenue, compared to $0.6 million for the year ended December 31, 2015. The increase in expense for the year ended December 31, 2016 was primarily related to a full year of amortization of the acquired intangibles in 2016 compared to the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014. Amortization of acquired intangibles was $0.6 million for the year ended December 31, 2015, or 0.5% of revenue, compared to zero for the year ended December 31, 2014.
Amortization of acquired intangibles expense is a result of the Centrix and Social Money acquisitions completed in July and November of 2015, respectively.

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
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, issuance of common stock in our IPO and follow-on offerings, borrowings under credit facilities and cash flows from operations. At December 31, 2016, our principal sources of liquidity were cash, cash equivalents and investments of $97.1 million and $22.0 million of available borrowings under our Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$3,394	$5,399	$(5,286)
Investing activities	(16,514)	(58,416)	(26,735)
Financing activities	944	52,087	81,325
Net (decrease) increase in cash and cash equivalents	$(12,176)	$(930)	$49,304
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the year ended December 31, 2016, our net cash and cash equivalents provided by operating activities were $3.4 million, which consisted of a net loss of $36.4 million, offset by cash inflows from changes in operating assets and liabilities of $7.1 million and non-cash adjustments of $32.7 million. Cash inflows were the result of a $11.1 million increase in accounts payable and accrued liabilities as a result of increased spending in support of our expanding customer base, related growth in our technical infrastructure and our expanding operations, a $9.6 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, and a $3.0 million increase in deferred rents and other accrued liabilities as a result of the tenant improvement allowances for our new facilities. Cash outflows are the result of a $13.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.2 million increase in accounts receivable due to the timing of billings at the end of the current year, and a $0.2 million increase in other prepaid assets. Non-cash items consisted primarily of $12.6 million of stock-based compensation expense, $12.2 million of depreciation and amortization expense, $6.8 million of amortization of deferred implementation and deferred solution and other costs, and $1.1 million of other non-cash items.
For the year ended December 31, 2015, our net cash and cash equivalents provided by operating activities were $5.4 million, which consisted of a net loss of $25.1 million, offset by cash inflows from changes in operating assets and liabilities of $10.7 million and non-cash adjustments of $19.8 million. Cash inflows were the result of a $14.0 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.4 million increase in accounts payable and accrued liabilities as a result of increased spending in support of our expanding customer base and related growth in our technical infrastructure, and a $3.5 million increase in deferred rents and other accrued liabilities primarily due to the payments on our facilities leases. Cash outflows are the result of a $8.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.3 million increase in accounts receivable due to the timing of billings at the end of the current year, and a $0.2 million increase in other assets. Non-cash items consisted primarily of $5.0 million of amortization of deferred implementation and deferred solution and other costs, $6.8 million of depreciation and amortization expense due to growth in our fixed asset base, and $7.4 million of stock-based compensation expense.
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
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, purchases of property and equipment to support our growth and costs incurred for the development of capitalized software. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the year ended December 31, 2016, net cash used in investing activities was $16.5 million, consisting primarily of $40.2 million for the purchase of investments, $14.3 million for the purchase of property and equipment, $2.7 million in capitalized software development costs and $0.3 million from the purchase of other intangible assets. These outflows were partially offset by $41.1 million received from the maturities of investments.
For the year ended December 31, 2015, net cash used in investing activities was $58.4 million, consisting primarily of $43.9 million for the purchase of investments, $27.5 million used for acquisitions, $7.1 million for the purchase of property and equipment, a $0.5 million increase in restricted cash for the deposit securing the lease for the expansion of our corporate headquarters and $0.3 million in capitalized software development costs. These outflows were partially offset by $20.9 million received from the maturities of investments.
For the year ended December 31, 2014, net cash used in investing activities was $26.7 million, consisting primarily of $23.2 million for the purchase of investments, partially offset by $2.2 million in maturities of investments, $5.0 million for the purchase of property and equipment and a $0.7 million increase in restricted cash for the deposit securing the lease for the expansion of our corporate headquarters.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of net proceeds from the issuance of common stock in our IPO and follow-on offerings and from exercises of options to purchase common stock, as well as payments on capital lease obligations and proceeds from, and repayments on, our Credit Facility.
For the year ended December 31, 2016, net cash provided by financing activities was $0.9 million, consisting primarily of $6.0 million from the exercise of stock options, which was partially offset by $4.9 million of payments on financing obligations and $0.2 million of payments on capital lease obligations.
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
Contractual Obligations and Commitments
Our principal commitments consist of non-cancelable operating leases related to our facilities, minimum purchase commitments for third-party products, co-location fees and other product costs and the acquisition-related hold back for our Social Money acquisition in 2015. We are party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
The following table summarizes our contractual obligations and commitments at December 31, 2016 (in thousands):

	Payment due by period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$13	$—	$—	$—	$13
Operating lease obligations	5,493	11,075	10,245	24,738	51,551
Purchase commitments	9,422	16,137	6,744	—	32,303
Acquisition hold back	2,500	—	—	—	2,500
Total	$17,428	$27,212	$16,989	$24,738	$86,367
The Credit Facility, as amended to date, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing us to increase our maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of our trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to our minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at our election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. We pay a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expired in October 2016, at which time maximum borrowings under the Facility were reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. As of December 31, 2016, we had no borrowings outstanding, only a secured letter of credit of $3.0 million against the line of credit, leaving an available balance of $22.0 million. The line of credit is collateralized by substantially all of our assets and requires that we maintain certain financial covenants as defined in the Credit Facility, as amended. As of December 31, 2016, we were in compliance with all such covenants.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2015-14 will be effective for us beginning in our first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We plan to adopt the standard using the modified retrospective method. We are evaluating the effect this ASU may have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. We adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. We adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the years ended December 31, 2016, 2015 and 2014, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-32 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	Q2 HOLDINGS, INC.
February 21, 2017	By:	/s/ MATTHEW P. FLAKE
Matthew P. Flake Chief Executive Officer

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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2017
Matthew P. Flake
/s/ JENNIFER N. HARRIS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2017
Jennifer N. Harris
/s/ R. H. "HANK" SEALE, III	Executive Chairman of the Board of Directors	February 21, 2017
R.H. "Hank" Seale, III
/s/ MICHAEL M. BROWN	Director	February 21, 2017
Michael M. Brown
/s/ JEFFREY T. DIEHL	Director	February 21, 2017
Jeffrey T. Diehl
/s/ CHARLES T. DOYLE	Director	February 21, 2017
Charles T. Doyle
/s/ MICHAEL J. MAPLES, SR.	Director	February 21, 2017
Michael J. Maples, Sr.
/s/ JAMES R. OFFERDAHL	Director	February 21, 2017
James R. Offerdahl
/s/ CARL JAMES SCHAPER	Director	February 21, 2017
Carl James Schaper

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Q2 Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q2 Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Q2 Holdings, Inc.
We have audited Q2 Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Q2 Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Q2 Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 21, 2017

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$54,873	$67,049
Restricted cash	1,315	2,123
Investments	42,249	43,571
Accounts receivable, net	12,240	9,009
Prepaid expenses and other current assets	3,215	3,058
Deferred solution and other costs, current portion	8,839	5,968
Deferred implementation costs, current portion	2,938	2,440
Total current assets	125,669	133,218
Property and equipment, net	27,480	24,440
Deferred solution and other costs, net of current portion	11,125	10,146
Deferred implementation costs, net of current portion	8,096	6,045
Intangible assets, net	15,208	17,192
Goodwill	12,876	12,876
Other long-term assets	526	551
Total assets	$200,980	$204,468
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,231	$3,450
Accrued liabilities	8,822	11,319
Accrued compensation	16,035	7,712
Deferred revenues, current portion	30,123	23,051
Capital lease obligations, current portion	—	161
Total current liabilities	59,211	45,693
Deferred revenues, net of current portion	31,707	29,188
Deferred rent, net of current portion	9,466	7,359
Other long-term liabilities	361	4,254
Total liabilities	100,745	86,494
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 40,441 shares issued, and 40,425 shares outstanding as of December 31, 2016, and 38,891 shares issued, and 38,889 shares outstanding as of December 31, 2015	4	4
Treasury stock at cost; 16 and 2 shares at December 31, 2016 and 2015, respectively	(417)	(41)
Additional paid-in capital	226,485	207,541
Accumulated other comprehensive loss	(54)	(101)
Accumulated deficit	(125,783)	(89,429)
Total stockholders' equity	100,235	117,974
Total liabilities and stockholders' equity	$200,980	$204,468

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$150,224	$108,867	$79,129
Cost of revenues(1)	77,429	59,128	46,054
Gross profit	72,795	49,739	33,075
Operating expenses:
Sales and marketing(1)	36,284	26,999	23,069
Research and development(1)	32,460	21,534	12,086
General and administrative(1)	31,959	22,977	16,991
Acquisition related costs	6,307	2,493	—
Amortization of acquired intangibles	1,470	576	—
Unoccupied lease charges	33	—	—
Total operating expenses	108,513	74,579	52,146
Loss from operations	(35,718)	(24,840)	(19,071)
Other income (expense):
Interest and other income	358	280	65
Interest and other expense	(567)	(283)	(557)
Total other expense, net	(209)	(3)	(492)
Loss before income taxes	(35,927)	(24,843)	(19,563)
Provision for income taxes	(427)	(220)	(71)
Net loss	(36,354)	(25,063)	(19,634)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	47	(87)	(14)
Comprehensive loss	$(36,307)	$(25,150)	$(19,648)
Net loss per common share, basic and diluted	$(0.92)	$(0.67)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	39,649	37,275	29,257
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$2,043	$1,134	$623
Sales and marketing	2,231	1,570	774
Research and development	2,934	1,186	527
General and administrative	5,432	3,472	2,646
Total stock-based compensation expenses	$12,640	$7,362	$4,570

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Junior Convertible Preferred Stock		Common Stock
					Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	1,251	$1,740	8,288	$1	$—	$6,675	$—	$(44,732)	$(36,316)
Stock-based compensation	—	—	—	—	—	4,570	—	—	4,570
Conversion of Series A, B, C Preferred Stock, Redeemable Common Stock, and Junior Preferred Stock into Common Stock on initial public offering	(1,251)	(1,740)	17,412	1	—	43,790	—	—	42,051
Initial public offering, net of issuance costs	—	—	7,414	1	—	86,285	—		86,286
Shares acquired to settle the exercise of stock options	—	—	(1)	—	(20)	—	—	—	(20)
Exercise of stock options	—	—	1,583	—	—	2,017	—	—	2,017
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	(19,634)	(19,634)
Balance at December 31, 2014	—	$—	34,696	$3	$(20)	$143,337	$(14)	$(64,366)	$78,940
Stock-based compensation	—	—	—	—	—	7,362	—	—	7,362
Follow-on offerings, net of issuance costs	—	—	2,611	1	—	52,565	—	—	52,566
Shares acquired to settle the exercise of stock options	—	—	(1)	—	(21)	—	—	—	(21)
Exercise of stock options	—	—	1,578	—	—	4,277	—	—	4,277
Shares issued for the vesting of restricted stock awards	—	—	7	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	—	—	(25,063)	(25,063)
Balance at December 31, 2015	—	$—	38,891	$4	$(41)	$207,541	$(101)	$(89,429)	$117,974
Stock-based compensation	—	—	—	—	—	12,640	—	—	12,640
Follow-on offering issuance costs	—	—	—	—	—	3	—	—	3
Shares acquired to settle the exercise of stock options	—	—	(14)	—	(376)	—	—	—	(376)
Exercise of stock options	—	—	1,379	—	—	6,301	—	—	6,301
Shares issued for the vesting of restricted stock awards	—	—	169	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	—	(36,354)	(36,354)
Balance at December 31, 2016	—	$—	40,425	$4	$(417)	$226,485	$(54)	$(125,783)	$100,235
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(36,354)	$(25,063)	$(19,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	6,775	5,007	4,435
Depreciation and amortization	12,199	6,847	4,083
Amortization of debt issuance costs	96	96	96
Amortization of premiums on investments	425	319	17
Stock-based compensation expenses	12,640	7,362	4,570
Deferred income taxes	281	85	—
Allowance for sales credits	17	38	65
Loss on disposal of long-lived assets	184	—	—
Impairment of intangible assets	20	—	—
Unoccupied lease charges	33	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,247)	(3,322)	3,991
Prepaid expenses and other current assets	(237)	(150)	(628)
Deferred solution and other costs	(7,100)	(4,659)	(5,329)
Deferred implementation costs	(6,076)	(4,118)	(3,842)
Other long-term assets	47	(1)	(244)
Accounts payable	426	1,343	(842)
Accrued liabilities	10,641	4,056	(1,398)
Deferred revenue	9,593	14,021	9,224
Deferred rent and other long-term liabilities	3,031	3,538	150
Net cash provided by (used in) continuing operations	3,394	5,399	(5,286)
Cash flows from investing activities:
Purchases of investments	(40,160)	(43,928)	(23,216)
Maturities of investments	41,105	20,908	2,230
Purchases of property and equipment	(14,349)	(7,128)	(5,036)
Business combinations, net of cash acquired	(95)	(27,469)	—
Purchase of intangible assets	(323)	—	—
Capitalized software development costs	(2,692)	(313)	—
Increase in restricted cash	—	(486)	(713)
Net cash used in investing activities	(16,514)	(58,416)	(26,735)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	—	12,500
Payments on line of credit	—	—	(18,710)
Payments on financing obligations	(4,890)	(4,241)	—
Payments on capital lease obligations	(161)	(418)	(748)
Proceeds from the issuance of common stock, net of issuance costs	(8)	52,575	86,286
Proceeds from exercise of stock options to purchase common stock	6,379	4,192	2,017
Shares acquired to settle the exercise of stock options	(376)	(21)	(20)
Net cash provided by financing activities	944	52,087	81,325
Net (decrease) increase in cash and cash equivalents	(12,176)	(930)	49,304
Cash and cash equivalents, beginning of period	67,049	67,979	18,675
Cash and cash equivalents, end of period	$54,873	$67,049	$67,979
Supplemental disclosures of cash flow information:
Cash paid for taxes	$120	$60	$55
Cash paid for interest	$217	$212	$419
Supplemental disclosure of non-cash investing activities:
Acquisition consideration payable to seller - working capital adjustment	$—	$95	$—
Acquisition consideration payable to seller - hold back	$—	$2,500	$—
Data center assets acquired under financing arrangements	$—	$4,087	$5,209

 The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital banking solutions. The Company enables regional and community financial institutions, or RCFIs, to deliver a robust suite of integrated digital banking services to more effectively engage with their consumer and commercial account holders who expect to bank anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its RCFI customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2016, 2015 and 2014. A single customer accounted for 15% of accounts receivable, net, as of December 31, 2016, and no individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2015.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's digital banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by the Company's registered users occurs one month in arrears. Included in the accounts receivable balances as of December 31, 2016 and 2015 were unbilled receivables of $1.2 million and $3.4 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2016 and 2015, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
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
The following table shows the Company's allowance for sales credits as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2014	$108	$399	$(334)	$173
Year Ended December 31, 2015	173	513	(474)	212
Year Ended December 31, 2016	$212	$488	$(472)	$228
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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimated the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of its projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analysis are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period. The Company's annual test, performed in October 2016, did not result in an impairment charge for 2016 as the estimated fair value of the reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under its analysis.
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $1.5 million, $1.3 million and $0.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. The out-of-pocket expenses are reported in cost of revenues.
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel, as well as a reclassification of costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $6.1 million, $4.1 million and $3.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life and these costs will be recognized in cost of revenues. As of December 31, 2016 and 2015, the Company has capitalized $3.0 million and $0.3 million in software development costs, respectively.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2016, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2016	2015	2014
Numerators:
Net loss	$(36,354)	$(25,063)	$(19,634)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,649	37,275	29,257
Net loss per common share, basic and diluted	$(0.92)	$(0.67)	$(0.67)
Due to net losses for each of the years ended December 31, 2016, 2015 and 2014, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2016	2015	2014
Stock options and restricted stock units	5,643	5,760	6,139
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

permitted early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2015-14 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted beginning in 2017. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company plans to adopt the standard using the modified retrospective method. The Company is evaluating the effect this ASU may have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)," or ASU 2015-03, which seeks to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be classified as a contra-liability against any outstanding borrowings related to such debt issuance costs, rather than as a separate asset. In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," to update ASU 2015-03 and apply accounting guidance to line-of-credit arrangements. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments."  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings from changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. The Company adopted this standard as of March 31, 2016, and its adoption did not have any impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends ASC Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
Social Money was acquired for approximately $10.7 million in cash from existing balances, including a customary post-closing working capital adjustment of $0.1 million, and a hold back of $2.5 million payable 18 months after closing date. At closing, the Company held back $2.5 million of the initial consideration, or hold-back amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the hold-back amount shall be paid to the former unit holders of Social Money at the end of the 18 month period unless there are any unresolved claims remaining at that time.
Former key employees of Social Money also have the right to receive in the aggregate up to an additional $0.3 million based upon continued employment. Payouts under these agreements are contingent upon the future employment of these key employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized $0.2 million and less than $0.1 million under these agreements in compensation expense which is included in acquisition related costs in the consolidated statement of comprehensive loss for the years ended December 31, 2016 and 2015, respectively. The unpaid amounts due to the former key employees are recorded in accrued compensation in the consolidated balance sheets.
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
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

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
The former shareholders of Centrix also have the right to receive in the aggregate up to $9.0 million based upon the achievement of certain milestone-based objectives and the continued employment of certain shareholders. Payouts under these agreements are contingent upon the future employment of these Centrix employees with the Company and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. The Company has recognized approximately $5.9 million and $2.1 million under these agreements in compensation expense included in acquisition related costs in the consolidated statement of comprehensive loss for the years ended December 31, 2016 and 2015, respectively. The unpaid amounts due to the former shareholders are recorded in accrued compensation in the consolidated balance sheets.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed:

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,306	$8,306	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$12,998	$—	$12,998	$—
Corporate bonds and commercial paper	14,647	—	14,647	—
Certificates of deposit	14,604	—	14,604	—
	$42,249	$—	$42,249	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2016 and 2015 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of December 31, 2016 and 2015, the Company's cash was $46.6 million and $60.2 million, respectively.
A summary of the cash equivalents and investments as of December 31, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$8,306	$—	$—	$8,306

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,028	$—	$(30)	$12,998
Corporate bonds and commercial paper	14,671	—	(24)	14,647
Certificates of deposit	14,604	—	—	14,604
	$42,303	$—	$(54)	$42,249
A summary of the cash equivalents and investments as of December 31, 2015 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$6,860	$—	$—	$6,860

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,044	$—	$(38)	$13,006
Corporate bonds and commercial paper	17,908	—	(63)	17,845
Certificates of deposit	12,720	—	—	12,720
	$43,672	$—	$(101)	$43,571
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2016	2015
Due within one year or less	$26,577	$22,737
Due after one year through five years	15,672	20,834
	$42,249	$43,571
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of December 31, 2016.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,028	$(30)	$12,998
Corporate bonds and commercial paper	13,668	(24)	13,644
	$26,696	$(54)	$26,642
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2016	2015
Deferred solution costs	$6,295	$4,039
Deferred commissions	2,544	1,929
Deferred solution and other costs, current portion	$8,839	$5,968
Deferred solution costs	$4,741	$3,325
Deferred commissions	6,384	6,821
Deferred solution and other costs, net of current portion	$11,125	$10,146
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2016	2015
Computer hardware and equipment	$20,335	$19,515
Purchased software and licenses	6,089	6,994
Furniture and fixtures	4,673	4,211
Leasehold improvements	11,597	7,390
	42,694	38,110
Accumulated depreciation	(15,214)	(13,670)
Property and equipment, net	$27,480	$24,440
Depreciation expense, including amortization of assets held under capital leases, was $7.3 million, $5.5 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Property and equipment included $0.8 million and $3.1 million for assets acquired under capital leases as of December 31, 2016 and 2015, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $12.9 million at December 31, 2016 and 2015. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2016. No impairment of goodwill was identified during 2016.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at December 31, 2016 and 2015 were as follows:

	As of December 31, 2016			As of December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,130	$(749)	$2,381	$3,130	$(204)	$2,926
Non-compete agreements	884	(266)	618	884	(73)	811
Trademarks	2,140	(1,010)	1,130	2,180	(299)	1,881
Acquired technology	11,920	(3,846)	8,074	11,920	(659)	11,261
Capitalized software development costs	3,005	—	3,005	313	—	313
	$21,079	$(5,871)	$15,208	$18,427	$(1,235)	$17,192
The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2016 are as follows (in years):

	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	4 - 6	4.7
Non-compete agreements	2 - 5	3.7
Trademarks	2 - 3	1.8
Acquired technology	3 - 5	3.0
Capitalized software development costs	3 - 5	—
Total		3.2
The Company recorded intangible assets from the acquisitions in 2015, discussed in Note 3, Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the consolidated statement of comprehensive loss was $3.2 million and $0.7 million for each of the years ended December 31, 2016 and 2015, respectively, and amortization expense included in operating expenses in the consolidated statement of comprehensive loss was $1.5 million and $0.6 million for each of the years ended December 31, 2016 and 2015, respectively.
Software development costs capitalized as of December 31, 2016 and 2015 were $3.0 million and $0.3 million, respectively. To date, the products related to capitalized software development costs have not reached general release, and in accordance with ASC 985-20, the Company has not commenced amortization of these costs. Amortization of capitalized software development costs will be computed on an individual product basis for those products available for market and will be recognized based on the product's estimated economic life, which is expected to be three to five years, and these costs will be recognized in cost of revenues.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The estimated future amortization expense related to intangible assets as of December 31, 2016 was as follows:

Amortization
Year Ended December 31,
2017	$5,381
2018	4,905
2019	2,642
2020	2,003
2021 and thereafter	277
Total amortization	$15,208
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2016	2015
Accrued data center equipment and software purchases	$232	$4,931
Accrued transaction processing fees	1,790	1,572
Accrued professional services	1,518	1,325
Acquisition hold back	2,500	—
Deferred rent	1,066	675
Customer deposit liability	—	808
Other	1,716	2,008
	$8,822	$11,319
10. Debt
In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended on March 24, 2014, August 11, 2014 and again on July 31, 2015, to modify the Credit Facility to allow for the acquisition of Centrix. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which is paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expired in October 2016, at which time maximum borrowings under the Facility were reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time any outstanding borrowings and accrued interest become payable. On February 26, 2014, the Company drew an advance of $12.5 million on the Credit Facility, which was subsequently repaid in full on March 17, 2014.
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
As of December 31, 2016, the Company had no borrowings and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million, and the interest rate applicable to the Credit Facility was 3.8%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of December 31, 2016.
11. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and, south Austin, Texas. We believe our current facilities will be adequate for our needs for the foreseeable future. Rent expense under operating leases was $3.7 million, $1.8 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2016 were as follows:

Operating Leases
Year Ended December 31,
2017	$5,493
2018	5,536
2019	5,538
2020	5,563
2021	4,683
Thereafter	24,738
Total minimum lease payments	$51,551

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

Contractual Commitments
Year Ended December 31,
2017	$9,422
2018	8,768
2019	7,369
2020	6,744
2021 and thereafter	—
Total commitments	$32,303
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
As of December 31, 2015, a total of 3,628 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2016, 1,750 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2016, 35 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2016, a total of 5,413 shares were allocated for issuance under the 2014 Plan. As of December 31, 2016, options to purchase a total of 2,052 shares of common stock have been granted under the 2014 Plan, 1,486 shares have been reserved under the 2014 Plan for the vesting of restricted stock units, and restricted stock awards that terminated prior to the awards vesting, 205 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,080 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's IPO in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2016, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options
The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.0 - 1.8%	1.5 - 1.6%	1.2 - 1.8%
Expected life (in years)	3.8 - 4.8	4.3 - 4.8	3.8 - 6.1
Expected volatility	43.9 - 46.5%	45.7 - 46.9%	45.1 - 46.8%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$9.32	$9.38	$5.63

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2014	5,422	$2.76
Granted	2,331	10.10
Exercised	(1,583)	1.27
Forfeited	(59)	7.56
Balance as of December 31, 2014	6,111	5.90
Granted	582	23.12
Exercised	(1,578)	2.71
Forfeited	(71)	8.95
Balance as of December 31, 2015	5,044	8.84
Granted	892	23.49
Exercised	(1,379)	4.57
Forfeited	(123)	16.08
Balance as of December 31, 2016	4,434	$12.91
The summary of stock options outstanding as of December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.29 - $0.84	178	$0.56	2.2	178	$0.56	2.2
$1.74 - $3.10	323	2.59	4.0	323	2.59	4.0
$4.00 - $7.82	623	6.86	3.8	502	6.64	3.8
$8.35	1,449	8.35	4.1	823	8.35	4.1
$13.00 - $19.44	878	17.26	5.3	244	15.15	4.5
$20.19 - $30.15	983	25.23	5.9	222	22.66	5.3
	4,434	$12.91	4.6	2,292	$8.67	4.0
Restricted Stock Units
The Company’s restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2014	—	$—
Granted	28	19.44
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2014	28	19.44
Granted	707	26.39
Vested	(7)	19.44
Forfeited	(12)	26.14
Nonvested as of December 31, 2015	716	26.19
Granted	751	25.55
Vested	(171)	26.00
Forfeited	(86)	25.54
Nonvested as of December 31, 2016	1,210	$25.87
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2016, 2015 and 2014 was $29.4 million, $32.7 million and $17.3 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2016, 2015 and 2014 was $8.7 million, $3.4 million and $2.2 million, respectively.
As of December 31, 2016, the aggregate intrinsic value of options outstanding was $70.6 million, the total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock options was $13.6 million, which the Company expects to recognize over the next 2.6 years, and total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to restricted stock units was $26.6 million, which the Company expects to recognize over the next 3.2 years.
14. Provision for Income Taxes
The components of the Company's provision for income taxes from continuing operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$—	$—	$—
Foreign	33	—	—
State	112	135	67
Total current taxes	$145	$135	$67
Deferred taxes:
Federal	$262	$—	$—
Foreign	—	—	—
State	20	85	4
Total deferred taxes	282	85	4
Provision for income taxes	$427	$220	$71
As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $129.5 million and $94.5 million, state tax credits of approximately $0.2 million and $0.2 million, and federal alternative minimum tax

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

credits of $0.1 million and $0.1 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2026, if not utilized, and the alternative minimum tax credits have an indefinite carryover period. The net operating loss carryover as of December 31, 2016 includes approximately $47.6 million related to excess stock option compensation deductions, the tax benefit of which will be credited to equity when utilized.
Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:
NOL and credit carryforwards	$29,034	$24,180
Deferred revenue	9,910	5,765
Accrued expenses and other	9,829	6,326
Stock-based compensation	4,598	2,743
Total deferred tax assets	53,371	39,014
Deferred tax liabilities:
Deferred expenses	(8,337)	(6,335)
Depreciation and amortization	(2,887)	(3,297)
Total deferred tax liabilities	(11,224)	(9,632)
Deferred tax assets less tax liabilities	42,147	29,382
Less: valuation allowance	(42,401)	(29,355)
Net deferred tax (liability) asset	$(254)	$27
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2016, the valuation allowance increased by approximately $13.0 million due to continuing operations.
The Company's provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, 2016, 2015 and 2014 primarily as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Income tax at U.S. statutory rate	34.0%	34.0%	34.0%
Effect of:
Increase in deferred tax valuation allowance	(36.3)	(34.5)	(32.9)
State taxes, net of federal benefit	1.7	1.6	1.5
Other permanent items	(0.6)	(2.0)	(3.0)
Income tax provision effective rate	(1.2)%	(0.9)%	(0.4)%
The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

2013. Operating losses generated in years prior to 2013 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2013 through 2016 remain open to examination by all major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The Company did not have any uncertain tax positions as of December 31, 2016, 2015 and 2014. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any interest or penalties.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) profit-sharing plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 90% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion. As of December 31, 2016, the Company had not made any discretionary contributions.
Centrix had a 401(k) plan, or the Centrix 401(k) Plan, covering substantially all employees. Under the Centrix 401(k) Plan, employees could elect to contribute up to $18,000 of their eligible compensation to the Centrix 401(k) Plan, subject to certain limitations. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion. For the years ended December 31, 2015 Centrix made contributions of approximately $0.1 million to the Centrix 401(k) Plan. Centrix employees who participated in the Centrix 401(k) Plan remained enrolled subsequent to the acquisition and through January 2016, when the Centrix 401(k) Plan was merged into the 401(k) Plan.
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
17. Related Parties
For the years ended December 31, 2016, 2015 and 2014, the Company recorded revenues from a related-party customer of $0.5 million, $0.4 million and $0.4 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

18. Selected Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the years ended 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$24,157	$26,284	$28,018	$30,408	$33,759	$36,005	$38,305	$42,155
Cost of revenues	13,272	14,138	15,135	16,583	17,814	18,870	19,599	21,146
Gross profit	10,885	12,146	12,883	13,825	15,945	17,135	18,706	21,009
Operating expenses:
Sales and marketing	6,194	6,987	6,660	7,158	8,207	9,611	8,980	9,486
Research and development	4,151	4,797	5,979	6,607	7,903	7,830	8,219	8,508
General and administrative	5,125	5,344	5,961	6,547	7,421	7,437	8,624	8,477
Acquisition related costs	—	—	1,006	1,487	1,482	1,476	1,835	1,514
Amortization of acquired intangibles	—	—	227	349	368	368	368	366
Unoccupied lease charges	—	—	—	—	—	33	—	—
Total operating expenses	15,470	17,128	19,833	22,148	25,381	26,755	28,026	28,351
Loss from operations	(4,585)	(4,982)	(6,950)	(8,323)	(9,436)	(9,620)	(9,320)	(7,342)
Total other income (expense), net	(28)	12	13	—	14	(85)	(64)	(74)
Loss before income taxes	(4,613)	(4,970)	(6,937)	(8,323)	(9,422)	(9,705)	(9,384)	(7,416)
Provision for income taxes	(32)	(12)	(79)	(97)	(230)	(3)	(97)	(97)
Net loss	$(4,645)	$(4,982)	$(7,016)	$(8,420)	$(9,652)	$(9,708)	$(9,481)	$(7,513)

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Q2 Acquisition Corporation, Q2 Software, Inc., and RHS Investments, L.P.	S-1	333- 193911	2/12/2014	2.1

2.2		Agreement and Plan of Reorganization, dated July 27, 2007, by and among the Registrant, Cardinal Acquisition Corporation, Cardinal Software, Inc. and RHS Investments, Inc.	S-1	333- 193911	2/12/2014	2.2

2.3		Asset Purchase Agreement, dated June 11, 2010, by and between Cardinal Software Inc., ITS, Inc., and ITS Acquisition Sub, Inc.	S-1	333- 193911	2/12/2014	2.3

2.4		Separation and Distribution Agreement, dated March 1, 2013, by and between the Registrant, Q2 Software, Inc., CB Network Holdings, Inc. and CBANC Network, Incorporated	S-1	333- 193911	2/12/2014	2.4

2.5		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333- 193911	3/6/2014	3.2

3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333- 193911	3/6/2014	3.4

4.1		Third Amended and Restated Investors’ Rights Agreement, dated March 1, 2013	S-1	333- 193911	2/12/2014	4.1

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Credit Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.1

10.3.2		Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	8-K	001-36350	3/28/2014	10.1

10.3.3		Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	10-Q	001-36350	8/12/2014	10.1

10.3.4		Amendment Number Three to Credit Agreement, dated July 30, 2015, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	8-K	001-36350	7/31/2015	10.1

10.3.5		Amendment Number Four to Credit Agreement, dated effective March 31, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	10-Q	001-36350	8/4/2016	10.1

10.3.6		Guaranty and Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.2

10.3.7		Patent Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.3

10.4.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith

10.4.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

10.4.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.4.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.4.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.4.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.4.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Anderson	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant’s 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.10

10.11		Master Service Agreement dated October 18, 2012, by and among the Registrant and ViaWest, Inc.	S-1	333- 193911	2/12/2014	10.11

10.12.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.12.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.13	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden	10-K	001-36350	2/12/2016	10.13

10.14	†	Employment Agreement, dated effective August 22, 2016, by and among Q2 Software, Inc. and Odus Edward Wittenburg, Jr.	8-K	0001-36350	8/15/2016	10.1

21.1		List of Subsidiaries of the Registrant					*

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1		Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
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