Form 10-Q
period 2017-03-31
Q2 Holdings, Inc.
filed 2017-05-04
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,950,327 shares of Common Stock, $0.0001 par value per share as of April 30, 2017.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,756	$54,873
Restricted cash	1,315	1,315
Investments	39,409	42,249
Accounts receivable, net	8,449	12,240
Prepaid expenses and other current assets	6,017	3,215
Deferred solution and other costs, current portion	8,422	8,839
Deferred implementation costs, current portion	3,275	2,938
Total current assets	109,643	125,669
Property and equipment, net	31,701	27,480
Deferred solution and other costs, net of current portion	12,853	11,125
Deferred implementation costs, net of current portion	8,110	8,096
Intangible assets, net	15,907	15,208
Goodwill	12,876	12,876
Other long-term assets	496	526
Total assets	$191,586	$200,980
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,769	$4,231
Accrued liabilities	9,583	8,822
Accrued compensation	7,484	16,035
Deferred revenues, current portion	28,781	30,123
Total current liabilities	51,617	59,211
Deferred revenues, net of current portion	29,935	31,707
Deferred rent, net of current portion	9,181	9,466
Other long-term liabilities	473	361
Total liabilities	91,206	100,745
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 40,947 issued and 40,930 shares outstanding as of March 31, 2017 and 40,441 shares issued and 40,425 shares outstanding as of December 31, 2016	4	4
Treasury stock at cost: 17 shares at March 31, 2017 and 16 shares at December 31, 2016	(455)	(417)
Additional paid-in capital	233,876	226,485
Accumulated other comprehensive loss	(55)	(54)
Accumulated deficit	(132,990)	(125,783)
Total stockholders' equity	100,380	100,235
Total liabilities and stockholders' equity	$191,586	$200,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$44,534	$33,759
Cost of revenues(1)	22,772	17,814
Gross profit	21,762	15,945
Operating expenses:
Sales and marketing(1)	9,878	8,207
Research and development(1)	9,651	7,903
General and administrative(1)	8,452	7,421
Acquisition related costs	348	1,482
Amortization of acquired intangibles	371	368
Total operating expenses	28,700	25,381
Loss from operations	(6,938)	(9,436)
Other income (expense):
Interest and other income	108	83
Interest and other expense	(74)	(69)
Total other income (expense), net	34	14
Loss before income taxes	(6,904)	(9,422)
Provision for income taxes	(136)	(230)
Net loss	$(7,040)	$(9,652)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(1)	89
Comprehensive loss	$(7,041)	$(9,563)
Net loss per common share, basic and diluted	$(0.17)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	40,630	39,024
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$724	$406
Sales and marketing	631	435
Research and development	945	632
General and administrative	1,897	1,132
Total stock-based compensation expenses	$4,197	$2,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,040)	$(9,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	1,719	1,636
Depreciation and amortization	3,525	2,927
Amortization of debt issuance costs	24	24
Amortization of premiums on investments	69	102
Stock-based compensation expenses	4,197	2,605
Deferred income taxes	117	70
Allowance for sales credits	(10)	24
Loss on disposal of long-lived assets	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,802	250
Prepaid expenses and other current assets	(2,805)	(2,067)
Deferred solution and other costs	(2,066)	(851)
Deferred implementation costs	(1,314)	(1,449)
Other long-term assets	(28)	(49)
Accounts payable	1,293	1,200
Accrued liabilities	(8,756)	942
Deferred revenues	(3,114)	4,026
Deferred rent and other long-term liabilities	(285)	449
Net cash provided by (used in) operating activities	(10,668)	187
Cash flows from investing activities:
Purchases of investments	(2,939)	(10,962)
Maturities of investments	5,709	4,779
Purchases of property and equipment	(5,361)	(3,590)
Business combinations and asset acquisitions, net of cash acquired	(1,316)	(95)
Capitalized software development costs	(532)	(563)
Purchases of intangible assets	—	(75)
Net cash used in investing activities	(4,439)	(10,506)
Cash flows from financing activities:
Payments on financing obligations	—	(2,100)
Payments on capital lease obligations	—	(87)
Proceeds from the issuance of common stock, net of issuance costs	—	(8)
Proceeds from exercise of stock options to purchase common stock	3,029	727
Shares acquired to settle the exercise of stock options	(39)	(3)
Net cash provided by (used in) financing activities	2,990	(1,471)
Net decrease in cash and cash equivalents	(12,117)	(11,790)
Cash and cash equivalents, beginning of period	54,873	67,049
Cash and cash equivalents, end of period	$42,756	$55,259
Supplemental disclosures of cash flow information:
Cash paid for interest	$43	$50

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2017 and 2016. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2017, and a single customer accounted for 15% of accounts receivable, net, as of December 31, 2016.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's digital banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by the Company's registered users occurs one month in arrears. Included in the accounts receivable balances as of March 31, 2017 and December 31, 2016 were unbilled receivables of $1.1 million and $1.2 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of March 31, 2017 and December 31, 2016, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of March 31, 2017 and December 31, 2016.
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
Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company early adopted Accounting Standards Update, or ASU, No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" as of January 1, 2017. Under ASU 2017-01, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it’s not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business. In connection with the Company's acquisitions of Centrix Solutions, Inc., or Centrix, in July 2015, Smarty Pig, LLC, doing business as Social Money, or Social Money, in November 2015, and an asset purchase in January 2017, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce.
Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimated the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of its projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company’s products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period. The Company's annual test, performed in October 2016, did not result in an impairment charge for 2016 as the estimated fair value of the reporting unit exceeded the carrying value by a significant enough amount that any reasonably likely change in the assumptions used in the analysis would not cause the carrying value to exceed the estimated fair value for the reporting unit as determined under its analysis.

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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The out-of-pocket expenses are reported in cost of revenues.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.3 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company recognized $0.1 million of amortization of capitalized software development costs during the three months ended March 31, 2017 as one of the related individual products has reached general release in the first quarter of 2017. The Company capitalized software development costs in the amount of $0.5 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
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
Stock-Based Compensation
Stock options and restricted stock units awarded to employees, directors and consultants are measured at fair value at each grant date. The Company recognizes compensation expense ratably over the requisite service period of the option or restricted stock unit award. As of January 1, 2017, the Company no longer uses a forfeiture rate to recognize compensation expense as a result of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25%.
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
The Company values restricted stock units at the closing market price on date of grant, and recognizes compensation expense ratably over the requisite service period of the restricted stock unit award.
Income Taxes
Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available. No impact on the financial statements was recorded as a result of the adoption of ASU No. 2016-09.
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2017, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2017	2016
Numerators:
Net loss	$(7,040)	$(9,652)
Denominators:
Weighted-average common shares outstanding, basic and diluted	40,630	39,024
Net loss per common share, basic and diluted	$(0.17)	$(0.25)
Due to net losses for the three months ended March 31, 2017 and 2016, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock units	5,909	6,099
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

December 15, 2017 for interim and annual reporting periods beginning after that date. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. ASC 606 will be effective for the Company beginning in its first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company plans to adopt the standard using the modified retrospective method. The Company is continuing to evaluate all potential impacts as well as the changes required for systems processes and internal controls to meet the new standard’s reporting and disclosure requirements.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends ASC Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard became effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard as of January 1, 2017 and has elected not to use a forfeiture rate. The adoption resulted in a cumulative-effect adjustment to retained earnings of $0.2 million, which is included in the condensed consolidated financial statements as of March 31, 2017.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has early adopted this standard as of January 1, 2017, and its adoption did not have a material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

3. Business Combinations and Asset Acquisitions
In January 2017, the Company acquired the outstanding shares of a privately-owned company. In accordance with ASU 2017-01, the Company determined the set of assets acquired was not a business as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, and the transaction was accounted for as an asset purchase. The Company acquired the assets for $1.5 million in cash from existing balances which includes a hold-back of $0.2 million payable twelve months after the closing date. Consideration was allocated on a relative fair value basis and resulted in $1.5 million in intangible assets including acquired technology and assembled workforce. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The acquired intangible assets are not amortizable for income tax purposes, which will result in an increase to deferred tax liabilities and a decrease of valuation allowance of $0.5 million.
During 2015, the Company acquired all of the outstanding shares of Centrix, a privately-owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately-owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies. During the first quarter of 2017, the Company paid out $6.0 million to former Centrix shareholders based upon the achievement of certain milestone-based objectives and continues to accrue for payouts contingent upon future employment of acquired employees. The Company has recognized approximately $0.3 million and $1.3 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2017 and 2016, respectively. The unpaid amounts due to the former shareholders are recorded in accrued compensation in the consolidated balance sheets.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2017:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,244	$11,244	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$12,998	$—	$12,998	$—
Corporate bonds and commercial paper	12,588	—	12,588	—
Certificates of deposit	13,823	—	13,823	—
	$39,409	$—	$39,409	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2017 and December 31, 2016 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of March 31, 2017 and December 31, 2016, the Company's cash was $31.5 million and $46.6 million, respectively.
A summary of the Company's cash equivalents and investments as of March 31, 2017 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$11,244	$—	$—	$11,244

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,036	$—	$(38)	$12,998
Corporate bonds and commercial paper	12,605	—	(17)	12,588
Certificates of deposit	13,823	—	—	13,823
	$39,464	$—	$(55)	$39,409
A summary of the Company's cash equivalents and investments as of December 31, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$8,306	$—	$—	$8,306

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,028	$—	$(30)	$12,998
Corporate bonds and commercial paper	14,671	—	(24)	14,647
Certificates of deposit	14,604	—	—	14,604
	$42,303	$—	$(54)	$42,249
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2017	December 31, 2016
Due within one year or less	$23,742	$26,577
Due after one year through five years	15,667	15,672
	$39,409	$42,249
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of March 31, 2017.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2017:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,036	$(38)	$12,998
Corporate bonds and commercial paper	11,600	(17)	11,583
	$24,636	$(55)	$24,581
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,028	$(30)	$12,998
Corporate bonds and commercial paper	13,668	(24)	13,644
	$26,696	$(54)	$26,642

6. Goodwill and Intangible Assets
The carrying amount of goodwill was $12.9 million at March 31, 2017 and December 31, 2016. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. No impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at March 31, 2017 and December 31, 2016 were as follows:

	As of March 31, 2017			As of December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,130	$(885)	$2,245	$3,130	$(749)	$2,381
Non-compete agreements	884	(314)	570	884	(266)	618
Trademarks	2,140	(1,189)	951	2,140	(1,010)	1,130
Acquired technology	13,293	(4,731)	8,562	11,920	(3,846)	8,074
Assembled workforce	121	(8)	113	—	—	—
Capitalized software development costs	3,537	(71)	3,466	3,005	—	3,005
	$23,105	$(7,198)	$15,907	$21,079	$(5,871)	$15,208
The Company recorded intangible assets from the business combinations in 2015 and asset acquisition in 2017, discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million for each of the three months ended March 31, 2017 and 2016.
Software development costs capitalized as of March 31, 2017 were $3.5 million and $3.0 million as of December 31, 2016. In the first quarter of 2017, one of the products related to capitalized software development costs reached general release, and the Company has commenced amortization of these costs. The Company has recognized $0.1 million of amortization of capitalized software development costs during the three months ended March 31, 2017. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years.
7. Debt
In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended several times, most recently on March 31, 2016, to modify the Credit Facility to allow for the acquisition of Social Money. The Credit Facility, as amended, provides for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time shall be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility is restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrue interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company pays a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which was paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expired in October 2016, at which time maximum borrowings under the Facility were reduced to $25.0 million, and the Credit Facility matures in April 2017, at which time all outstanding borrowings and accrued interest become payable.
As of March 31, 2017, the Company had no borrowings outstanding and only a secured letter of credit of $3.0 million against the Credit Facility, leaving an available balance of approximately $22.0 million. The interest rate applicable to the Credit Facility was 4.0%. The Credit Facility is collateralized by substantially all of the Company's assets and requires that the Company maintain certain financial covenants as provided in the Credit Facility. The Company was in compliance with all financial covenants as of March 31, 2017.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.
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

Contractual Commitments
Year Ended December 31,
2017 (from April 1 to December 31)	$7,183
2018	10,992
2019	9,644
2020	6,744
2021 and Thereafter	—
Total commitments	$34,563
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

As of December 31, 2016, a total of 2,080 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2017, 1,819 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2017, 60 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2017 a total of 7,292 shares were allocated for issuance under the 2014 Plan. As of March 31, 2017, options to purchase a total of 2,622 shares of common stock have been granted under the 2014 Plan, 1,806 shares have been reserved under the 2014 Plan for the vesting of restricted stock units, 264 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 3,128 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2017, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options
Stock option activity during the three months ended March 31, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2017	4,434	$12.91
Granted	571	35.77
Exercised	(407)	7.43
Forfeited	(94)	12.38
Balance as of March 31, 2017	4,504	$16.32
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2017	1,210	$25.87
Granted	320	35.57
Vested	(100)	20.20
Forfeited	(25)	23.10
Nonvested as of March 31, 2017	1,405	$28.52

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

10. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three months ended March 31, 2017 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
For the three months ended March 31, 2017 and 2016, the Company's provision for income taxes reflected an effective tax rate of approximately 2.5% and 2.4%, respectively. For the three months ended March 31, 2017 and 2016, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
The Company increased both its net operating loss deferred tax asset and its valuation allowance by $17.3 million upon adoption of ASU No. 2016-09 relating to certain tax deductions associated with stock option transactions greater than the stock-related compensation expense for financial statement purposes.
The Company had no unrecognized tax benefits as of March 31, 2017. The Company's tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.
11. Subsequent Events
On April 11, 2017, the Company’s Credit Facility with Wells Fargo expired under the original terms of the agreement. The Company paid the outstanding balance on the facility, which was less than $0.1 million, and the secured letter of credit which had been issued against the facility for the security deposit for our corporate headquarters is now secured by a restricted deposit account with Wells Fargo.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2016, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2017.
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
Registered Users
We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 8.6 million, 6.3 million and 4.3 million registered users on the Q2 platform as of December 31, 2016, 2015 and 2014, respectively. Registered users on the Q2 platform at March 31, 2017 were 8.9 million compared to 6.8 million at March 31, 2016.
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
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, and total other expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(7,040)	$(9,652)
Depreciation and amortization	3,525	2,927
Stock-based compensation expense	4,197	2,605
Provision for income taxes	136	230
Interest and other (income) expense, net	(34)	(14)
Acquisition related costs	348	1,482
Adjusted EBITDA	$1,132	$(2,422)
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
Subscription fees are based on the number of solutions purchased by our customers, the number of registered users and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly, or annually and are recognized monthly over the term of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. We begin recognizing subscription fees on the date a solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial agreement term beginning on the date we commence recognizing subscription fees. Amounts that have been invoiced but not paid are recorded in accounts receivable and in revenues or deferred revenues, depending on whether our revenue recognition criteria have been met.
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
We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. In the first quarter of 2017, one of the products related to capitalized software development costs reached general release, and we have commenced amortization of these costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. We intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
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
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include consulting and professional fees, insurance and travel. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
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
Provision for Income Taxes
As a result of our current net operating loss position, current income tax expenses consist primarily of state income taxes, and deferred income tax expenses relate to the tax amortization of acquired goodwill, resulting in the recognition of a net deferred tax liability.

Results of Operations
Condensed Consolidated Statements of Operations Data
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$44,534	$33,759
Cost of revenues(1)(2)	22,772	17,814
Gross profit	21,762	15,945
Operating expenses:
Sales and marketing(2)	9,878	8,207
Research and development(2)	9,651	7,903
General and administrative(2)	8,452	7,421
Acquisition related costs	348	1,482
Amortization of acquired intangibles	371	368
Total operating expenses	28,700	25,381
Loss from operations	(6,938)	(9,436)
Total other income (expense), net	34	14
Loss before income taxes	(6,904)	(9,422)
Provision for income taxes	(136)	(230)
Net loss	$(7,040)	$(9,652)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$724	$406
Sales and marketing	631	435
Research and development	945	632
General and administrative	1,897	1,132
Total stock-based compensation expenses	$4,197	$2,605

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	51.1	52.8
Gross profit	48.9	47.2
Operating expenses:
Sales and marketing(2)	22.2	24.3
Research and development(2)	21.7	23.4
General and administrative(2)	19.0	22.0
Acquisition related costs	0.8	4.4
Amortization of acquired intangibles	0.8	1.1
Total operating expenses	64.4	75.2
Loss from operations	(15.6)	(28.0)
Total other income (expense), net	0.1	0.1
Loss before income taxes	(15.5)	(27.9)
Provision for income taxes	(0.3)	(0.7)
Net loss	(15.8)%	(28.6)%
______________________________________________________________________________

(1)	Includes amortization of acquired technology of 2.0% and 2.4% for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenues	1.6%	1.2%
Sales and marketing	1.4	1.3
Research and development	2.1	1.9
General and administrative	4.3	3.4
Total stock-based compensation expenses	9.4%	7.8%
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of Three Months Ended March 31, 2017 and 2016
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Revenues	$44,534	$33,759	$10,775	31.9%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Revenues increased by $10.8 million, or 31.9%, from $33.8 million for the three months ended March 31, 2016 to $44.5 million for the three months ended March 31, 2017. This increase in revenue was primarily attributable to a $9.7 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $1.1 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Cost of revenues	$22,772	$17,814	$4,958	27.8%
Percentage of revenues	51.1%	52.8%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Cost of revenues increased by $5.0 million, or 27.8%, from $17.8 million for the three months ended March 31, 2016 to $22.8 million for the three months ended March 31, 2017. This increase was attributable to a $2.0 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.3 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $1.4 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.6 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.2 million increase from capitalized services amortization.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Sales and marketing	$9,878	$8,207	$1,671	20.4%
Percentage of revenues	22.2%	24.3%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Sales and marketing expenses increased by $1.7 million, or 20.4%, from $8.2 million for the three months ended March 31, 2016 to $9.9 million for the three months ended March 31, 2017. This increase was primarily attributable to a $1.4 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.2 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $0.3 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.1 million increase in discretionary marketing spend. These increases were partially offset by a $0.1 million decrease in travel related expenses.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Research and development	$9,651	$7,903	$1,748	22.1%
Percentage of revenues	21.7%	23.4%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Research and development expenses increased by $1.7 million, or 22.1%, from $7.9 million for the three months ended March 31, 2016 to $9.7 million for the three months ended March 31, 2017. This increase was primarily attributable to a $1.4 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.3 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. In addition, there was a $0.3 million increase in facilities and other overhead costs which were allocated to our research and development departments.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
General and administrative	$8,452	$7,421	$1,031	13.9%
Percentage of revenues	19.0%	22.0%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. General and administrative expenses increased by $1.0 million, or 13.9%, from $7.4 million for the three months ended March 31, 2016 to $8.5 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in personnel costs to support the growth of our business, which included a $0.8 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. This increase was partially offset by a $0.5 million decrease in professional services for legal and consulting fees.
General and administrative expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX, and other regulations governing public companies, costs of directors' and officers' liability insurance and investor relations activities. As of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million. Commencing January 1, 2017, we are a "large accelerated filer" and, accordingly, can no longer qualify as an emerging growth company and are no longer able to rely on certain exemptions that were previously available to us as an emerging growth company. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued SOX and other regulatory compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Acquisition related costs	$348	$1,482	$(1,134)	(76.5)%
Percentage of revenues	0.8%	4.4%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Acquisition related costs decreased by $1.1 million, or 76.5%, from $1.5 million for the three months ended March 31, 2016 to $0.3 million for the three months ended March 31, 2017. During the first quarter of 2017, we paid out $6.0 million to former Centrix shareholders based upon the achievement of certain milestone-based objectives and continue to accrue for payouts contingent upon future employment of acquired employees. The expense for the three months ended March 31, 2017 is comprised of compensation expense related to retention bonuses for employees of the companies acquired in 2015. The expense for the three months ended March 31, 2016 included $1.3 million of compensation related to milestone and retention bonuses for employees of Centrix and $0.2 million of legal and other expenses incurred related to the acquisitions.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2017	2016	$	(%)
Amortization of acquired intangibles	$371	$368	$3	0.8%
Percentage of revenues	0.8%	1.1%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Amortization of acquired intangibles was relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering, or IPO, and follow-on offerings and cash flows from operations. At March 31, 2017, our principal sources of liquidity were cash, cash equivalents and investments of $82.2 million and $22.0 million of available borrowings under our Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(10,668)	$187
Investing activities	(4,439)	(10,506)
Financing activities	2,990	(1,471)
Net decrease in cash and cash equivalents	$(12,117)	$(11,790)

Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the three months ended March 31, 2017, our net cash and cash equivalents used in operating activities were $10.7 million, which consisted of a net loss of $7.0 million and cash outflows from changes in operating assets and liabilities of $13.3 million, partially offset by non-cash adjustments of $9.6 million. Cash inflows were the result of a $3.8 million decrease in accounts receivable due to the timing of billings and customer payments and a $1.3 million increase in accounts payable due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities. Cash outflows were the result of an $8.8 million decrease in accrued liabilities mainly from the payment of the $6.0 million milestone bonus and annual bonuses, a $3.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.1 million decrease in deferred revenues due to the recognition of revenue from prior payments exceeding deposits received from customers during the period, a $2.8 million increase in prepaid and other current assets related to various prepaid expenses related to our annual client conference, and a $0.3 million decrease in deferred rent and other long-term liabilities. Non-cash items consisted primarily of $4.2 million of stock-based compensation expense, $3.5 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, and $1.7 million of amortization of deferred implementation, deferred solution and other costs.
For the three months ended March 31, 2016, our net cash and cash equivalents provided by operating activities were $0.2 million, which consisted of a net loss of $9.7 million, offset by cash inflows from changes in operating assets and liabilities of $2.5 million and non-cash adjustments of $7.4 million. Cash inflows were the result of a $4.0 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $2.1 million increase in accounts payable and accrued liabilities due to the timing of payments in support of our expanding customer base and related growth in our technical infrastructure, a $0.4 million increase in deferred rent and other long-term liabilities as a result of the tenant improvement allowance for our new building, and a $0.3 million decrease in accounts receivable due to the timing of billings and customer payments. Cash outflows were the result of a $2.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $2.1 million increase in prepaid and other current assets related to various prepaid corporate insurance and other prepaid expenses. Non-cash items consisted primarily of $2.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $2.6 million of stock-based compensation expense, and $1.6 million of amortization of deferred implementation and deferred solution and other costs.
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
For the three months ended March 31, 2017, net cash used in investing activities was $4.4 million, consisting primarily of $5.4 million for the purchase of property and equipment, $2.9 million for the purchase of investments, $1.3 million for an asset purchase, and $0.5 million from the capitalization of software development costs, partially offset by $5.7 million from maturities of investments.
For the three months ended March 31, 2016, net cash used in investing activities was $10.5 million, consisting primarily of $11.0 million for the purchase of investments, $3.6 million for the purchase of property and equipment, $0.6 million from the capitalization of software development costs, and $0.1 million used for the working capital payment to the former owners of Social Money, partially offset by $4.8 million from maturities of investments.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of net proceeds from exercises of options to purchase common stock offset by payments on financing obligations.
For the three months ended March 31, 2017, net cash provided by financing activities was $3.0 million, consisting primarily of cash received from the exercise of stock options.

For the three months ended March 31, 2016, net cash used in financing activities was $1.5 million, consisting of $2.1 million of payments on financing obligations and $0.1 million of payments on capital lease obligations, partially offset by $0.7 million received from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended March 31, 2017, and subsequent to March 31, 2017, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 21, 2017.
The following table summarizes our contractual obligations and commitments at March 31, 2017 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Interest payments - line of credit	$14	$—	$—	$—	$14
Operating lease obligations	5,537	11,075	9,926	23,673	50,211
Purchase commitments	11,516	17,989	5,058	—	34,563
Acquisition hold back	2,650	—	—	—	2,650
	$19,717	$29,064	$14,984	$23,673	$87,438
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. ASC 606 will be effective for us beginning in its first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. We plan to adopt the standard using the modified retrospective method. We continue to evaluate all potential impacts as well as the changes required for systems processes and internal controls to meet the new standard’s reporting and disclosure requirements.
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

ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We adopted this standard as of January 1, 2017 and have elected to not use a forfeiture rate as of January 1, 2017. The adoption resulted in a cumulative-effect adjustment to retained earnings of $0.2 million, which is included in the condensed consolidated financial statements as of March 31, 2017.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. We have early adopted this standard as of January 1, 2017, and its adoption did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
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
There were no other significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2016, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2017.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Borrowings under our Credit Facility bear interest at rates that are variable. Increases in the LIBOR or prime rate would increase the amount of interest payable on outstanding borrowings on our Credit Facility. For the three months ended March 31, 2017, a 10% change in either the LIBOR or prime rate would not have had a material impact on our interest expense or cash flows. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Management believes that there are no claims or actions pending against us, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
        Reference is made to the factors set forth under the caption “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), completed the acquisition of Social Money for $10.7 million in cash, which includes a hold-back of $2.5 million payable 18 months after closing date less the portion of any indemnifiable claims, paid $7.0 million to the former Centrix shareholders based upon the achievement of certain milestones and continued employment with Q2, and completed an asset purchase for $1.5 million in cash in January 2017, which includes a hold-back of $150,000 payable 12 months after closing date less the portion of any indemnifiable claims. The former shareholders of Centrix have the right to receive an additional $2.0 million based upon continued employment of certain shareholders, which will also be funded through the use of a portion of the proceeds of the IPO.

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
(c) Repurchases
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2017	—	$—	$—	$—
February 1 - 28, 2017	—	—	—	—
March 1 - 31, 2017	1,096	35.19	—	—
Total	1,096	$35.19	$—	$—

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 shares as reported on the New York Stock Exchange on the date of exercise.
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

Q2 HOLDINGS, INC.
May 4, 2017	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

May 4, 2017	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.