Form 10-Q
period 2017-09-30
Q2 Holdings, Inc.
filed 2017-11-02
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,672,523 shares of Common Stock, $0.0001 par value per share as of October 31, 2017.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,140	$54,873
Restricted cash	2,915	1,315
Investments	48,717	42,249
Accounts receivable, net	15,768	12,240
Prepaid expenses and other current assets	5,093	3,215
Deferred solution and other costs, current portion	9,416	8,839
Deferred implementation costs, current portion	3,590	2,938
Total current assets	125,639	125,669
Property and equipment, net	32,140	27,480
Deferred solution and other costs, net of current portion	12,411	11,125
Deferred implementation costs, net of current portion	8,387	8,096
Intangible assets, net	13,512	15,208
Goodwill	12,876	12,876
Other long-term assets	502	526
Total assets	$205,467	$200,980
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,347	$4,231
Accrued liabilities	5,901	8,822
Accrued compensation	11,501	16,035
Deferred revenues, current portion	40,505	30,123
Total current liabilities	64,254	59,211
Deferred revenues, net of current portion	28,286	31,707
Deferred rent, net of current portion	9,711	9,466
Other long-term liabilities	579	361
Total liabilities	102,830	100,745
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 41,673 issued and 41,652 shares outstanding as of September 30, 2017 and 40,441 shares issued and 40,425 shares outstanding as of December 31, 2016	4	4
Treasury stock at cost: 21 shares at September 30, 2017 and 16 shares at December 31, 2016	(597)	(417)
Additional paid-in capital	249,892	226,485
Accumulated other comprehensive loss	(69)	(54)
Accumulated deficit	(146,593)	(125,783)
Total stockholders' equity	102,637	100,235
Total liabilities and stockholders' equity	$205,467	$200,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$50,116	$38,305	$142,275	$108,069
Cost of revenues(1)	25,813	19,599	72,913	56,283
Gross profit	24,303	18,706	69,362	51,786
Operating expenses:
Sales and marketing(1)	9,904	8,980	30,878	26,798
Research and development(1)	10,092	8,219	29,665	23,952
General and administrative(1)	9,596	8,624	27,316	23,482
Acquisition related costs	270	1,835	969	4,793
Amortization of acquired intangibles	369	368	1,113	1,104
Unoccupied lease charges	—	—	—	33
Total operating expenses	30,231	28,026	89,941	80,162
Loss from operations	(5,928)	(9,320)	(20,579)	(28,376)
Other income (expense):
Interest and other income	149	90	386	260
Interest and other expense	—	(154)	(94)	(395)
Total other income (expense), net	149	(64)	292	(135)
Loss before income taxes	(5,779)	(9,384)	(20,287)	(28,511)
Provision for income taxes	(3)	(97)	(356)	(330)
Net loss	$(5,782)	$(9,481)	$(20,643)	$(28,841)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	15	(17)	(15)	88
Comprehensive loss	$(5,767)	$(9,498)	$(20,658)	$(28,753)
Net loss per common share, basic and diluted	$(0.14)	$(0.24)	$(0.50)	$(0.73)
Weighted average common shares outstanding:
Basic and diluted	41,386	39,870	41,030	39,445
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$983	$547	$2,526	$1,408
Sales and marketing	699	587	2,142	1,514
Research and development	1,149	766	3,127	2,050
General and administrative	2,576	1,459	6,831	3,849
Total stock-based compensation expenses	$5,407	$3,359	$14,626	$8,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,643)	$(28,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred implementation, solution and other costs	5,526	4,928
Depreciation and amortization	11,049	8,935
Amortization of debt issuance costs	28	72
Amortization of premiums on investments	263	324
Stock-based compensation expenses	14,626	8,821
Deferred income taxes	227	208
Allowance for sales credits	1	29
Loss on disposal of long-lived assets	4	102
Unoccupied lease charges	—	33
Changes in operating assets and liabilities:
Accounts receivable, net	(3,529)	(7,265)
Prepaid expenses and other current assets	(1,881)	(2,062)
Deferred solution and other costs	(4,162)	(6,617)
Deferred implementation costs	(4,169)	(4,784)
Other long-term assets	(99)	(109)
Accounts payable	1,870	1,361
Accrued liabilities	(4,972)	7,841
Deferred revenues	6,960	12,319
Deferred rent and other long-term liabilities	244	3,316
Net cash provided by (used in) operating activities	1,343	(1,389)
Cash flows from investing activities:
Purchases of investments	(25,267)	(32,024)
Maturities of investments	18,519	34,650
Purchases of property and equipment	(11,379)	(13,553)
Business combinations and asset acquisitions, net of cash acquired	(3,816)	(95)
Capitalized software development costs	(970)	(1,932)
Purchases of intangible assets	—	(263)
Increase in restricted cash	(1,600)	—
Net cash used in investing activities	(24,513)	(13,217)
Cash flows from financing activities:
Payments on financing obligations	—	(4,890)
Payments on capital lease obligations	—	(161)
Proceeds from the issuance of common stock, net of issuance costs	—	(8)
Proceeds from exercise of stock options to purchase common stock	8,617	4,462
Shares acquired to settle the exercise of stock options	(180)	(223)
Net cash provided by (used in) financing activities	8,437	(820)
Net decrease in cash and cash equivalents	(14,733)	(15,426)
Cash and cash equivalents, beginning of period	54,873	67,049
Cash and cash equivalents, end of period	$40,140	$51,623
Supplemental disclosures of cash flow information:
Cash paid for taxes	$128	$120
Cash paid for interest	$68	$167

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2017 and 2016. No individual customer accounted for 10% or more of accounts receivable, net, as of September 30, 2017, and a single customer accounted for 15% of accounts receivable, net, as of December 31, 2016.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for these services and also when the Company earns revenues based on the number of registered users and the number of bill-pay and certain other transactions that registered users perform on the Company's digital banking solutions in excess of the levels included in the Company's minimum subscription fee. Generally, billing for revenues related to the number of registered users and the number of transactions processed by the Company's registered users occurs one month in arrears. Included in the accounts receivable balances as of September 30, 2017 and December 31, 2016 were unbilled receivables of $2.0 million and $1.2 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of September 30, 2017 and December 31, 2016, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of September 30, 2017 and December 31, 2016.
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million for each of the three months ended September 30, 2017 and 2016, and $1.2 million for each of the nine months ended September 30, 2017 and 2016. The out-of-pocket expenses are reported in cost of revenues.
Term Licenses and Maintenance Revenues
A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance, which entitles the customer to technical support, upgrades and updates to the software made available on a when-and-if-available basis, are accounted for under Accounting Standards Codification, or ASC, 985-605, "Software Revenue Recognition." The Company does not have VSOE of fair value for the maintenance and professional services so the entire arrangement consideration is recognized monthly over the term of the software license when all of the other revenue recognition criteria have been met. Revenues from term licenses and maintenance agreements were not significant in the periods presented.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the remaining term of the customer agreement. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company capitalized implementation costs in the amount of $1.5 million and $1.7 million during the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $4.8 million during the nine months ended September 30, 2017 and 2016, respectively.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company recognized $0.1 million and $0.3 million of amortization of capitalized software development costs for the three and nine months ended September 30, 2017 as all of the related individual products reached general release in the first nine months of 2017. The Company capitalized software development costs in the amount of $0.2 million and $0.7 million during the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and were $0.5 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2017, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerators:
Net loss	$(5,782)	$(9,481)	$(20,643)	$(28,841)
Denominators:
Weighted-average common shares outstanding, basic and diluted	41,386	39,870	41,030	39,445
Net loss per common share, basic and diluted	$(0.14)	$(0.24)	$(0.50)	$(0.73)
Due to net losses for the three and nine months ended September 30, 2017 and 2016, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and restricted stock units	5,575	5,981	5,575	5,981

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
The Company continues to evaluate all potential impacts of the new standard, as well as the changes that may be required to systems, processes and internal controls to meet the new standard's reporting and disclosure requirements. The Company currently believes the most significant impact relates to its accounting for arrangements that include contractual provisions providing for periodic price increases or price increases that are dependent upon external factors such as an RCFI's increase in usage. Under current GAAP, the Company accounts for periodic price increases in the period in which they occur, and under the new standard, the Company will likely recognize revenue from periodic price increases on a ratable basis over the term of the contract. Additionally under current GAAP, for contracts in which customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements, the Company recognizes the entire arrangement consideration monthly over the term of the software license as the Company does not have VSOE of fair value for the license and maintenance. Under the new standard, the Company will likely be able to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. Under current GAAP, the Company also defers only direct and incremental commission costs to obtain a contract and amortizes those costs over the term of the related contract. Under the new standard, the Company will likely be required to defer additional incremental costs related to the customer contract and amortize those costs over the expected period of customer benefit. The Company also expects a portion of the commission payment to be expensed as incurred. The Company is working to quantify the impact of the new standard on arrangements that include increases in usage, the impact of the deferral of additional incremental costs of obtaining a contract with a customer and the appropriate amortization period for such costs.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends ASC Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard became effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard as of January 1, 2017 and has elected not to use a forfeiture rate. The adoption resulted in a cumulative-effect adjustment to accumulated deficit of $0.2 million, which was included in the condensed consolidated financial statements for the quarter ended March 31, 2017.

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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company early adopted this standard as of January 1, 2017, and its adoption did not have a material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)" to clarify the scope of Subtopic 610-20, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets," and to add guidance for partial sales of nonfinancial assets. This ASU amends the disclosure requirements for ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ASU No. 2016-02, "Leases (Topic 842)" and ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The Company adopted this ASU and added qualitative financial statement disclosures as necessary.
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
During 2015, the Company acquired all of the outstanding shares of Centrix, a privately-owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately-owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies. During the first nine months of 2017, the Company paid out $7.2 million to the former Centrix shareholders based upon the achievement of certain milestone-based objectives and continued employment. During the first half of 2017, the Company also paid out $0.2 million in retention bonuses to certain of the Social Money employees based upon their continued employment with the Company and released the entire $2.5 million hold-back to the former owners of Social Money upon the expiration of the hold-back period. The Company continues to accrue for payouts contingent upon future employment of acquired employees. The Company has recognized $0.3 million and $1.8 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. The unpaid amounts due to the former shareholders or continuing employees, as applicable, are recorded in accrued compensation in the consolidated balance sheets as of September 30, 2017.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2017:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,170	$2,170	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$16,011	$—	$16,011	$—
Corporate bonds and commercial paper	19,884	—	19,884	—
Certificates of deposit	12,822	—	12,822	—
	$48,717	$—	$48,717	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2017 and December 31, 2016 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of September 30, 2017 and December 31, 2016, the Company's cash was $38.0 million and $46.6 million, respectively.
A summary of the Company's cash equivalents and investments as of September 30, 2017 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,170	$—	$—	$2,170

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$16,053	$—	$(42)	$16,011
Corporate bonds and commercial paper	19,911	—	(27)	19,884
Certificates of deposit	12,822	—	—	12,822
	$48,786	$—	$(69)	$48,717
A summary of the Company's cash equivalents and investments as of December 31, 2016 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$8,306	$—	$—	$8,306

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,028	$—	$(30)	$12,998
Corporate bonds and commercial paper	14,671	—	(24)	14,647
Certificates of deposit	14,604	—	—	14,604
	$42,303	$—	$(54)	$42,249
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2017	December 31, 2016
Due within one year or less	$30,733	$26,577
Due after one year through five years	17,984	15,672
	$48,717	$42,249
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of September 30, 2017.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2017:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$16,053	$(42)	$16,011
Corporate bonds and commercial paper	19,911	(27)	19,884
	$35,964	$(69)	$35,895
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2016:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$13,028	$(30)	$12,998
Corporate bonds and commercial paper	13,668	(24)	13,644
	$26,696	$(54)	$26,642

6. Goodwill and Intangible Assets
The carrying amount of goodwill was $12.9 million at September 30, 2017 and December 31, 2016. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. No impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	As of September 30, 2017			As of December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,130	$(1,157)	$1,973	$3,130	$(749)	$2,381
Non-compete agreements	884	(408)	476	884	(266)	618
Trademarks	2,140	(1,546)	594	2,140	(1,010)	1,130
Acquired technology	13,293	(6,553)	6,740	11,920	(3,846)	8,074
Assembled workforce	121	(28)	93	—	—	—
Capitalized software development costs	3,975	(339)	3,636	3,005	—	3,005
	$23,543	$(10,031)	$13,512	$21,079	$(5,871)	$15,208
The Company recorded intangible assets from the business combinations in 2015 and an asset acquisition in 2017, discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.9 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.7 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million for each of the three months ended September 30, 2017 and 2016, and $1.1 million for each of the nine months ended September 30, 2017 and 2016.
Capitalized software development costs were $4.0 million as of September 30, 2017 and $3.0 million as of December 31, 2016. During the first nine months of 2017, all of the products related to capitalized software development costs reached general release, and the Company has commenced amortization of these costs. The Company amortized $0.1 million and $0.3 million of capitalized software development costs for the three and nine months ended September 30, 2017, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $1.1 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.
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

Contractual Commitments
Year Ended December 31,
2017 (from October 1 to December 31)	$2,664
2018	12,347
2019	10,339
2020	6,802
2021	6,744
Thereafter	11,802
Total commitments	$50,698
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

As of December 31, 2016, a total of 2,080 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2017, 1,819 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2017, 66 shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2017 a total of 7,297 shares were allocated for issuance under the 2014 Plan. As of September 30, 2017, options to purchase a total of 2,628 shares of common stock have been granted under the 2014 Plan, 2,346 shares have been reserved under the 2014 Plan for the vesting of restricted stock units, 413 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 2,736 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2017, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options
Stock option activity during the nine months ended September 30, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2017	4,434	$12.91
Granted	577	35.81
Exercised	(926)	9.30
Forfeited	(178)	19.06
Balance as of September 30, 2017	3,907	$16.87
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2017	1,210	$25.87
Granted	860	38.55
Vested	(306)	26.07
Forfeited	(96)	27.87
Nonvested as of September 30, 2017	1,668	$32.25

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

10. Income Taxes
In accordance with applicable accounting guidance, the income tax provision for the three and nine months ended September 30, 2017 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's provision for income taxes reflected an effective tax rate of approximately 0.1% and 1.0% for the three months ended September 30, 2017 and 2016, respectively, and 1.8% and 1.2% for the nine months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017 and 2016, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
The Company had no unrecognized tax benefits as of September 30, 2017. The Company's tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.

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
Registered Users
We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 8.6 million, 6.3 million and 4.3 million registered users on the Q2 platform as of December 31, 2016, 2015 and 2014, respectively. Registered users on the Q2 platform at September 30, 2017 were 10.0 million compared to 7.8 million at September 30, 2016.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(5,782)	$(9,481)	$(20,643)	$(28,841)
Depreciation and amortization	3,822	3,064	11,049	8,935
Stock-based compensation expense	5,407	3,359	14,626	8,821
Provision for income taxes	3	97	356	330
Interest and other (income) expense, net	(149)	64	(292)	135
Acquisition related costs	270	1,835	969	4,793
Unoccupied lease charges	—	—	—	33
Adjusted EBITDA	$3,571	$(1,062)	$6,065	$(5,794)
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
We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. During the first nine months of 2017, all of the products related to capitalized software development costs reached general release, and we have commenced amortization of these costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives.
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

Results of Operations
Condensed Consolidated Statements of Operations Data
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$50,116	$38,305	$142,275	$108,069
Cost of revenues(1)(2)	25,813	19,599	72,913	56,283
Gross profit	24,303	18,706	69,362	51,786
Operating expenses:
Sales and marketing(2)	9,904	8,980	30,878	26,798
Research and development(2)	10,092	8,219	29,665	23,952
General and administrative(2)	9,596	8,624	27,316	23,482
Acquisition related costs	270	1,835	969	4,793
Amortization of acquired intangibles	369	368	1,113	1,104
Unoccupied lease charges	—	—	—	33
Total operating expenses	30,231	28,026	89,941	80,162
Loss from operations	(5,928)	(9,320)	(20,579)	(28,376)
Total other income (expense), net	149	(64)	292	(135)
Loss before income taxes	(5,779)	(9,384)	(20,287)	(28,511)
Provision for income taxes	(3)	(97)	(356)	(330)
Net loss	$(5,782)	$(9,481)	$(20,643)	$(28,841)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $0.9 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.7 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$983	$547	$2,526	$1,408
Sales and marketing	699	587	2,142	1,514
Research and development	1,149	766	3,127	2,050
General and administrative	2,576	1,459	6,831	3,849
Total stock-based compensation expenses	$5,407	$3,359	$14,626	$8,821

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	51.5	51.2	51.2	52.1
Gross profit	48.5	48.8	48.8	47.9
Operating expenses:
Sales and marketing(2)	19.8	23.4	21.7	24.8
Research and development(2)	20.1	21.5	20.9	22.2
General and administrative(2)	19.1	22.5	19.2	21.7
Acquisition related costs	0.5	4.8	0.7	4.4
Amortization of acquired intangibles	0.7	1.0	0.8	1.0
Unoccupied lease charges	—	—	—	0.1
Total operating expenses	60.3	73.2	63.2	74.2
Loss from operations	(11.8)	(24.4)	(14.5)	(26.3)
Total other income (expense), net	0.3	(0.2)	0.2	(0.1)
Loss before income taxes	(11.5)	(24.6)	(14.3)	(26.4)
Provision for income taxes	—	(0.3)	(0.3)	(0.3)
Net loss	(11.5)%	(24.8)%	(14.5)%	(26.7)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 1.8% and 2.1% for the three months ended September 30, 2017 and 2016, respectively, and 1.9% and 2.2% for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	2.0%	1.4%	1.8%	1.3%
Sales and marketing	1.4	1.5	1.5	1.4
Research and development	2.3	2.0	2.2	1.9
General and administrative	5.1	3.8	4.8	3.6
Total stock-based compensation expenses	10.8%	8.8%	10.3%	8.2%
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Three and Nine Months Ended September 30, 2017 and 2016
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Revenues	$50,116	$38,305	$11,811	30.8%	$142,275	$108,069	$34,206	31.7%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Revenues increased by $11.8 million, or 30.8%, from $38.3 million for the three months ended September 30, 2016 to $50.1 million for the three months ended September 30, 2017. This increase in revenue was primarily attributable to a $10.4 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $1.4 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Revenues increased by $34.2 million, or 31.7%, from $108.1 million for the nine months ended September 30, 2016 to $142.3 million for the nine months ended September 30, 2017. This increase in revenue was primarily attributable to a $30.5 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers. The remaining $3.7 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Cost of revenues	$25,813	$19,599	$6,214	31.7%	$72,913	$56,283	$16,630	29.5%
Percentage of revenues	51.5%	51.2%			51.2%	52.1%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Cost of revenues increased by $6.2 million, or 31.7%, from $19.6 million for the three months ended September 30, 2016 to $25.8 million for the three months ended September 30, 2017. This increase was attributable to a $2.8 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.4 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.1 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.6 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, and a $0.4 million increase from amortization of capitalized services. This increase was partially offset by a $0.2 million decrease in travel related expenses.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Cost of revenues increased by $16.6 million, or 29.5%, from $56.3 million for the nine months ended September 30, 2016 to $72.9 million for the nine months ended September 30, 2017. This increase was attributable to a $7.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $1.1 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $3.4 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $3.4 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.5 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, a $1.0 million increase from amortization of capitalized services, and a $0.2 million increase in amortization of intangible assets. This increase was partially offset by a $0.3 million decrease in recruiting and travel related expenses.
We defer certain payroll costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the same period in which the related revenue is recognized. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity and process improvement.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Sales and marketing	$9,904	$8,980	$924	10.3%	$30,878	$26,798	$4,080	15.2%
Percentage of revenues	19.8%	23.4%			21.7%	24.8%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Sales and marketing expenses increased by $0.9 million, or 10.3%, from $9.0 million for the three months ended September 30, 2016 to $9.9 million for the three months ended September 30, 2017. This increase was primarily attributable to a $0.7 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.1 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.2 million increase in discretionary marketing spend.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Sales and marketing expenses increased by $4.1 million, or 15.2%, from $26.8 million for the nine months ended September 30, 2016 to $30.9 million for the nine months ended September 30, 2017. This increase was primarily attributable to a $2.9 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.6 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.5 million increase in discretionary marketing spend driven primarily by the growth in our annual client conference, and a $0.2 million increase in recruiting expenses.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Research and development	$10,092	$8,219	$1,873	22.8%	$29,665	$23,952	$5,713	23.9%
Percentage of revenues	20.1%	21.5%			20.9%	22.2%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Research and development expenses increased by $1.9 million, or 22.8%, from $8.2 million for the three months ended September 30, 2016 to $10.1 million for the three months ended September 30, 2017. This increase was primarily attributable to a $1.0 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. An additional $0.5 million of the increase resulted from reduced capitalization of research and development salaries as software development costs as all products reached general release during the first nine months of 2017, and $0.4 million of the increase was related to facilities, information technology, and other overhead costs which were allocated to our research and development departments.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Research and development expenses increased by $5.7 million, or 23.9%, from $24.0 million for the nine months ended September 30, 2016 to $29.7 million for the nine months ended September 30, 2017. This increase was primarily attributable to a $3.8 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $1.1 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.1 million increase in facilities, information technology, and other overhead costs which were allocated to our research and development departments. An additional $1.0 million of the increase resulted from reduced capitalization of research and development salaries as software development costs as all products reached general release during the first nine months of 2017. This increase was partially offset by a $0.1 million decrease in professional services and a $0.1 million decrease in recruiting and travel related expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
General and administrative	$9,596	$8,624	$972	11.3%	$27,316	$23,482	$3,834	16.3%
Percentage of revenues	19.1%	22.5%			19.2%	21.7%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. General and administrative expenses increased by $1.0 million, or 11.3%, from $8.6 million for the three months ended September 30, 2016 to $9.6 million for the three months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to a $1.8 million increase in personnel costs to support the growth of our business, which included a $1.1 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.2 million increase in facilities and other overhead costs which were allocated to our general and administrative departments. This increase was partially offset by a $0.7 million decrease in professional services for legal and consulting fees and a $0.3 million decrease in miscellaneous other taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. General and administrative expenses increased by $3.8 million, or 16.3%, from $23.5 million for the nine months ended September 30, 2016 to $27.3 million for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily attributable to a $5.1 million increase in personnel costs to support the growth of our business, which included a $3.0 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.4 million increase in facilities and other overhead costs which were allocated to our general and administrative departments. This increase was partially offset by a $1.3 million decrease in professional services for legal and consulting fees and a $0.4 million decrease in miscellaneous other taxes.
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
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Acquisition related costs	$270	$1,835	$(1,565)	(85.3)%	$969	$4,793	$(3,824)	(79.8)%
Percentage of revenues	0.5%	4.8%			0.7%	4.4%
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Acquisition related costs decreased by $1.6 million, or 85.3%, from $1.8 million for the three months ended September 30, 2016 to $0.3 million for the three months ended September 30, 2017. The expense for the three months ended September 30, 2017 is comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015, while the expense for the three months ended September 30, 2016 was comprised of a combination of compensation expense related to retention bonuses for employees of Centrix and Social Money as well as milestone provisions for certain former Centrix shareholders. During the third quarter of 2017, we paid out $1.2 million in retention bonuses based upon continued employment.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Acquisition related costs decreased by $3.8 million, or 79.8%, from $4.8 million for the nine months ended September 30, 2016 to $1.0 million for the nine months ended September 30, 2017. The expense for the nine months ended September 30, 2017 is comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015, while the expense for the nine months ended September 30, 2016 included $3.2 million of compensation expense related to the milestone provisions for certain former Centrix shareholders, $1.4 million related to retention bonuses for employees of Centrix and Social Money, and $0.2 million of legal and other expenses incurred related to the acquisitions. During the first nine months of 2017, we paid out $6.0 million to former Centrix shareholders, based upon the achievement of certain milestone-based objectives and $1.4 million in retention bonuses based upon continued employment. The final retention bonus payments, to the extent earned based on continued employment of applicable employees, will be made in 2018.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	(%)	2017	2016	$	(%)
Amortization of acquired intangibles	$369	$368	$1	0.3%	$1,113	$1,104	$9	0.8%
Percentage of revenues	0.7%	1.0%			0.8%	1.0%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Amortization of acquired intangibles was relatively flat for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Amortization of acquired intangibles was relatively flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering, or IPO, and follow-on offerings and cash flows from operations. At September 30, 2017, our principal sources of liquidity were cash, cash equivalents and investments of $88.9 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,343	$(1,389)
Investing activities	(24,513)	(13,217)
Financing activities	8,437	(820)
Net decrease in cash and cash equivalents	$(14,733)	$(15,426)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the nine months ended September 30, 2017, our net cash and cash equivalents provided by operating activities were $1.3 million, which consisted of non-cash adjustments of $31.7 million, partially offset by a net loss of $20.6 million and cash outflows from changes in operating assets and liabilities of $9.7 million. Cash inflows were the result of a $7.0 million increase in deferred revenues due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $1.9 million increase in accounts payable due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities, and a $0.2 million increase in deferred rent and other long-term liabilities. Cash outflows were the result of an $8.3 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $5.0 million decrease in accrued liabilities mainly from the payment of milestone and retention bonuses, a $3.5 million increase in accounts receivable due to the timing of billings and customer payments, and a $1.9 million increase in prepaid and other current assets related to various prepaid expenses. Non-cash items consisted primarily of $14.6 million of stock-based compensation expense, $11.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $5.5 million of amortization of deferred implementation, deferred solution and other costs, and $0.5 million of other non-cash items.
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
For the nine months ended September 30, 2017, net cash used in investing activities was $24.5 million, consisting primarily of $25.3 million for the purchase of investments, $11.4 million for the purchase of property and equipment, $3.8 million for an asset purchase and release of the hold back from the Social Money acquisition, a $1.6 million increase in restricted cash for the security deposit for our corporate headquarters, and $1.0 million from the capitalization of software development costs, partially offset by $18.5 million from maturities of investments.
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
For the nine months ended September 30, 2017, net cash provided by financing activities was $8.4 million, consisting primarily of cash received from the exercise of stock options.
For the nine months ended September 30, 2016, net cash used in financing activities was $0.8 million, consisting of $4.9 million of payments on financing obligations and $0.2 million of payments on capital lease obligations, partially offset by $4.2 million received from the exercise of stock options.

Contractual Obligations and Commitments
During the nine months ended September 30, 2017, and subsequent to September 30, 2017, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 21, 2017.
The following table summarizes our contractual obligations and commitments at September 30, 2017 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$5,634	$11,331	$9,424	$21,533	$47,922
Purchase commitments	12,518	17,948	13,488	6,744	50,698
Acquisition hold back	150	—	—	—	150
	$18,302	$29,279	$22,912	$28,277	$98,770
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
We continue to evaluate all potential impacts of the new standard, as well as the changes that may be required to systems, processes and internal controls to meet the new standard's reporting and disclosure requirements. We currently believe the most significant impact relates to our accounting for arrangements that include contractual provisions providing for periodic price increases or price increases that are dependent upon external factors such as an RCFI's increase in usage. Under current GAAP, we account for periodic price increases in the period in which they occur, and under the new standard, we will likely recognize revenue for periodic price increases on a ratable basis over the term of the contract. Additionally under current GAAP, for contracts in which customers host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements, we recognize the entire arrangement consideration monthly over the term of the software license as we do not have VSOE of fair value for the license and maintenance. Under the new standard, we will likely be able to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. Under current GAAP, we also defer only direct and incremental commission costs to obtain a contract and amortize those costs over the term of the related contract. Under the new standard, we will likely be required to defer additional incremental costs related to the customer contract and amortize those costs over the expected period of customer benefit. We also expect a portion of the commission payment to be expensed as incurred. We are working to quantify the impact of the new standard on arrangements that include increases in usage, the impact of the deferral of additional incremental costs of obtaining a contract with a customer and the appropriate amortization period for such costs.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," or ASU 2016-09, which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation – Stock Compensation." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We adopted this standard as of January 1, 2017 and have elected to not use a forfeiture rate as of January 1, 2017. The adoption resulted in a cumulative-effect adjustment to accumulated deficit of $0.2 million, which was included in the condensed consolidated financial statements for the quarter ended March 31, 2017.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. We early adopted this standard as of January 1, 2017, and its adoption did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)" to clarify the scope of Subtopic 610-20, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets," and to add guidance for partial sales of nonfinancial assets. This ASU amends the disclosure requirements for ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ASU No. 2016-02, "Leases (Topic 842)" and ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. We adopted this ASU and added qualitative financial statement disclosures as necessary.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our outstanding indebtedness under our Credit Facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), completed the acquisition of Social Money for $10.7 million in cash, paid $8.2 million to the former Centrix shareholders based upon the achievement of certain milestones and continued employment with Q2, and completed an asset purchase for $1.5 million in cash in January 2017, which includes a hold-back of $150,000 payable 12 months after closing date less the portion of any indemnifiable claims. The former shareholders of Centrix have the right to receive an additional $1.0 million based upon continued employment of certain shareholders, which will also be funded through the use of a portion of the proceeds of the IPO.

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

Q2 HOLDINGS, INC.
November 2, 2017	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

November 2, 2017	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.