Form 10-Q
period 2018-03-31
Q2 Holdings, Inc.
filed 2018-05-03
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,464,146 shares of Common Stock, $0.0001 par value per share as of April 30, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,411	$57,961
Restricted cash	2,315	2,315
Investments	38,704	41,685
Accounts receivable, net	16,897	13,203
Contract assets, current portion	336	—
Prepaid expenses and other current assets	4,699	3,115
Deferred solution and other costs, current portion	8,392	9,246
Deferred implementation costs, current portion	3,740	3,562
Total current assets	330,494	131,087
Property and equipment, net	36,592	34,544
Deferred solution and other costs, net of current portion	16,333	12,973
Deferred implementation costs, net of current portion	8,374	8,295
Intangible assets, net	10,556	12,034
Goodwill	12,876	12,876
Contract assets, net of current portion	5,539	—
Other long-term assets	1,090	1,006
Total assets	$421,854	$212,815
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,375	$7,621
Accrued liabilities	10,847	10,562
Accrued compensation	6,229	11,511
Deferred revenues, current portion	38,344	38,379
Total current liabilities	61,795	68,073
Convertible notes, net of current portion	175,170	—
Deferred revenues, net of current portion	20,599	28,289
Deferred rent, net of current portion	9,075	9,393
Other long-term liabilities	360	438
Total liabilities	266,999	106,193
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 42,404 issued and outstanding as of March 31, 2018 and 41,994 shares issued and 41,967 shares outstanding as of December 31, 2017	4	4
Treasury stock at cost: Zero shares at March 31, 2018 and 27 shares at December 31, 2017	—	(855)
Additional paid-in capital	298,087	259,726
Accumulated other comprehensive loss	(163)	(139)
Accumulated deficit	(143,073)	(152,114)
Total stockholders' equity	154,855	106,622
Total liabilities and stockholders' equity	$421,854	$212,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$54,808	$44,534
Cost of revenues(1)	26,977	22,772
Gross profit	27,831	21,762
Operating expenses:
Sales and marketing(1)	10,966	9,878
Research and development(1)	11,157	9,651
General and administrative(1)	10,296	8,452
Acquisition related costs	256	348
Amortization of acquired intangibles	368	371
Total operating expenses	33,043	28,700
Loss from operations	(5,212)	(6,938)
Other income (expense):
Interest and other income	199	108
Interest and other expense	(1,222)	(74)
Total other income (expense), net	(1,023)	34
Loss before income taxes	(6,235)	(6,904)
Benefit from (provision for) income taxes	187	(136)
Net loss	$(6,048)	$(7,040)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(24)	(1)
Comprehensive loss	$(6,072)	$(7,041)
Net loss per common share, basic and diluted	$(0.14)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted	42,170	40,630
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$1,015	$724
Sales and marketing	1,226	631
Research and development	1,356	945
General and administrative	2,498	1,897
Total stock-based compensation expenses	$6,095	$4,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,048)	$(7,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	2,218	1,719
Depreciation and amortization	3,878	3,525
Amortization of debt issuance costs	123	24
Amortization of premiums on investments	56	69
Amortization of debt discount	1,099	—
Stock-based compensation expenses	6,095	4,197
Deferred income taxes	36	117
Allowance for sales credits	22	(10)
Loss on disposal of long-lived assets	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	(3,717)	3,802
Prepaid expenses and other current assets	(1,727)	(2,805)
Deferred solution and other costs	(3,493)	(2,066)
Deferred implementation costs	(1,181)	(1,314)
Contract assets	(816)	—
Other long-term assets	(220)	(28)
Accounts payable	(1,054)	1,293
Accrued liabilities	(4,307)	(8,756)
Deferred revenues	2,250	(3,114)
Deferred rent and other long-term liabilities	(317)	(285)
Net cash used in operating activities	(7,103)	(10,668)
Cash flows from investing activities:
Purchases of investments	—	(2,939)
Maturities of investments	2,901	5,709
Purchases of property and equipment	(5,396)	(5,361)
Business combinations and asset acquisitions, net of cash acquired	(150)	(1,316)
Capitalized software development costs	—	(532)
Net cash used in investing activities	(2,645)	(4,439)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	223,675	—
Purchase of convertible notes bond hedge	(41,699)	—
Proceeds from issuance of warrants	22,379	—
Proceeds from exercise of stock options to purchase common stock	2,843	2,990
Net cash provided by financing activities	207,198	2,990
Net increase (decrease) in cash, cash equivalents, and restricted cash	197,450	(12,117)
Cash, cash equivalents, and restricted cash, beginning of period	60,276	56,188
Cash, cash equivalents, and restricted cash end of period	$257,726	$44,071
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$43
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(62)	$(39)
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$255,411	$42,756
Restricted cash	2,315	1,315
Total cash, cash equivalents, and restricted cash	$257,726	$44,071

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. The interim unaudited condensed consolidated financial statements include the accounts of Q2 Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 16, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period.
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," or the new revenue standard, and ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
Reclassifications
Certain amounts appearing in the prior year's Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other revenue items requiring significant judgment; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2018 and 2017. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2018 and December 31, 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheet at March 31, 2018. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances included in accounts receivable arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of registered users and the number of transactions processed by the Company's registered users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of registered users and the number of transactions processed by the Company's registered users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Included in the accounts receivable balances as of March 31, 2018 and December 31, 2017 were unbilled receivables of $5.6 million and $2.1 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of March 31, 2018 and December 31, 2017, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.2 million at each of March 31, 2018 and December 31, 2017.
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
The net decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by the recognition of $10.6 million of revenue that was included in the deferred revenue balance at December 31, 2017 and an $8.7 million decrease from the adoption of the new revenue standard and the related netting of contract assets and liabilities on a contract-by-contract basis, partially offset by cash payments received or due in advance of satisfying the Company's performance obligations of $11.6 million. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered, and the term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On March 31, 2018, the Company had $756.1 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 52% percent of its remaining performance obligations as revenue in the next 24 months, an additional 36% percent in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct or incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates to be recoverable. The Company assesses the recoverability of its deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which the Company estimates to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheet. The Company capitalized implementation costs in the amount of $1.6 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively, and recognized $1.3 million and $1.0 million of amortization during the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs, such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

expense over the same period that the related revenue is recognized. Under the new revenue standard, the Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company typically pays commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit received from the customer, and the final payment is made upon commencement date. The Company requires that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered to be a substantive service period, and as a result, the Company expenses the final payment when made. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $1.6 million and $0.7 million in deferred commissions costs during the three months ended March 31, 2018 and 2017, respectively, and recognized $0.9 million and $0.8 million of amortization during the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
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
Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company early adopted ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" as of January 1, 2017. Under ASU 2017-01, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it’s not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.
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
Revenues
Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services over the term of the agreement, generally when the Company's solutions are implemented and made available to the customers. The promised consideration may include fixed amounts, variable amounts or both. Revenues are recognized net of sales credits and allowances.
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in the Company's data centers, transaction revenue from bill-pay solutions, as well as revenues for customer support and implementation services related to the Company's solutions. The Company recognizes the corresponding revenues over time on a ratable basis over the customer agreement term. The Company accounts for revenue in accordance with the new revenue standard, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the modified retrospective method.
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31, 2018
	Subscription	Transactional	Services and Other	Consolidated
Total Revenues	$38,203	$8,617	$7,988	$54,808
Subscription Revenues
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications, including contractual periodic price increases, are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Periodic price increases are estimated at contract inception and result in contract assets as revenue recognition may exceed the amount billed early in the contract. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance entitle the customer to technical support, upgrades and updates to the software on a when-and-if-available basis. Under the new revenue standard, the Company recognizes software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term. The Company recognizes the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license. If the expected length of time between when the Company transfers the software license to the customer and when the customer pays for it results in a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money, which reflects the price the customer would have paid when the license was transferred. Revenues from term licenses and maintenance agreements and the related financing component were not significant in the periods presented.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Transactional Revenues
The Company earns the majority of its transactional revenues based on the number of bill-pay transactions that registered users initiate on its solutions. The Company recognizes revenue for bill-pay transaction services in the month incurred based on actual transactions.
Services and Other Revenues
Implementation services are required for each new Q2 platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services are billed upfront and recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date.
Professional services revenues, which primarily consist of training, advisory services, core conversion services, web design, and other general professional services, are generally billed and recognized when delivered.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million for each of the three months ended March 31, 2018 and 2017. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from the subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contacts with multiple performance obligations are not distinct, and as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements.
The majority of our revenue recognized at any particular point in time is for professional services and usage revenue. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service.
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the adjusted market assessment approach, which considers its overall pricing objectives, market conditions and other factors, including the value of the Company's contracts, its discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices, and the number and types of users within its contracts.
Variable Consideration
The Company recognizes usage revenue related to users accessing its products in excess of contracted amounts and bill-pay transactions that registered users initiate on its solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs per user over the contract to the Company, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that both types of usage revenue meet the variable consideration exception and recognizes each on a monthly or quarterly basis, as defined per

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration.
Other Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers, and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial.
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
The Company capitalizes certain personnel costs that are direct or incremental to the implementation of its solutions to the extent those costs are considered to be recoverable from future revenues. The Company amortizes the costs for a particular implementation once revenue recognition commences, and the Company amortizes those implementation costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company recognized $0.2 million and $0.1 million of amortization of capitalized software development costs for the three months ended March 31, 2018 and 2017, respectively, as all of the related individual products reached general release in 2017. The Company capitalized no software development costs in the three months ended March 31, 2018 and capitalized $0.5 million of software development costs during the three months ended March 31, 2017.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company recognizes compensation expense ratably over the requisite service period of the option or restricted stock unit award. As of January 1, 2017, the Company no longer uses a forfeiture rate to recognize compensation expense as a result of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that cliff vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of our common stock subject to the each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
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
The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of its stock and peer firms' stock and the Index over the performance period. The Company assumed no dividend yield and recognizes compensation expense ratably over the performance period of the market stock unit award. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the requisite service period for each market stock unit award.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the Convertible Notes. In accounting for the issuance of the Convertible Notes, the Company separated each of the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion option. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the Convertible Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the Convertible Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the Convertible Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
Income Taxes
Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available. No tax related impact was recorded in the financial statements as a result of the adoption of the new revenue standard.
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2018, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2018	2017
Numerators:
Net loss	$(6,048)	$(7,040)
Denominators:
Weighted-average common shares outstanding, basic and diluted	42,170	40,630
Net loss per common share, basic and diluted	$(0.14)	$(0.17)
Due to net losses for the three months ended March 31, 2018 and 2017, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	Three Months Ended March 31,
	2018	2017
Stock options, restricted stock units, and market stock units	5,458	5,909

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Because the Company has the intention and ability to settle the principal amount of its Convertible Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the Convertible Notes. The Warrants will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 was modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASU 2014-09, as amended, and Subtopic 340-40 as the "new revenue standard." On January 1, 2018, the Company adopted the new revenue standard for all contracts which were not completed as of January 1, 2018, using the modified retrospective method. Adoption of the new revenue standard resulted in changes to the Company's accounting policies for revenue recognition, contract balances, accounts receivables, deferred revenues, deferred implementation costs, and deferred solution and other costs. The Company recognized the cumulative effect of initially applying the new revenue standard as a positive adjustment to the opening balance of accumulated deficit on the condensed consolidated balance sheet in the amount of $15.8 million, which reflects the acceleration of revenues and deferral of incremental commission costs of obtaining subscription contracts. The comparative information in prior periods presented has not been restated and continues to be reported under the accounting standards in effect for those periods.
The most significant impact of adoption of the new revenue standard relates to the accounting for arrangements that include contractual provisions providing for periodic price increases in subscription fee arrangements. Under previous GAAP, the Company accounted for periodic price increases in the period in which they occurred, and under the new revenue standard, the Company recognizes revenue from periodic price increases on a ratable basis over the term of the contract. Additionally under previous GAAP, for contracts in which customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements, the Company recognized the entire arrangement consideration monthly over the term of the software license as the Company did not have VSOE of fair value for the license and maintenance. Under the new standard, the Company recognizes software license revenue once the customer obtains control of the license, which generally occurs at the commencement of each license term. Under previous GAAP, the Company also deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related contract. Under the new standard, the Company defers additional incremental costs related to the customer contract and amortizes those costs over the expected period of customer benefit. Also a portion of the commission payment is now being expensed as incurred.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The cumulative effect of the changes made to the Company's condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at December 31, 2017	Adjustments due to the new revenue standard	Balance at January 1, 2018
Balance sheet
Assets
Contract assets, current portion	$—	$517	$517
Deferred solution and other costs, current portion	9,246	64	9,310
Deferred solution and other costs, net of current portion	12,973	265	13,238
Deferred implementation costs, net of current portion	8,295	(93)	8,202
Contract assets, net of current portion	—	4,541	4,541

Liabilities
Accrued compensation	11,511	(571)	10,940
Deferred revenues, current portion	38,379	(1,803)	36,576
Deferred revenues, net of current portion	28,289	(8,174)	20,115

Stockholders' equity
Accumulated deficit	$(152,114)	$15,842	$(136,272)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's condensed consolidated statement of comprehensive loss and balance sheet was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Income statement
Revenues	$54,808	$52,543	$2,265

Costs and expenses
Cost of revenues	26,977	27,033	(56)
Sales and marketing	10,966	11,228	(262)
Interest and other income	199	175	24

Net loss	$(6,048)	$(8,655)	$2,607

Net loss per common share, basic and diluted	$(0.14)	$(0.21)	$0.06

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

	As of March 31, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Balance sheet
Assets
Accounts receivable, net	$16,897	$14,157	$2,740
Contract assets, current portion	336	—	336
Deferred solution and other costs, current portion	8,392	8,314	78
Deferred solution and other costs, net of current portion	16,333	16,089	244
Deferred implementation costs, net of current portion	8,374	8,418	(44)
Contract assets, net of current portion	5,539	—	5,539

Liabilities
Accrued compensation	6,229	7,076	(847)
Deferred revenues, current portion	38,344	36,930	1,414
Deferred revenues, net of current portion	20,599	30,722	(10,123)

Stockholders' equity
Accumulated deficit	$(143,073)	$(161,522)	$(18,449)
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company anticipates that the adoption of Topic 842 will impact its condensed consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The Company adopted ASU 2016-15, effective January 1, 2018, and there was no impact on the condensed consolidated financial statements as a result of the adoption.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted this ASU retrospectively, effective January 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash flows of $2.3 million for the three months ended March 31, 2017 and $1.3 million for fiscal 2017.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted ASU 2017-09, effective January 1, 2018, and there was no impact on the condensed consolidated financial statements as a result of the adoption.
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. The Company recorded the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the first quarter of 2018, the Company did not receive any additional information regarding these provisional calculations. As a result, the Company continues to anticipate finalizing its analysis in connection with the completion of its tax return for 2017 to be filed in 2018.

3. Business Combinations and Asset Acquisitions
In January 2017, the Company acquired the outstanding shares of a privately-owned company. In accordance with ASU 2017-01, the Company determined the set of assets acquired was not a business as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, and the transaction was accounted for as an asset purchase. The Company acquired the assets for $1.5 million in cash from existing balances which included a hold-back of $0.2 million, which was paid in the first quarter of 2018. Consideration was allocated on a relative fair value basis and resulted in $1.5 million in intangible assets including acquired technology and assembled workforce. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The acquired intangible assets are not amortizable for income tax purposes, which will result in an increase to deferred tax liabilities and a decrease of valuation allowance of $0.3 million.
During 2015, the Company acquired all of the outstanding shares of Centrix, a privately-owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately-owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies. During 2017, the Company paid out $7.2 million to the former Centrix shareholders based upon the achievement of certain milestone-based objectives and continued employment and $0.2 million in retention bonuses to certain of the Social Money employees based upon their continued employment with the Company. During 2017, the Company also released the entire $2.5 million hold-back to the former owners of Social Money upon the expiration of the hold-back period. The Company continues to accrue for payouts contingent upon future employment of acquired employees. The Company has recognized $0.3 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for each of the three months ended March 31, 2018 and 2017. The unpaid amounts due to the former shareholders or continuing employees, as applicable, are recorded in accrued compensation in the condensed consolidated balance sheets as of March 31, 2018.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2018:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,393	$12,393	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$15,189	$—	$15,189	$—
Corporate bonds and commercial paper	15,750	—	15,750	—
Certificates of deposit	7,765	—	7,765	—
	$38,704	$—	$38,704	$—
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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2018 and December 31, 2017 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of March 31, 2018 and December 31, 2017, the Company's cash was $243.0 million and $48.7 million, respectively.
A summary of the Company's cash equivalents and investments as of March 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$12,393	$—	$—	$12,393

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$15,278	$—	$(89)	$15,189
Corporate bonds and commercial paper	15,824	—	(74)	15,750
Certificates of deposit	7,765	—	—	7,765
	$38,867	$—	$(163)	$38,704
A summary of the Company's cash equivalents and investments as of December 31, 2017 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,279	$—	$—	$9,279

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$16,277	$—	$(83)	$16,194
Corporate bonds and commercial paper	15,871	—	(56)	15,815
Certificates of deposit	9,676	—	—	9,676
	$41,824	$—	$(139)	$41,685

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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2018	December 31, 2017
Due within one year or less	$31,083	$27,324
Due after one year through five years	7,621	14,361
	$38,704	$41,685
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of March 31, 2018.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$15,278	$(89)	$15,189
Corporate bonds and commercial paper	15,824	(74)	15,750
	$31,102	$(163)	$30,939
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2017:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$16,277	$(83)	$16,194
Corporate bonds and commercial paper	15,871	(56)	15,815
	$32,148	$(139)	$32,009
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $12.9 million at March 31, 2018 and December 31, 2017. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2017. No impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.
Intangible assets at March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018			As of December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,130	$(1,430)	$1,700	$3,130	$(1,294)	$1,836
Non-compete agreements	884	(494)	390	884	(451)	433
Trademarks	2,140	(1,902)	238	2,140	(1,724)	416
Acquired technology	13,293	(8,375)	4,918	13,293	(7,464)	5,829
Assembled workforce	121	(48)	73	121	(38)	83
Capitalized software development costs	3,975	(738)	3,237	3,975	(538)	3,437
	$23,543	$(12,987)	$10,556	$23,543	$(11,509)	$12,034
The Company recorded intangible assets from the business combinations in 2015 and an asset acquisition in 2017, discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.9 million for each of the three months ended March 31, 2018 and 2017. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million for each of the three months ended March 31, 2018 and 2017.
Capitalized software development costs were $4.0 million as of March 31, 2018 and December 31, 2017. During 2017, all of the products related to capitalized software development costs reached general release, and the Company has commenced amortization of these costs. The Company amortized $0.2 million and $0.1 million of capitalized software development costs for the three months ended March 31, 2018 and 2017, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Debt
In April 2013, the Company entered into a secured credit facility agreement, or Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo, which the Company and Wells Fargo subsequently amended several times, most recently on March 31, 2016. The Credit Facility, as amended, provided for a line of credit of up to $25.0 million, with an accordion feature, or Accordion Feature, allowing the Company to increase its maximum borrowings by up to an additional $25.0 million, subject to certain conditions and limitations, including that borrowings at any time would be limited to 75% of the Company's trailing twelve-month recurring revenues. Access to the total borrowings available under the Credit Facility was restricted based on covenants related to the Company's minimum liquidity and adjusted EBITDA. Amounts borrowed under the Credit Facility accrued interest, at the Company's election at either: (i) the per annum rate equal to the LIBOR rate plus an applicable margin; or (ii) the then current base rate plus the greater of the U.S. Federal Funds rate plus one percentage point, the one-month LIBOR plus one percentage point, or the lending financial institution's prime rate. The Company paid a monthly fee based on the total unused borrowings balance, an annual administrative fee and the initial closing fee, which was paid in three equal annual installments over the first three years of the Credit Facility. The Accordion Feature expired in October 2016, at which time maximum borrowings under the Facility were reduced to $25.0 million.
In April 2017, the Credit Facility expired pursuant to its original terms. Upon the expiration of the Credit Facility, the Company paid off the outstanding balance, which was less than $0.1 million, and the secured letter of credit which had been issued against the facility for the security deposit for our corporate headquarters is now secured by a $1.0 million restricted deposit with Wells Fargo.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $1.1 million for each of the three month periods ended March 31, 2018 and 2017.
Contractual Commitments
The Company has non-cancelable contractual commitments related to the Convertible Notes and related interest, third-party products, co-location fees and other product costs. The Company is party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The interest on the Convertible Notes is payable semi-annually on February 15 and August 15 of each year. The estimated amounts for usage and other factors are not included within the table below. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2018 (from April 1 to December 31)	$9,869
2019	13,376
2020	9,666
2021	9,080
2022	9,080
Thereafter	236,379
Total commitments	$287,450
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
9. Convertible Senior Notes
The Company issued $230.0 million principal amount of convertible senior notes in February 2018. The interest rates for the Convertible Notes are fixed at 0.75% per annum with interest payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. The Convertible Notes mature on February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date.
Each $1,000 of principal of the Convertible Notes will initially be convertible into 17.4292 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $57.38 per share. The initial conversion price for each of the Convertible Notes is subject to adjustment upon the occurrence of certain specified events.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Convertible Notes are the Company's senior unsecured obligations and will rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current or future subsidiaries.
On or after November 15, 2022, holders may convert all or any portion of their Convertible Notes at anytime prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the Convertible Notes.
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2022 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the Convertible Notes) occurs prior to the maturity date, holders of each of the Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2018, the Convertible Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion option. The liability component of the Convertible Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2018. The Company recorded the difference between the initial proceeds of the convertible debt and the value allocated to the liability component in additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
In accounting for the transaction costs for the Convertible Notes issuance, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $5.4 million for the Convertible Notes are being amortized to expense over the expected life the Convertible Notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion option, totaling $1.5 million for the Convertible Notes were netted with the equity component.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Convertible Notes consist of the following:

As of March 31, 2018
Liability component:
Principal	$230,000
Unamortized debt discount	(49,553)
Unamortized debt issuance costs	(5,277)
Net carrying amount	175,170

Equity component
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599
The following table sets forth total interest expense recognized related to the Convertible Notes:

Three Months Ended March 31, 2018
Amortization of debt issuance costs	$123
Amortization of debt discount	1,099
Total	$1,222
As of March 31, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.9 years.
Bond Hedges and Warrants Transactions
Concurrent with the offering of the Convertible Notes, the Company entered into separate convertible bond hedges, or Bond Hedges, and warrants, or Warrants, transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the Convertible Notes. The Bond Hedges are call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the Convertible Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the Convertible Notes and expires in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
Under the Warrants, the Company issued warrants to acquire, subject to anti-dilution adjustments, up to approximately 4.0 million shares over 80 scheduled trading days beginning on May 15, 2023 at an exercise price of $78.75 per share. If the Warrants are not exercised on their exercise dates, they will expire. Pursuant to the Warrants, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the exercise price of the Warrants of $78.75, the Warrants will have a dilutive effect on the Company's earnings per share, assuming the Company is profitable. The Company received $22.4 million in cash proceeds from the sale of the Warrants.
The Bond Hedges and the Warrants are separate transactions, in each case, entered into by the Company with counterparties, and are not part of the terms of the Convertible Notes and will not affect any holders' rights under the Convertible Notes. The holders of the Convertible Notes will not have any rights with respect to the Bond Hedges or Warrants transactions. The Bond Hedges and Warrants do not meet the criteria for derivative accounting as they are indexed to the Company's stock. The amounts paid for the Bond Hedges and the proceeds received from the sale of the Warrants have been included as a net reduction to additional paid-in capital.
10. Stock-Based Compensation
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
As of December 31, 2017, a total of 7,297 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2018, 1,889 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2018, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2018 a total of 9,186 shares were allocated for issuance under the 2014 Plan. As of March 31, 2018, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 2,970 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 472 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 3,982 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2018, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options
Stock option activity during the three months ended March 31, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2018	3,692	$17.63
Granted	12	47.00
Exercised	(267)	10.33
Forfeited	(1)	15.07
Balance as of March 31, 2018	3,436	$18.30
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	1,680	$32.65
Granted	311	47.00
Vested	(170)	27.69
Forfeited	(33)	34.90
Nonvested as of March 31, 2018	1,788	$35.58

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Market Stock Units
In the first quarter of 2018, the Company granted market stock units to certain executives under the 2014 Plan. The market stock units are performance-based awards that vest based upon the Company's relative stockholder return. The actual number of market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the three-year performance period. Up to one-third of the target shares of our common stock subject to the each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
Market stock unit activity during the three months ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	—	$—
Granted	234	21.77
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2018	234	$21.77
The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's and peer firms' stock prices and a number of assumptions including the expected volatilities of the Company's and peer firms' stock and the Index, and its risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of the Company and peer firms and the Index over the performance period. The Company did not estimate a dividend rate or a forfeiture rate for the market stock units due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the first quarter of 2018 are as follows:

As of March 31, 2018
Volatility	36.6%
Risk-free interest rate	2.4%
Dividend yield	—
Longest remaining performance period (in years)	3
11. Income Taxes
In accordance with applicable accounting guidance, the income tax benefit for the three months ended March 31, 2018 is based on the estimated annual effective tax rate for fiscal year 2018. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's (benefit from) provision for income taxes reflected an effective tax rate of approximately (3.0)% and 2.0% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for the amount of its deferred tax assets, as it is not more likely than not that any future benefit

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

from deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards will be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
To date, the Company has provided a valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
The Company had no unrecognized tax benefits as of March 31, 2018. The Company's tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.
The Tax Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At March 31, 2018, the Company does not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.
In connection with the initial analysis of the impact of the Tax Act at December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts related to the remeasurement of the deferred tax balance as a tax benefit in the fourth quarter of 2017. and the Company continues to anticipate finalizing its analysis in connection with the completion of its tax return for 2017 to be filed in 2018. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2017, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2018.
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
Registered Users
We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 10.4 million, 8.6 million and 6.3 million registered users as of December 31, 2017, 2016 and 2015, respectively. Registered users on the Q2 platform at March 31, 2018 were 10.9 million compared to 8.9 million at March 31, 2017.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(6,048)	$(7,040)
Depreciation and amortization	3,878	3,525
Stock-based compensation expense	6,095	4,197
(Benefit from) provision for income taxes	(187)	136
Interest and other (income) expense, net	1,023	(34)
Acquisition related costs	256	348
Adjusted EBITDA	$5,017	$1,132

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the substantial majority of our revenues from subscription fees for the use of our solutions hosted in our data centers as well as revenues for implementation and customer support services related to our solutions, and we recognize the corresponding revenues over time on a ratable basis over the the customer agreement term. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements, and we recognize the software license revenue once the customer obtains control of the license and corresponding maintenance revenues over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of registered users and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly, or annually and are recognized monthly over the term of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when the Company provides services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
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
We capitalize certain personnel costs directly related to the implementation of our solution to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. During the year ended December 31, 2017, all of the products related to capitalized software development costs reached general release, and we have commenced amortization of these costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives.
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
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly-hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit.
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

Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes, and fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Benefit from (Provision for) Income Taxes
As a result of our current net operating loss position, current income taxes consist primarily of state income taxes and state research and development credits, and deferred income taxes relate to the tax amortization of recently acquired goodwill.

Results of Operations
Condensed Consolidated Statements of Operations Data
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$54,808	$44,534
Cost of revenues(1)(2)	26,977	22,772
Gross profit	27,831	21,762
Operating expenses:
Sales and marketing(2)	10,966	9,878
Research and development(2)	11,157	9,651
General and administrative(2)	10,296	8,452
Acquisition related costs	256	348
Amortization of acquired intangibles	368	371
Total operating expenses	33,043	28,700
Loss from operations	(5,212)	(6,938)
Total other income (expense), net	(1,023)	34
Loss before income taxes	(6,235)	(6,904)
Benefit from (provision for) income taxes	187	(136)
Net loss	$(6,048)	$(7,040)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $0.9 million for each of the three months ended March 31, 2018 and 2017.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$1,015	$724
Sales and marketing	1,226	631
Research and development	1,356	945
General and administrative	2,498	1,897
Total stock-based compensation expenses	$6,095	$4,197

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	49.2	51.1
Gross profit	50.8	48.9
Operating expenses:
Sales and marketing(2)	20.0	22.2
Research and development(2)	20.4	21.7
General and administrative(2)	18.8	19.0
Acquisition related costs	0.5	0.8
Amortization of acquired intangibles	0.7	0.8
Total operating expenses	60.3	64.4
Loss from operations	(9.5)	(15.6)
Total other income (expense), net	(1.9)	0.1
Loss before income taxes	(11.4)	(15.5)
Benefit from (provision for) income taxes	0.3	(0.3)
Net loss	(11.0)%	(15.8)%
______________________________________________________________________________

(1)	Includes amortization of acquired technology of 1.7% and 2.0% for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	1.9%	1.6%
Sales and marketing	2.2	1.4
Research and development	2.5	2.1
General and administrative	4.6	4.3
Total stock-based compensation expenses	11.1%	9.4%
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Revenues	$54,808	$44,534	$10,274	23.1%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Revenues increased by $10.3 million, or 23.1%, from $44.5 million for the three months ended March 31, 2017 to $54.8 million for the three months ended March 31, 2018. This increase in revenue was primarily attributable to a $8.7 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers, and $1.6 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions. These increases for the three months ended March 31, 2018 included $2.3 million related to the adjustments from the new revenue standard.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Cost of revenues	$26,977	$22,772	$4,205	18.5%
Percentage of revenues	49.2%	51.1%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Cost of revenues increased by $4.2 million, or 18.5%, from $22.8 million for the three months ended March 31, 2017 to $27.0 million for the three months ended March 31, 2018. This increase was attributable to a $2.3 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.3 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.2 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.4 million increase from amortization of capitalized implementation services, a $0.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, and a $0.1 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments.
We defer certain payroll costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the expected period of customer benefit. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity and process improvement.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Sales and marketing	$10,966	$9,878	$1,088	11.0%
Percentage of revenues	20.0%	22.2%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Sales and marketing expenses increased by $1.1 million, or 11.0%, from $9.9 million for the three months ended March 31, 2017 to $11.0 million for the three months ended March 31, 2018. This increase was primarily attributable to a $0.8 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.6 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.2 million increase in travel related expenses and a $0.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Research and Development

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Research and development	$11,157	$9,651	$1,506	15.6%
Percentage of revenues	20.4%	21.7%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Research and development expenses increased by $1.5 million, or 15.6%, from $9.7 million for the three months ended March 31, 2017 to $11.2 million for the three months ended March 31, 2018. This increase was primarily attributable to a $1.0 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vesting during the period and the increased fair value of the awards vesting due to the increase in our stock price. An additional $0.5 million of the increase resulted from the reduction of capitalization of research and development salaries as software development costs because all products previously being capitalized reached general release during 2017.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
General and administrative	$10,296	$8,452	$1,844	21.8%
Percentage of revenues	18.8%	19.0%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. General and administrative expenses increased by $1.8 million, or 21.8%, from $8.5 million for the three months ended March 31, 2017 to $10.3 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily attributable to a $1.0 million increase in personnel costs to support the growth of our business, which included a $0.6 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.6 million increase in professional services for legal and consulting fees and a $0.2 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.
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
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Acquisition related costs	$256	$348	$(92)	(26.4)%
Percentage of revenues	0.5%	0.8%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Acquisition related costs decreased by $0.1 million, or 26.4%, from $0.3 million for the three months ended March 31, 2017 to $0.3 million for the three months ended March 31, 2018. The expense for each of these periods is comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Amortization of acquired intangibles	$368	$371	$(3)	(0.8)%
Percentage of revenues	0.7%	0.8%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Amortization of acquired intangibles was relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	$	(%)
Total other income (expense), net	$(1,023)	$34	$(1,057)	(3,108.8)%
Percentage of revenues	(1.9)%	0.1%
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017. Total other income (expense), net decreased by $1.1 million from income of $34.0 thousand for the three months ended March 31, 2017 to expense of $1.0 million for the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2018 consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes issued in February 2018.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering, or IPO, and follow-on offerings and cash flows from operations. In February 2018, we issued the Convertible Notes to supplement our overall liquidity position. At March 31, 2018, our principal sources of liquidity were cash, cash equivalents and investments of $294.1 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(7,103)	$(10,668)
Investing activities	(2,645)	(4,439)
Financing activities	207,198	2,990
Net increase (decrease) in cash, cash equivalents, and restricted cash	$197,450	$(12,117)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the three months ended March 31, 2018, our net cash and cash equivalents used in operating activities were $7.1 million, which consisted a net loss of $6.0 million and cash outflows from changes in operating assets and liabilities of $14.6 million, partially offset by non-cash adjustments of $13.5 million. Cash outflows were the result of a $4.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.3 million decrease in accrued liabilities mainly from the payment of annual bonuses, a $3.7 million increase in accounts receivable due to the timing of billings and customer payments, a $1.7 million increase in prepaid and other current assets related to various prepaid expenses, a $1.1 million decrease in accounts payable due to timing of payments, $0.8 million in contract assets added as a result of the adoption of the new revenue standard, and a $0.5 million net increase in other long-term assets and long-term liabilities. Cash inflows were the result of a $2.3 million increase in deferred revenue due to payments and deposits received from customers prior to the delivery of the related performance obligations. Non-cash items consisted primarily of $6.1 million of stock-based compensation expense, $3.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $2.2 million of amortization of deferred implementation and deferred solution and other costs, $1.2 million in amortization of Convertible Notes discount and related debt issuance costs, and $0.1 million of other non-cash items.
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
For the three months ended March 31, 2018, net cash used in investing activities was $2.6 million, consisting primarily of $5.4 million for the purchase of property and equipment and $0.2 million for release of the hold back from the asset purchase in 2017, partially offset by $2.9 million from maturities of investments.
For the three months ended March 31, 2017, net cash used in investing activities was $4.4 million, consisting primarily of $5.4 million for the purchase of property and equipment, $2.9 million for the purchase of investments, $1.3 million for an asset purchase, and $0.5 million from the capitalization of software development costs, partially offset by $5.7 million from maturities of investments.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of net proceeds from exercises of options to purchase common stock, and in February 2018, we issued $230.0 million in aggregate principal amount of 0.75% Convertible Notes due February 15, 2023, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
For the three months ended March 31, 2018, net cash provided by financing activities was $207.2 million, which was primarily due to the issuance of $223.7 million principal amount of the Convertible Notes, net of issuance costs, and the related sale of Warrants for $22.4 million, offset by the purchase of Bond Hedges for $41.7 million. In addition, cash flows from financing activities included $2.8 million of cash received from the exercise of stock options.
For the three months ended March 31, 2017, net cash provided by financing activities was $3.0 million, consisting primarily of cash received from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended March 31, 2018, and subsequent to March 31, 2018, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 16, 2018.
In February 2018, we issued $230.0 million principal amount of 0.75% convertible senior notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest is payable semi-annually on February 15 and August 15 of each year. See Note 9 Convertible Senior Notes to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
The following table summarizes our contractual obligations and commitments at March 31, 2018 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$1,725	$5,175	$231,725	$—	$238,625
Operating lease obligations	5,670	11,416	8,728	19,351	45,165
Purchase commitments	14,171	16,265	14,711	3,678	48,825
	$21,566	$32,856	$255,164	$23,029	$332,615

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 was modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to ASU 2014-09, as amended, and Subtopic 340-40 as the "new revenue standard." On January 1, 2018, we adopted the new revenue standard for all contracts which were not completed as of January 1, 2018, using the modified retrospective method. Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, contract balances, accounts receivables, deferred revenues, deferred implementation costs, and deferred solution and other costs. We recognized the cumulative effect of initially applying the new revenue standard as a positive adjustment to the opening balance of accumulated deficit on the condensed consolidated balance sheet in the amount of $15.8 million, which reflects the acceleration of revenues and deferral of incremental commission costs of obtaining subscription contracts. The comparative information in prior periods presented has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 Summary of Significant Accounting Policies for the impact of this adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We anticipate that the adoption of Topic 842 will impact our condensed consolidated balance sheets as most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. We adopted ASU 2016-15, effective January 1, 2018, and there was no impact on the condensed consolidated financial statements as a result of the adoption.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. We adopted this ASU retrospectively, effective January 1, 2018. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash flows of $2.3 million for the three months ended March 31, 2017 and $1.3 million for fiscal 2017.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. We adopted ASU 2017-09, effective January 1, 2018, and there was no impact on the condensed consolidated financial statements as a result of the adoption.
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes

(Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. We recorded the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the first quarter of 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
Critical Accounting Policies and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Contract balances;

•	Accounts receivable;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Stock-based compensation;

•	Convertible senior notes;

•	Purchase price allocation, intangible assets and goodwill;

•	Capitalization of software development costs; and

•	Income taxes.
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
Except for the accounting policies for revenue recognition, deferred revenues, deferred implementation costs, deferred solutions and other costs, and accounts receivable that were updated as a result of adopting Topic 606, and convertible senior notes from the issuance of our Convertible Notes, there were no other significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2017, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2018.
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

Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of March 31, 2018, we had an outstanding principal amount of $175.2 million of Convertible Notes, which have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2018 or 2017, our interest income would not have been materially affected.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we implemented the new revenue standard. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies and controls based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.
There were no other material changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Management believes that there are no claims or actions pending against us, the ultimate disposition of which would have a material impact on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
        Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated herein by reference. Except for the following additional risk factors, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We incurred indebtedness by issuing the Convertible Notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
In February 2018, we issued $230.0 million principal amount of 0.75% convertible senior notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest is payable semi-annually on February 15 and August 15 of each year.
Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal in 2023 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument's nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected. In addition, if the market price of our common stock exceeds the applicable strike price of the warrants we entered into concurrently with the pricing of the February 2018 convertible debt offering, then our diluted earnings per share would also be adversely affected.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the pricing of the Convertible Notes, we entered into Convertible Note hedge transactions with one or more financial institutions, which may include one or more of the initial purchasers of Convertible Notes and/or their respective affiliates, or the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The Convertible Note hedge transactions are expected generally to reduce the potential dilution upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any Convertible Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In connection with establishing their initial hedges of the Convertible Note hedge and warrant transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With a portion of the proceeds of the IPO, we repaid approximately $6.2 million of our previous outstanding indebtedness under our Credit Facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), completed the acquisition of Social Money for $10.7 million in cash (which included a hold-back of $2.5 million), paid $8.2 million to the former Centrix shareholders based upon the achievement of certain milestones and continued employment with Q2, and completed an asset purchase for $1.5 million in cash in January 2017 (which included a hold-back of $150,000). The former shareholders of Centrix have the right to receive an additional $1.0 million based upon continued employment of certain shareholders, which will also be funded through the use of a portion of the proceeds of the IPO.
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
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2018	—	$—	$—	$—
February 1 - 28, 2018	823	45.53	—	—
March 1 - 31, 2018	519	47.80	—	—
Total	1,342	$46.41	$—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-193911)).

4.1	*
Indenture, dated February 26, 2018 between Q2 Holdings, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018).

4.2	*
Form of Global Note, dated February 26, 2018 between Q2 Holdings, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018).

10.1	*
Purchase Agreement, dated February 21, 2018 by and among Q2 Holdings, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018).

10.2	*	Form of Bond Hedge Confirmation (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018).

10.3	*	Form of Warrant Confirmation (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018).

10.4	**	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 3, 2018	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

May 3, 2018	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)