Form 10-Q
period 2018-06-30
Q2 Holdings, Inc.
filed 2018-08-08
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One),

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,873,043 shares of Common Stock, $0.0001 par value per share as of July 31, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,738	$57,961
Restricted cash	2,315	2,315
Investments	101,974	41,685
Accounts receivable, net	26,996	13,203
Contract assets, current portion	1,196	—
Prepaid expenses and other current assets	4,691	3,115
Deferred solution and other costs, current portion	10,402	9,246
Deferred implementation costs, current portion	3,066	3,562
Total current assets	327,378	131,087
Property and equipment, net	36,727	34,544
Deferred solution and other costs, net of current portion	15,966	12,973
Deferred implementation costs, net of current portion	9,492	8,295
Intangible assets, net	9,079	12,034
Goodwill	12,876	12,876
Contract assets, net of current portion	6,074	—
Other long-term assets	1,171	1,006
Total assets	$418,763	$212,815
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,639	$7,621
Accrued liabilities	7,688	10,562
Accrued compensation	7,100	11,511
Deferred revenues, current portion	33,159	38,379
Total current liabilities	54,586	68,073
Convertible notes, net of current portion	177,562	—
Deferred revenues, net of current portion	19,238	28,289
Deferred rent, net of current portion	8,248	9,393
Other long-term liabilities	823	438
Total liabilities	260,457	106,193
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 42,850 issued and outstanding as of June 30, 2018 and 41,994 shares issued and 41,967 shares outstanding as of December 31, 2017	4	4
Treasury stock at cost: Zero shares at June 30, 2018 and 27 shares at December 31, 2017	—	(855)
Additional paid-in capital	310,163	259,726
Accumulated other comprehensive loss	(161)	(139)
Accumulated deficit	(151,700)	(152,114)
Total stockholders' equity	158,306	106,622
Total liabilities and stockholders' equity	$418,763	$212,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$58,574	$47,625	$113,382	$92,159
Cost of revenues(1)	29,303	24,328	56,280	47,100
Gross profit	29,271	23,297	57,102	45,059
Operating expenses:
Sales and marketing(1)	12,108	11,096	23,074	20,974
Research and development(1)	11,756	9,922	22,913	19,573
General and administrative(1)	10,798	9,268	21,094	17,720
Acquisition related costs	258	351	514	699
Amortization of acquired intangibles	368	373	736	744
Unoccupied lease charges	658	—	658	—
Total operating expenses	35,946	31,010	68,989	59,710
Loss from operations	(6,675)	(7,713)	(11,887)	(14,651)
Other income (expense):
Interest and other income	755	129	954	237
Interest and other expense	(2,860)	(20)	(4,082)	(94)
Total other income (expense), net	(2,105)	109	(3,128)	143
Loss before income taxes	(8,780)	(7,604)	(15,015)	(14,508)
Benefit from (provision for) income taxes	153	(217)	340	(353)
Net loss	$(8,627)	$(7,821)	$(14,675)	$(14,861)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	2	(29)	(22)	(30)
Comprehensive loss	$(8,625)	$(7,850)	$(14,697)	$(14,891)
Net loss per common share, basic and diluted	$(0.20)	$(0.19)	$(0.35)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	42,605	41,064	42,389	40,848
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,065	$819	$2,080	$1,543
Sales and marketing	1,428	812	2,654	1,443
Research and development	1,566	1,033	2,922	1,978
General and administrative	2,945	2,358	5,443	4,255
Total stock-based compensation expenses	$7,004	$5,022	$13,099	$9,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,675)	$(14,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	4,265	3,514
Depreciation and amortization	7,752	7,227
Amortization of debt issuance costs	346	28
Amortization of debt discount	3,089	—
Amortization of premiums on investments	21	151
Stock-based compensation expenses	13,099	9,219
Deferred income taxes	(61)	234
Allowance for sales credits	38	34
Loss on disposal of long-lived assets	—	4
Unoccupied lease charges	658	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,831)	(2,806)
Prepaid expenses and other current assets	(1,718)	(853)
Deferred solution and other costs	(5,965)	(2,896)
Deferred implementation costs	(2,761)	(2,689)
Contract assets	(2,212)	—
Other long-term assets	(225)	(82)
Accounts payable	(825)	1,197
Accrued liabilities	(3,312)	(7,827)
Deferred revenues	(4,295)	727
Deferred rent and other long-term liabilities	(672)	(581)
Net cash used in operating activities	(21,284)	(10,260)
Cash flows from investing activities:
Purchases of investments	(74,389)	(15,778)
Maturities of investments	14,058	13,659
Purchases of property and equipment	(11,154)	(7,625)
Business combinations and asset acquisitions, net of cash acquired	(150)	(3,816)
Capitalized software development costs	—	(762)
Increase in restricted cash	—	(1,600)
Net cash used in investing activities	(71,635)	(15,922)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	223,185	—
Purchase of convertible notes bond hedge	(41,699)	—
Proceeds from issuance of warrants	22,379	—
Proceeds from exercise of stock options to purchase common stock	7,831	5,780
Net cash provided by financing activities	211,696	5,780
Net increase (decrease) in cash, cash equivalents, and restricted cash	118,777	(20,402)
Cash, cash equivalents, and restricted cash, beginning of period	60,276	57,788
Cash, cash equivalents, and restricted cash, end of period	$179,053	$37,386
Supplemental disclosures of cash flow information:
Cash paid for taxes	$130	$128
Cash paid for interest	$—	$68
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(96)	$(181)
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$176,738	$34,471
Restricted cash	2,315	2,915
Total cash, cash equivalents, and restricted cash	$179,053	$37,386

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 16, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2018 and 2017. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2018 and December 31, 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheet at June 30, 2018. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances included in accounts receivable arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of registered users and the number of transactions processed by the Company's registered users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of registered users and the number of transactions processed by the Company's registered users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Included in the accounts receivable balances as of June 30, 2018 and December 31, 2017 were unbilled receivables of $2.9 million and $2.1 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of June 30, 2018 and December 31, 2017, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.3 million at June 30, 2018 and $0.2 million at December 31, 2017.
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
The net decrease in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by the recognition of $22.5 million of revenue that was included in the deferred revenue balance at December 31, 2017 and an $8.0 million decrease from the adoption of the new revenue standard and the related netting of contract assets and liabilities on a contract-by-contract basis, partially offset by cash payments received or due in advance of satisfying the Company's performance obligations of $16.2 million. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered, and the term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On June 30, 2018, the Company had $764.6 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 53% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheet. The Company capitalized implementation costs in the amount of $1.5 million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, and recognized $1.2 million and $1.1 million of amortization during the three months ended June 30, 2018 and 2017, respectively. The Company capitalized implementation costs in the amount of $3.1 million and $2.7 million during the six months ended June 30, 2018 and 2017, respectively, and recognized $2.4 million and $2.0 million of amortization during the six months ended June 30, 2018 and 2017, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of operations.

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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $1.5 million and $0.7 million in deferred commissions costs during the three months ended June 30, 2018 and 2017, respectively, and recognized $0.8 million and $0.7 million of amortization during the three months ended June 30, 2018 and 2017, respectively. The Company capitalized $3.9 million and $2.1 million in deferred commissions costs during the six months ended June 30, 2018 and 2017, respectively, and recognized $1.7 million and $1.5 million of amortization during the six months ended June 30, 2018 and 2017, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
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
Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company early adopted ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" as of January 1, 2017. Under ASU 2017-01, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.

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
The following tables disaggregate the Company's revenue by major source:

	Three Months Ended June 30, 2018
	Subscription	Transactional	Services and Other	Consolidated
Total Revenues	$41,164	$8,902	$8,508	$58,574

	Six Months Ended June 30, 2018
	Subscription	Transactional	Services and Other	Consolidated
Total Revenues	$79,367	$17,519	$16,496	$113,382
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million for each of the three months ended June 30, 2018 and 2017 and $0.8 million for each of the six months ended June 30, 2018 and 2017. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from the subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contacts with multiple performance obligations are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements.
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
Variable Consideration
The Company recognizes usage revenue related to users accessing its products in excess of contracted amounts and bill-pay transactions that registered users initiate on its solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs per user over the contract to the Company, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that both types of usage revenue meet the variable consideration exception and recognizes each on a monthly or quarterly basis, as defined per agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
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
Other Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company recognized $0.2 million and $0.1 million of amortization of capitalized software development costs for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.2 million of amortization of capitalized software development costs for the six months ended June 30, 2018 and 2017, respectively, and all of the related individual products reached general release in 2017. The Company capitalized zero and $0.2 million of software development costs in the three months ended June 30, 2018 and 2017, respectively, and capitalized zero and $0.8 million of software development costs during the six months ended June 30, 2018 and 2017, respectively.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company recognizes compensation expense ratably over the requisite service period of the option or restricted stock unit award. As of January 1, 2017, the Company no longer uses a forfeiture rate to recognize compensation expense as a result of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that cliff vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of our common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
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
The Company values restricted stock units at the closing market price on the date of grant and recognizes compensation expense ratably over the requisite service period of the restricted stock unit award.
The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumed no dividend yield and recognizes compensation expense ratably over the performance period of the market stock unit award. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the requisite service period for each market stock unit award.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2018, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators:
Net loss	$(8,627)	$(7,821)	$(14,675)	$(14,861)
Denominators:
Weighted-average common shares outstanding, basic and diluted	42,605	41,064	42,389	40,848
Net loss per common share, basic and diluted	$(0.20)	$(0.19)	$(0.35)	$(0.36)
Due to net losses for the three and six months ended June 30, 2018 and 2017, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents that were excluded for the periods listed:

	As of June 30,
	2018	2017
Stock options, restricted stock units, and market stock units	5,032	5,751
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
The most significant impact of adoption of the new revenue standard relates to the accounting for arrangements that include contractual provisions providing for periodic price increases in subscription fee arrangements. Under previous GAAP, the Company accounted for periodic price increases in the period in which they occurred, and under the new revenue standard, the Company recognizes revenue from periodic price increases on a ratable basis over the term of the contract. Additionally, under previous GAAP, for contracts in which customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements, the Company recognized the entire arrangement consideration monthly over the term of the software license as the Company did not have VSOE of fair value for the license and maintenance. Under the new standard, the Company recognizes software license revenue once the customer obtains control of the license, which generally occurs at the commencement of each license term. Under previous GAAP, the Company also deferred only

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related contract. Under the new standard, the Company defers additional incremental costs related to the customer contract and amortizes those costs over the expected period of customer benefit. Also, a portion of the commission payment is now being expensed as incurred.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's condensed consolidated statement of comprehensive loss and balance sheet was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Income statement
Revenues	$58,574	$56,940	$1,634	$113,382	$109,483	$3,899

Costs and expenses
Cost of revenues	29,303	29,421	(118)	56,280	56,454	(174)
Sales and marketing	12,108	12,017	91	23,074	23,245	(171)
Interest and other income	755	725	30	954	900	54

Net loss	$(8,627)	$(10,318)	$1,691	$(14,675)	$(18,973)	$4,298

Net loss per common share, basic and diluted	$(0.20)	$(0.24)	$0.04	$(0.35)	$(0.45)	$0.10

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

	As of June 30, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Balance sheet
Assets
Accounts receivable, net	$26,996	$23,238	$3,758
Contract assets, current portion	1,196	—	1,196
Deferred solution and other costs, current portion	10,402	10,313	89
Deferred implementation costs, current portion	3,066	3,154	(88)
Deferred solution and other costs, net of current portion	15,966	15,704	262
Deferred implementation costs, net of current portion	9,492	9,359	133
Contract assets, net of current portion	6,074	—	6,074

Liabilities
Accrued compensation	7,100	7,855	(755)
Deferred revenues, current portion	33,159	36,017	(2,858)
Deferred revenues, net of current portion	19,238	24,341	(5,103)

Stockholders' equity
Accumulated deficit	$(151,700)	$(171,840)	$(20,140)
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company anticipates that the adoption of Topic 842 will impact its condensed consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of Topic 842, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption. The Company is currently evaluating the accounting, transition, disclosure requirements, and financial statement impact of this adoption.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted this ASU retrospectively, effective January 1, 2018. As a result, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash of $2.3 million for the six months ended June 30, 2018 and $1.3 million for fiscal 2017.

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
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. The Company recorded the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the first half of 2018, the Company did not receive any additional information regarding these provisional calculations. As a result, the Company continues to anticipate finalizing its analysis in connection with the completion of its tax return for 2017 to be filed in 2018.
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
During 2015, the Company acquired all of the outstanding shares of Centrix, a privately-owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Social Money, a privately-owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies. During 2017, the Company paid out $7.2 million to the former Centrix shareholders based upon the achievement of certain milestone-based objectives and continued employment and $0.2 million in retention bonuses to certain of the Social Money employees based upon their continued employment with the Company. During 2017, the Company also released the entire $2.5 million hold-back to the former owners of Social Money upon the expiration of the hold-back period. The Company continues to accrue for payouts contingent upon future employment of acquired employees. The Company has recognized $0.3 million and $0.4 million under these agreements in compensation expense included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.7 million under these agreements for the six months ended June 30, 2018 and 2017, respectively. The unpaid amounts due to the former shareholders or continuing employees, as applicable, are recorded in accrued compensation in the condensed consolidated balance sheets as of June 30, 2018.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2018:

		Fair Value Measurements Using:
Cash Equivalents:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$89,766	$89,766	$—	$—
U.S. treasuries and agencies	10,030	10,030	—	—
	$99,796	$99,796	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$48,164	$—	$48,164	$—
Corporate bonds and commercial paper	48,700	—	48,700	—
Certificates of deposit	5,110	—	5,110	—
	$101,974	$—	$101,974	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2018 and December 31, 2017 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of June 30, 2018 and December 31, 2017, the Company's cash was $76.9 million and $48.7 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the Company's cash equivalents and investments as of June 30, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$89,766	$—	$—	$89,766
U.S. treasuries and agencies	10,030	—	—	10,030
	$99,796	$—	$—	$99,796

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$48,242	$—	$(78)	$48,164
Corporate bonds and commercial paper	48,783	10	(93)	48,700
Certificates of deposit	5,110	—	—	5,110
	$102,135	$10	$(171)	$101,974
A summary of the Company's cash equivalents and investments as of December 31, 2017 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,279	$—	$—	$9,279

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$16,277	$—	$(83)	$16,194
Corporate bonds and commercial paper	15,871	—	(56)	15,815
Certificates of deposit	9,676	—	—	9,676
	$41,824	$—	$(139)	$41,685
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2018	December 31, 2017
Due within one year or less	$99,521	$27,324
Due after one year through five years	2,453	14,361
	$101,974	$41,685
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of June 30, 2018.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of June 30, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$48,242	$(78)	$48,164
Corporate bonds and commercial paper	48,783	(93)	48,690
	$97,025	$(171)	$96,854
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2017:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$16,277	$(83)	$16,194
Corporate bonds and commercial paper	15,871	(56)	15,815
	$32,148	$(139)	$32,009
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $12.9 million at June 30, 2018 and December 31, 2017. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2017. No impairment of goodwill has been recorded to date. Goodwill is deductible for tax purposes in certain jurisdictions.
Intangible assets at June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018			As of December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,130	$(1,566)	$1,564	$3,130	$(1,294)	$1,836
Non-compete agreements	884	(538)	346	884	(451)	433
Trademarks	2,140	(2,080)	60	2,140	(1,724)	416
Acquired technology	13,293	(9,286)	4,007	13,293	(7,464)	5,829
Assembled workforce	121	(58)	63	121	(38)	83
Capitalized software development costs	3,975	(936)	3,039	3,975	(538)	3,437
	$23,543	$(14,464)	$9,079	$23,543	$(11,509)	$12,034

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company recorded intangible assets from the business combinations in 2015 and an asset acquisition in 2017, discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to six years. Amortization expense included in cost of revenues in the condensed consolidated statement of comprehensive loss was $0.9 million for each of the three months ended June 30, 2018 and 2017 and $1.8 million for each of the six months ended June 30, 2018 and 2017. Amortization expense included in operating expenses in the condensed consolidated statement of comprehensive loss was $0.4 million for each of the three months ended June 30, 2018 and 2017 and $0.7 million for each of the six months ended June 30, 2018 and 2017.
Capitalized software development costs were $4.0 million as of June 30, 2018 and December 31, 2017. During 2017, all of the products related to capitalized software development costs reached general release, and the Company has commenced amortization of these costs. The Company amortized $0.2 million and $0.1 million of capitalized software development costs for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
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
8. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in: Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; and south Austin, Texas. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The associated lease liability of $0.3 million is expected to be paid during the succeeding twelve-month period and recorded in accrued liabilities, and the remaining portion of $0.5 million is recorded in other long-term liabilities, on the accompanying condensed consolidated balance sheet at June 30, 2018. The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $1.1 million for each of the three months ended June 30, 2018 and 2017 and $2.2 million for each of the six months ended June 30, 2018 and 2017.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2018 were as follows:

Operating Leases
Year Ended December 31,
2018 (from July 1 to December 31)	$2,657
2019	5,297
2020	5,276
2021	4,350
2022	3,853
Thereafter	20,292
Total commitments	$41,725
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

Contractual Commitments
Year Ended December 31,
2018 (from July 1 to December 31)	$6,510
2019	13,407
2020	9,696
2021	9,096
2022	9,080
Thereafter	236,379
Total commitments	$284,168
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Convertible Notes are the Company's senior unsecured obligations and will rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Convertible Notes, will rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current or future subsidiaries.
On or after November 15, 2022, holders may convert all or any portion of their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the Convertible Notes.
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
If a fundamental change (as defined in the relevant indenture governing the Convertible Notes) occurs prior to the maturity date, holders of each of the Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2018, the Convertible Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion option. The liability component of the Convertible Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2018. The Company recorded the difference between the initial proceeds of the convertible debt and the value allocated to the liability component in additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Convertible Notes consist of the following:

As of June 30, 2018
Liability component:
Principal	$230,000
Unamortized debt discount	(47,383)
Unamortized debt issuance costs	(5,055)
Net carrying amount	177,562

Equity component
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599
The following table sets forth total interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contractual interest expense	$431	$647
Amortization of debt issuance costs	223	346
Amortization of debt discount	1,990	3,089
Total	$2,644	$4,082
As of June 30, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.6 years.
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
As of December 31, 2017, a total of 7,297 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2018, 1,889 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2018, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2018 a total of 9,186 shares were allocated for issuance under the 2014 Plan. As of June 30, 2018, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 3,030 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 512 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 3,962 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2018, no shares remain available for future issuance under the 2007 Plan. Shares of common stock that are issued and were available for issuance under the 2007 Plan consist of authorized, but unissued or reacquired shares of common stock or any combination thereof.
Stock Options
Stock option activity during the six months ended June 30, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2018	3,692	$17.63
Granted	12	47.00
Exercised	(654)	11.90
Forfeited	(2)	15.08
Balance as of June 30, 2018	3,048	$18.98

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	1,680	$32.65
Granted	372	49.34
Vested	(231)	29.61
Forfeited	(71)	34.35
Nonvested as of June 30, 2018	1,750	$36.53
Market Stock Units
In the first quarter of 2018, the Company granted market stock units to certain executives under the 2014 Plan. The market stock units are performance-based awards that vest based upon the Company's relative stockholder return. The actual number of market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the three-year performance period. Up to one-third of the target shares of our common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
Market stock unit activity during the six months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	—	$—
Granted	234	21.77
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2018	234	$21.77

The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's and peer firms' stock prices and a number of assumptions including the expected volatilities of the Company's and peer firms' stock and the Index, and its risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company did not estimate a dividend rate or a forfeiture rate for the market stock units due to the limited size, the vesting period and nature of the grantee population and the lack of history of granting this type of award.

Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the first half of 2018 are as follows:

As of June 30, 2018
Volatility	36.6%
Risk-free interest rate	2.4%
Dividend yield	—
Longest remaining performance period (in years)	3

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

11. Income Taxes
In accordance with applicable accounting guidance, the income tax benefit for the three months ended June 30, 2018 is based on the estimated annual effective tax rate for fiscal year 2018. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's (benefit from) provision for income taxes reflected an effective tax rate of approximately (1.7)% and 2.9% for the three months ended June 30, 2018 and 2017, respectively, and (2.3)% and 2.4% for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2018 and 2017, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
The Company had no unrecognized tax benefits as of June 30, 2018. The Company's tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdiction.
The Tax Act was enacted on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At June 30, 2018, the Company does not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.
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
12. Subsequent Events
On August 6, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company has agreed to acquire Cloud Lending, Inc., a Delaware corporation ("Target"), for a closing purchase price of $105.0 million, plus potential additional consideration that may become payable at certain measurement dates in the future upon the achievement by the acquired business of certain financial metrics on such dates. Pursuant to the Merger Agreement, Target will be merged with and into a wholly owned subsidiary of the Company, with Target surviving as a wholly owned subsidiary of the Company. The purchase price is subject to adjustment based on Target’s net working capital amount and other customary adjustments at closing. In addition, a portion of the purchase price ($10.5 million) will be placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement. The closing is subject to customary closing conditions and is currently expected to occur in the fourth quarter of 2018.

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
We seek to help our customers succeed by providing advanced digital banking and financial technology solutions that allow our customers to distinguish themselves from competing financial institutions and financial technology companies, better engage with their account holders and end users, and meet evolving consumer expectations for financial services. We believe that we successfully compete in our market due to our deep domain expertise, reputation for innovation and the quality, breadth and integration of our solutions and common platform. We have made significant investments and intend to increase investments in technology innovation and software development as we enhance our solutions and platform and increase or expand the number of solutions that we offer to RCFIs and financial technology companies and their account holders and end users.
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
Registered Users
We define a registered user as an individual related to an account holder of an installed customer on the Q2 platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our solutions based on the number of registered users, so as the number of registered users of our solutions increases, our revenues grow. Our average number of registered users per installed customer grows as our existing customers add more registered users and as we add larger RCFIs to our installed customer base. We anticipate that the number of registered users will grow at a faster rate than our number of installed customers. The rate at which our customers add registered users and the incremental revenues we recognize from new registered users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new users. Our installed customers had approximately 10.4 million, 8.6 million and 6.3 million registered users as of December 31, 2017, 2016 and 2015, respectively. Registered users on the Q2 platform at June 30, 2018 were 11.4 million compared to 9.6 million at June 30, 2017.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(8,627)	$(7,821)	$(14,675)	$(14,861)
Depreciation and amortization	3,874	3,702	7,752	7,227
Stock-based compensation expense	7,004	5,022	13,099	9,219
(Benefit from) provision for income taxes	(153)	217	(340)	353
Interest and other (income) expense, net	2,105	(109)	3,128	(143)
Acquisition related costs	258	351	514	699
Unoccupied lease charges	658	—	658	—
Adjusted EBITDA	$5,119	$1,362	$10,136	$2,494

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the substantial majority of our revenues from subscription fees for the use of our solutions hosted in our data centers as well as revenues for implementation and customer support services related to our solutions, and we recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our customers host our solutions in their own data centers under term license and maintenance agreements, and we recognize the software license revenue once the customer obtains control of the license and corresponding maintenance revenues over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of registered users and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly, or annually and are recognized monthly over the term of our customer agreements. The initial term of our customer agreements averages over five years, although it varies by customer. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
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

Unoccupied Lease Charges
Unoccupied lease charges include costs related to the early exit from a portion of our south Austin facility, partially offset by anticipated sublease income from that facility.
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or Convertible Notes, and fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Benefit from (Provision for) Income Taxes
As a result of our current net operating loss position, current income taxes consist primarily of state income taxes and state research and development credits, and deferred income taxes relate to the tax amortization of recently acquired goodwill.

Results of Operations
Condensed Consolidated Statements of Operations Data
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$58,574	$47,625	$113,382	$92,159
Cost of revenues(1)(2)	29,303	24,328	56,280	47,100
Gross profit	29,271	23,297	57,102	45,059
Operating expenses:
Sales and marketing(2)	12,108	11,096	23,074	20,974
Research and development(2)	11,756	9,922	22,913	19,573
General and administrative(2)	10,798	9,268	21,094	17,720
Acquisition related costs	258	351	514	699
Amortization of acquired intangibles	368	373	736	744
Unoccupied lease charges(3)	658	—	658	—
Total operating expenses	35,946	31,010	68,989	59,710
Loss from operations	(6,675)	(7,713)	(11,887)	(14,651)
Total other income (expense), net	(2,105)	109	(3,128)	143
Loss before income taxes	(8,780)	(7,604)	(15,015)	(14,508)
Benefit from (provision for) income taxes	153	(217)	340	(353)
Net loss	$(8,627)	$(7,821)	$(14,675)	$(14,861)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $0.9 million for each of the three months ended June 30, 2018 and 2017 and $1.8 million for each of the six months ended June 30, 2018 and 2017.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,065	$819	$2,080	$1,543
Sales and marketing	1,428	812	2,654	1,443
Research and development	1,566	1,033	2,922	1,978
General and administrative	2,945	2,358	5,443	4,255
Total stock-based compensation expenses	$7,004	$5,022	$13,099	$9,219

(3)	Unoccupied lease charges include costs related to the early exit from of a portion of our south Austin facility, partially offset by anticipated sublease income from that facility.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	50.0	51.1	49.6	51.1
Gross profit	50.0	48.9	50.4	48.9
Operating expenses:
Sales and marketing(2)	20.7	23.3	20.4	22.8
Research and development(2)	20.1	20.8	20.2	21.2
General and administrative(2)	18.4	19.5	18.6	19.2
Acquisition related costs	0.4	0.7	0.5	0.8
Amortization of acquired intangibles	0.6	0.8	0.6	0.8
Unoccupied lease charges(3)	1.1	—	0.6	—
Total operating expenses	61.4	65.1	60.8	64.8
Loss from operations	(11.4)	(16.2)	(10.5)	(15.9)
Total other income (expense), net	(3.6)	0.2	(2.8)	0.2
Loss before income taxes	(15.0)	(16.0)	(13.3)	(15.7)
Benefit from (provision for) income taxes	0.3	(0.5)	0.3	(0.4)
Net loss	(14.7)%	(16.4)%	(12.9)%	(16.1)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 1.6% and 1.9% for the three months ended June 30, 2018 and 2017, respectively, and 1.6% and 1.9% for the six months ended June 30, 2018 and 2017, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	1.8%	1.7%	1.8%	1.7%
Sales and marketing	2.4	1.7	2.3	1.6
Research and development	2.7	2.2	2.6	2.1
General and administrative	5.0	5.0	4.8	4.6
Total stock-based compensation expenses	12.0%	10.5%	11.6%	10.0%

(3)	Unoccupied lease charges include costs related to the early exit from of a portion of our south Austin facility, partially offset by anticipated sublease income from that facility.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Revenues	$58,574	$47,625	$10,949	23.0%	$113,382	$92,159	$21,223	23.0%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Revenues increased by $10.9 million, or 23.0%, from $47.6 million for the three months ended June 30, 2017 to $58.6 million for the three months ended June 30, 2018. This increase in revenue was primarily attributable to a $9.6 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers, and $1.3 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions. These increases for the three months ended June 30, 2018 included $1.6 million related to the adjustments from the new revenue standard.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Revenues increased by $21.2 million, or 23.0%, from $92.2 million for the six months ended June 30, 2017 to $113.4 million for the six months ended June 30, 2018. This increase in revenue was primarily attributable to a $18.4 million increase from growth in new registered users from existing customers and the addition of registered users from newly installed customers, and $2.8 million of revenue growth was generated primarily from an increase in the number of transactions processed using our solutions. These increases for the six months ended June 30, 2018 included $3.9 million related to the adjustments from the new revenue standard.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Cost of revenues	$29,303	$24,328	$4,975	20.4%	$56,280	$47,100	$9,180	19.5%
Percentage of revenues	50.0%	51.1%			49.6%	51.1%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Cost of revenues increased by $5.0 million, or 20.4%, from $24.3 million for the three months ended June 30, 2017 to $29.3 million for the three months ended June 30, 2018. This increase was attributable to a $2.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.2 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.0 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.4 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, a $0.2 million increase in travel related expenses, and a $0.1 million increase from amortization of capitalized implementation services.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Cost of revenues increased by $9.2 million, or 19.5%, from $47.1 million for the six months ended June 30, 2017 to $56.3 million for the six months ended June 30, 2018. This increase was attributable to a $4.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $0.5 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.0 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in registered users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.6 million increase from amortization of capitalized implementation services, a $0.5 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, and a $0.2 million increase in travel related and other discretionary expenses.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Sales and marketing	$12,108	$11,096	$1,012	9.1%	$23,074	$20,974	$2,100	10.0%
Percentage of revenues	20.7%	23.3%			20.4%	22.8%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Sales and marketing expenses increased by $1.0 million, or 9.1%, from $11.1 million for the three months ended June 30, 2017 to $12.1 million for the three months ended June 30, 2018. This increase was primarily attributable to a $1.0 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $0.6 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.1 million increase in travel related expenses and a $0.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments. These increases were offset by a $0.2 million decrease in recruiting related expenses.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Sales and marketing expenses increased by $2.1 million, or 10.0%, from $21.0 million for the six months ended June 30, 2017 to $23.1 million for the six months ended June 30, 2018. This increase was primarily attributable to a $1.9 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $1.2 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.3 million increase in travel related expenses and a $0.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments. These increases were offset by a $0.2 million decrease in recruiting related expenses.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Research and development	$11,756	$9,922	$1,834	18.5%	$22,913	$19,573	$3,340	17.1%
Percentage of revenues	20.1%	20.8%			20.2%	21.2%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Research and development expenses increased by $1.8 million, or 18.5%, from $9.9 million for the three months ended June 30, 2017 to $11.8 million for the three months ended June 30, 2018. This increase was primarily attributable to a $1.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.5 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.3 million increase in facilities and other overhead costs which were allocated to our research and development departments, a $0.2 million increase from the reduction of capitalization of research and development salaries as software development costs because all products previously being capitalized reached general release during 2017, and a $0.1 million increase in travel related expenses.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Research and development expenses increased by $3.3 million, or 17.1%, from $19.6 million for the six months ended June 30, 2017 to $22.9 million for the six months ended June 30, 2018. This increase was primarily attributable to a $2.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $0.8 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.8 million increase from the reduction of capitalization of research and development salaries as software development costs because all products previously being capitalized reached general release during 2017, a $0.3 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.1 million increase in travel related expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
General and administrative	$10,798	$9,268	$1,530	16.5%	$21,094	$17,720	$3,374	19.0%
Percentage of revenues	18.4%	19.5%			18.6%	19.2%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. General and administrative expenses increased by $1.5 million, or 16.5%, from $9.3 million for the three months ended June 30, 2017 to $10.8 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to a $1.1 million increase in personnel costs to support the growth of our business, which included a $0.6 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.2 million increase in professional services for legal and consulting fees and a $0.2 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. General and administrative expenses increased by $3.4 million, or 19.0%, from $17.7 million for the six months ended June 30, 2017 to $21.1 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily attributable to a $2.2 million increase in personnel costs to support the growth of our business, which included a $1.2 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.8 million increase in professional services for legal and consulting fees and a $0.4 million increase in facilities and other overhead costs which were allocated to our general and administrative departments.
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
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Acquisition related costs	$258	$351	$(93)	(26.5)%	$514	$699	$(185)	(26.5)%
Percentage of revenues	0.4%	0.7%			0.5%	0.8%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Acquisition related costs decreased by $0.1 million, or 26.5%, from $0.4 million for the three months ended June 30, 2017 to $0.3 million for the three months ended June 30, 2018. The expense for each of these periods is comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Acquisition related costs decreased by $0.2 million, or 26.5%, from $0.7 million for the six months ended June 30, 2017 to $0.5 million for the six months ended June 30, 2018. The expense for each of these periods is comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Amortization of acquired intangibles	$368	$373	$(5)	(1.3)%	$736	$744	$(8)	(1.1)%
Percentage of revenues	0.6%	0.8%			0.6%	0.8%
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Amortization of acquired intangibles was relatively flat for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Amortization of acquired intangibles was relatively flat for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The acquired intangible assets are related to our business combinations in 2015 and asset purchase in 2017, and these amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	(%)	2018	2017	$	(%)
Total other income (expense), net	$(2,105)	$109	$(2,214)	(2,031.2)%	$(3,128)	$143	$(3,271)	(2,287.4)%
Percentage of revenues	(3.6)%	0.2%			(2.8)%	0.2%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Total other income (expense), net decreased by $2.2 million from income of $0.1 million for the three months ended June 30, 2017 to expense of $2.1 million for the three months ended June 30, 2018. Interest expense for the three months ended June 30, 2018 consists of $2.9 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes issued in February 2018, partially offset by $0.8 million of interest income earned on cash, cash equivalents, and investments.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Total other income (expense), net decreased by $3.3 million from income of $0.1 million for the six months ended June 30, 2017 to expense of $3.1 million for the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2018 consists of $4.1 million of interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes, partially offset by $1.0 million of interest income earned on cash, cash equivalents, and investments.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering, or IPO, and follow-on offerings and cash flows from operations. In February 2018, we issued the Convertible Notes to supplement our overall liquidity position. At June 30, 2018, our principal sources of liquidity were cash, cash equivalents and investments of $278.7 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(21,284)	$(10,260)
Investing activities	(71,635)	(15,922)
Financing activities	211,696	5,780
Net increase (decrease) in cash, cash equivalents, and restricted cash	$118,777	$(20,402)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the six months ended June 30, 2018, our net cash and cash equivalents used in operating activities were $21.3 million, which consisted a net loss of $14.7 million and cash outflows from changes in operating assets and liabilities of $35.8 million, partially offset by non-cash adjustments of $29.2 million. Cash outflows were the result of a $13.8 million increase in accounts receivable due to the timing of billings and customer payments, an $8.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.3 million decrease in deferred revenue due to the recognition of revenue from prior payments exceeding deposits received from customers during the period, a $3.3 million decrease in accrued liabilities mainly from the payment of annual bonuses, a $2.2 million increase in contract assets added as a result of the adoption of the new revenue standard, a $1.7 million increase in prepaid and other current assets related to various prepaid expenses, a $0.8 million decrease in accounts payable due to timing of payments, a $0.7 million decrease in other long-term liabilities, and a $0.2 million increase in other long-term assets. Non-cash items consisted primarily of $13.1 million of stock-based compensation expense, $7.8 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $4.3 million of amortization of deferred implementation and deferred solution and other costs, $3.4 million in amortization of the Convertible Notes discount and related debt issuance costs, and $0.6 million of other non-cash items.
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
For the six months ended June 30, 2018, net cash used in investing activities was $71.6 million, consisting primarily of $74.4 million for the purchase of investments, $11.2 million for the purchase of property and equipment, and $0.2 million for release of the hold back from the asset purchase in 2017, partially offset by $14.1 million from maturities of investments.
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
For the six months ended June 30, 2018, net cash provided by financing activities was $211.7 million, which was primarily due to the issuance of $223.2 million principal amount of the Convertible Notes, net of issuance costs, and the related sale of Warrants for $22.4 million, offset by the purchase of Bond Hedges for $41.7 million. In addition, cash flows from financing activities included $7.8 million of cash received from the exercise of stock options.
For the six months ended June 30, 2017, net cash provided by financing activities was $5.8 million, consisting primarily of cash received from the exercise of stock options.

Contractual Obligations and Commitments
During the six months ended June 30, 2018, and subsequent to June 30, 2018, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 16, 2018.
In February 2018, we issued $230.0 million in aggregate principal amount of 0.75% Convertible Notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest is payable semi-annually on February 15 and August 15 of each year. See Note 9 Convertible Senior Notes to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In the second quarter of 2018, we vacated a portion of our south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income.
The following table summarizes our contractual obligations and commitments at June 30, 2018 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$1,725	$5,175	$231,725	$—	$238,625
Operating lease obligations	5,297	10,359	7,708	18,361	41,725
Purchase commitments	13,271	15,722	14,711	1,839	45,543
	$20,293	$31,256	$254,144	$20,200	$325,893
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We anticipate that the adoption of Topic 842 will impact our condensed consolidated balance sheets as most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption. We are currently evaluating the accounting, transition, disclosure requirements, and financial statement impact of this adoption.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. We adopted this ASU retrospectively, effective January 1, 2018. As a result, we included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash of $2.3 million for the six months ended June 30, 2018 and $1.3 million for fiscal 2017.
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
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. We recorded the provisional tax impacts of the Tax Act in the fourth quarter of 2017. During the first half of 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of June 30, 2018, we had an outstanding principal amount of $230.0 million of Convertible Notes, which have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2018 or 2017, our interest income would not have been materially affected.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we implemented the new revenue standard. We implemented changes to our processes related to revenue recognition and the control activities within them, including information systems. These included the development of new policies and controls based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.
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
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1 - 30, 2018	—	$—	$—	$—
May 1 - 31, 2018	579	57.75	—	—
June 1 - 30, 2018	—	—	—	—
Total	579	$57.75	$—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant's Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant's Form S-1 Registration Statement (Registration No. 333-193911)).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
August 8, 2018	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

August 8, 2018	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)