Form 10-K
period 2018-12-31
Q2 Holdings, Inc.
filed 2019-02-19
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2018, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,428,200,609. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 43,581,407 shares of the registrant’s common stock outstanding as of January 31, 2019.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to regional and community financial institutions, or RCFIs, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.
Our founding team has over 25 years of experience developing and delivering secure, advanced digital solutions designed to help our customers compete in the complex and heavily-regulated financial services industry. Q2 began by providing digital banking solutions to RCFIs with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. Through investment in innovation and acquisitions, our solutions have grown to include a broader range of services and experiences, including corporate banking, regulatory and compliance, digital lending and leasing, BaaS and digital account opening and sales and marketing solutions, further serving the needs of RCFIs as well as Alt-FIs and FinTechs.
The RCFI market includes approximately 11,000 banks and credit unions with less than $100 billion in assets according to data compiled by BauerFinancial as of September 30, 2018. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform to RCFIs, and we continue to be focused on our founding mission of building stronger communities by strengthening their financial institutions.
The growth and adoption of digital financial services creates challenges and opportunities in the markets served by RCFIs as well as emerging providers such as Alt-FIs and FinTechs. The proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of providers, greater fragmentation of financial services markets and a broadening set of new and innovative digital services. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. End Users also select digital solutions based on the quality and intuitiveness of the digital user experience.
RCFIs, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End User engagement in their physical branches and increased End User engagement with their digital services and thus they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End User demand for digital financial services by creating new and expanding existing digital service offerings. This combined investment by traditional and emerging financial services providers is driving further competition, segmentation and innovation.
Despite the competition between traditional and emerging financial service providers, the digital solutions offered by emerging financial services providers are often dependent upon core banking functions, creating an interdependency between them. Financial institutions of all sizes provide two fundamental banking functions among others - they hold NCUA-insured or FDIC-insured deposits and they transfer money. Providing these critical banking functions generally requires a federal or state banking charter, as well as specialized expertise and infrastructure, and subjects the provider to complex regulatory oversight by various authorities, which requires financial institutions to implement and maintain complex and costly operating policies, procedures and infrastructure to protect End Users, their deposits and their personal information. As emerging financial services providers explore new digital services offerings, they often utilize the banking services of financial institutions in partnership rather than making the significant investments in expertise and infrastructure necessary to obtain a banking charter and otherwise become regulatory-compliant.
The Alt-FI and FinTech markets consist of thousands of emerging financial services providers all over the world seeking to provide End Users with financial services, experiences and solutions that can be competitive with, but also complimentary to and dependent upon banking. Alt-FIs and FinTechs are typically less constrained than traditional financial services providers are by legacy technology solutions, physical branch locations and regulation. Alt-FIs and FinTechs have received substantial investment, estimated to be greater than $100 billion from 2008 through 2017, according to a September 2017 report published by Deloitte Touche Tohmatsu Limited, or Deloitte, citing Venture Scanner source data entitled "FinTech by the Numbers - Incumbents, startups, investors adapt to maturing ecosystem."
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of RCFIs as well as the needs of Alt-FIs and FinTechs. Our solutions now include a broad range of services and experiences including corporate banking, regulatory and compliance, digital lending and leasing, BaaS and digital account opening and sales and marketing solutions. We believe our expanded solution offerings and the corresponding growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $8.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the RCFI, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions.
As of December 31, 2018, we had 401 installed digital banking platform customers located in 48 states, and those customers had approximately 12.8 million consumer and commercial users registered on our digital banking platform. Registered users of our digital banking platform, or Registered Users, executed over $762 billion in financial transactions on our digital banking platform during 2018. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operation Measures" for additional detail on how we define "Installed Customers" and "Registered Users."

We primarily sell subscriptions to our solutions through our direct sales organization and recognize the related revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. Our digital banking platform revenues generally increase as we add new customers, sell additional solutions to existing customers, the number of End Users on our solutions grows and the number of transactions that End Users perform on our solutions increases. The structure and terms of our newer lending and leasing and BaaS solution arrangements are varied, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
We have achieved significant growth since our inception. We had total revenues of $241.1 million, $194.0 million, and $150.2 million in 2018, 2017 and 2016, respectively. We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and scaling our operations. We incurred net losses of $35.4 million, $26.2 million and $36.4 million in 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had total assets of $463.7 million and $212.8 million, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 13785 Research Blvd, Suite 150, Austin, Texas 78750. Our telephone number is (512) 275-0072.
Industry Background
The financial services market is intensely competitive. The growth and adoption of digital financial services has and continues to create challenges and opportunities for both traditional providers such as RCFIs as well as emerging providers such as Alt-FIs and FinTechs.
The proliferation and adoption of mobile and tablet devices and digital services are dramatically changing the financial services market
The proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of financial services providers, greater fragmentation of the financial services market and a broadening set of new and innovative digital financial services. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. These changes in the financial services market and in End User expectations create challenges and opportunities for RCFIs as well as emerging financial services providers such as Alt-FIs and FinTechs.
RCFIs, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing an ever-broadening set of new and innovative digital financial services, solutions and experiences which better align with End Users' increasingly digital lives, experiences and interactions. These services, experiences and solutions include, among other things, account opening, deposits, investments, payments, money transfers, credit card management and loan applications.
The digital solutions offered by emerging financial services providers are often dependent upon core banking functions, creating an interdependency between emerging and traditional financial services providers. Financial institutions of all sizes provide two fundamental banking functions among others - they hold NCUA-insured or FDIC-insured deposits and they transfer money. Providing these critical banking functions generally requires a federal or state banking charter, as well as specialized expertise and infrastructure, and subjects the provider to complex regulatory oversight by various authorities. As an example, electronic payment transactions in the United States, other than wire transfers, are conducted as automated clearinghouse, or ACH, transactions, which settle through the Federal Reserve System in most cases, and generally, only financial institutions can obtain the necessary master account with a Federal Reserve Bank to settle transactions. These laws and regulations have existed for decades, are extremely burdensome and constantly evolving, and require financial institutions to implement and maintain complex and costly operating policies, procedures and infrastructure to protect End Users, their deposits and their personal information. As emerging financial services providers explore new digital services offerings, they often utilize the banking services of financial institutions in partnership rather than making the significant investments in expertise and infrastructure necessary to obtain a banking charter and otherwise become regulatory-compliant.
Security is paramount for digital financial services
The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, the incidence of fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security strategies. In addition, safeguarding the funds and information of financial service providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
Digital financial services are highly regulated
Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers' operations and, as a result, the business of their technology providers. The compliance of digital financial solutions with these regulatory requirements depends on a variety of factors, including functionality and design, the classification of the financial service provider and its services, and the manner in which the financial service provider and its End Users utilize the solutions. In order to comply with and assist financial service providers in complying with these laws, technology providers to financial service providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial service providers' and their End Users' information, and to undergo periodic audits and examinations. Maintaining such regulatory compliance becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
Digital financial services are complex and often have limitations
The continued proliferation of mobile and tablet devices and digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increase the difficulty of providing a consistent, intuitive and personalized End User experience. Aging or increasingly complex solutions can create the following challenges for financial services providers:

•	integrating applications and systems from multiple vendors may increase costs and time-to-market;

•	managing relationships with multiple vendors can be time consuming and require greater management infrastructure;

•	building, maintaining and upgrading regulatory-compliant and secure solutions and infrastructure can be expensive and time-consuming and require special expertise that can be hard to find and retain;

•
operating, supporting and upgrading systems from multiple vendors can be difficult, costly and less secure and limit the ability to provide a unified End User experience or comprehensive view of End User behavior;

•	partnering with FinTechs and Alt-FIs and innovating and delivering new solutions can be difficult and cost-prohibitive when integration with dated legacy infrastructure is required; and

•	training End Users and internal personnel on the use of different point systems can be challenging, time-consuming and costly.
The use of multiple point systems for digital financial services can require End Users to maintain different login credentials across digital channels and learn and understand different systems. Additionally, the disjointed nature of the underlying workflows, data and terminology caused by the implementation of multiple solutions can lead to decreased End User adoption, retention and satisfaction. End Users' adoption, retention and satisfaction can also be adversely impacted by the dated End User interfaces of older legacy systems.
The market for digital financial services is significant
We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2018, consisted of approximately 11,000 financial institutions with combined assets of $7.3 trillion, representing 38% of assets held by all federally-insured financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally-owned and obtain deposits and make lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.
The Alt-FI and FinTech markets consist of thousands of emerging financial services providers all over the world seeking to provide End Users with new and innovative financial services, experiences and solutions that can be competitive with, but also complimentary to and dependent upon banking. Alt-FIs and FinTechs are typically more nimble and development-focused and less constrained than traditional financial services providers are by legacy technology solutions, physical branch locations and regulation. Alt-FIs and FinTechs have received substantial investment, estimated to be greater than $100 billion from 2008 through 2017, according to a September 2017 report published by Deloitte citing Venture Scanner source data entitled "FinTech by the Numbers - Incumbents, startups, investors adapt to maturing ecosystem."
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of RCFIs as well as the needs of Alt-FIs and FinTechs. Our solutions now include a broad range of services and experiences including corporate banking, regulatory and compliance, digital lending and leasing, BaaS and digital account opening and sales and marketing solutions. Our expanded solution offerings and the corresponding growth of our customer base and market opportunity have increased our addressable market.
Based on our estimates of the number of target RCFIs for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking solutions, including retail, small business, corporate, digital account opening and Centrix solutions is greater than $5.0 billion. Based on our estimate of the number of target providers of digital lending and leasing services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending and leasing solutions, including the borrower portal, origination, underwriting, servicing and collections modules, is greater than $2.0 billion. The market for our open application programming interface, or API, solutions for financial services generally, including potential customer segments and product use cases, is relatively new, broad and continually evolving. Based on our estimates of the number of target RCFIs, Alt-FIs and FinTechs for our BaaS solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our BaaS solutions is greater than $1.0 billion. In the aggregate, we believe that the worldwide market for our solutions is greater than $8.0 billion.
The continued proliferation of mobile and tablet devices and digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering secure, regulatory-compliant, integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increases the difficulty of providing a consistent, intuitive and personalized End User experience.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We have deep domain expertise in new, innovative, secure and regulatory-compliant digital solutions in the complex and highly-regulated financial services industry and with the technical and operational complexities of delivering integrated financial services solutions across multiple operating systems, devices and channels. As a result, we believe that the breadth and depth of our solution offerings across the RCFI, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions.
Our Solutions
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial service providers engage with End Users. We sell our solutions to RCFIs, Alt-FIs, and FinTechs. Our solutions are designed to deliver a robust suite of digital financial services that enable End Users of banking, lending, leasing and BaaS solutions to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.
Key Solution Offerings
Our portfolio of digital solutions include the following key offerings:

•
Digital Banking Platform: Our digital banking platform supports our RCFI customers in their delivery of unified digital banking services across digital channels. Our open digital banking platform provides our RCFI customers with the tools, knowledge, and access necessary to customize and extend the platform, allowing our RCFI customers to deliver targeted experiences and branding to End Users.

•
Lending and Leasing: Our end-to-end digital lending and leasing platform allows our RCFI, Alt-FI and FinTech customers to simplify the End User experiences of borrowers, accelerates loan decisioning, and reduces operational inefficiencies through digitization and automation of the traditional loan application and underwriting process. The lending and leasing platform also provides our RCFI, Alt-FI and FinTech customers with digital solutions for consumer, commercial, small business, construction and equipment leasing.

•
BaaS: Our portfolio of open API tools provides our RCFI, Alt-FI and FinTech customers with a cost-effective platform to quickly develop and launch a variety of BaaS solutions that are complimentary to and, in most cases, dependent on banking. In addition, our open API tools allow our RCFI customers to create their own digital deposit and payment products, either by building their own custom solutions or by using Q2-developed white-label products utilizing the API portfolio.

Key Benefits
Our solutions provide the following key benefits to our customers and their End Users:

•
Intuitive design: We designed from inception the features and End User experience of our solutions to be optimized for touch-based devices and then extend that design to other digital channels. This design process and our broad feature offerings enable our solutions to deliver a modern, unified End User experience across digital channels.

•
Comprehensive view of End Users: Our digital banking platform provides our RCFI customers with a comprehensive view of End User access and activity across devices and channels. The understanding and analysis made possible by a comprehensive view enable an enhanced, personalized End User experience, real-time risk and fraud assessment and other analytic features that improve the function and security of our solutions.

•
Flexible integration: We have developed a highly flexible set of integration tools, enabling the rapid integration of third-party applications and data sources. These integration tools connect with over 200 third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging.

•
SaaS delivery model: We developed our solutions to be cloud-based. Our customers subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. While we host our digital banking platform for substantially all of our RCFI customers, our lending, leasing, and BaaS solutions are hosted with industry leading public cloud services. Our SaaS delivery model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.

•
Regulatory compliance: Our solutions leverage our deep domain expertise and the significant investments we have made in the design and development of our data center architecture and other technical infrastructure, including public cloud services, to meet the stringent security and technical requirements on financial institutions and financial services providers. Customers who use our cloud-based solutions are able to satisfy security and technical compliance obligations by relying on the security programs and regulatory certification of our data centers and other technical infrastructure. By doing so, our customers avoid the significant cost and effort associated with building, maintaining and upgrading a regulatory-compliant and secure environment on their own.

•
Delivery of robust digital financial services across multiple channels: Our solutions enable our customers to deliver robust and integrated digital financial services to their End Users who increasingly expect and appreciate the freedom to transact and engage anytime, anywhere and on any device. Through a single log-in and consistent workflow, End Users are able to seamlessly conduct consumer and commercial transactions across digital channels and devices.

•
Improved and more frequent engagement with End Users: The breadth of our solutions and quality of the End User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities.

•
Drive End User loyalty: We believe our customers are able to drive loyalty by increasing their level of End User engagement. Our customers are able to tailor our solutions by offering individually relevant functionality as well as branded, localized End User experiences. Our digital banking platform provides our RCFI customers with a comprehensive view of operational and End User activity across channels and devices allowing them to look for opportunities to improve End User engagement and grow their End User relationships with targeted offerings based on specific behavior. We believe this further strengthens End User loyalty by enabling our customers to engage End Users through customized and End User-friendly digital experiences.

•
More effective marketing of products and services: Our customers' marketing of their new and existing products and services through our solutions can be frequent, timely and targeted. The ease and availability of communications within digital channels also make it easier for End Users to find information about products and services. Our solutions also offer a simplified transaction experience, which can help improve sales of products and services.

•
Real-time security: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our Q2 Sentinel product are able to block suspected fraudulent activity in real-time at the application layer and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach reduces and better manages the security risks in financial services and help protect our customers' reputations.

Our Business Strengths
Since our inception, our mission has been to help financial institutions succeed and strengthen the markets they serve. We are highly committed to this mission, and support it by focusing on designing, developing and acquiring new, innovative digital banking and other financial services solutions to meet transforming End User expectations. We believe we are well positioned to connect and serve traditional and emerging financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally:

•
Our purpose-built digital banking platform leads the RCFI digital banking market: We built our digital banking platform to address unique challenges that RCFIs face in providing digital banking services. Our digital banking platform was created to support the proliferation of mobile and tablet devices and the speed at which their use has become a common part of daily life. Our digital banking platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our digital banking solutions enable our RCFI customers to provide a compelling, unified End User experience to consumer and commercial End Users using a single login anywhere, anytime and on any device. We believe our deep domain experience as a leading provider of digital banking solutions positions us well to provide new, innovative digital banking and other financial services solutions to meet transforming End User expectations.

•
We have acquired and developed solutions to better serve our RCFI customers and a broader set of global financial service providers including Alt-FIs and FinTechs: Over the past few years, we have expanded our portfolio to include offerings such as our end-to-end lending and leasing, BaaS and digital account opening and sales and marketing solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.

•
We have a proven track record in providing digital solutions to financial services providers: Our founders and management have a track record of successfully delivering technology for financial services providers. We have deep domain expertise in financial services and community banking which we utilize to develop and deliver our solutions and services to our customers.

•
Our sales model is tailored to our different markets: The RCFI market is well defined and allows us to effectively direct our go-to-market strategy for our sales and marketing efforts. Utilizing the deep industry experience of our management and sales teams, we are able to leverage our relationships with leaders and influencers at many of our RCFI customers as valuable sources of reference and promotion. We have also developed actionable insights into our sales and marketing performance, enabling us to be efficient with our go-to-market investments. The Alt-FI and FinTech markets are relatively new, broad and continually evolving. As a result, we utilize third-party partnerships and insights from our experience with RCFI customers to effectively pursue these markets.

•
We grow our customer relationships over time: Throughout our long-term customer relationships, we employ a structured strategy designed to inform, educate and enhance customer confidence and help our customers identify and implement additional solutions to benefit and grow their End User bases.

•
Our revenues are highly predictable: To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs. We generally recognize our revenues over the terms of our customer agreements. The initial term of our digital banking platform customer agreements averages over five years, although it varies by customer. Our long-term agreements and our high customer retention, as well as the growth over time in the number of End Users using our solutions, drive the recurring nature of our revenues and provide us with significant visibility into future revenues. Furthermore, we believe our customer services model drives high retention rates and incremental sales of our solutions.

•
Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past eight years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.

Our Growth Strategy
We believe we are well positioned to connect and serve traditional and emerging financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally. To accomplish this goal, we are pursuing the following growth strategies:

•
Further penetrate our large market opportunity: We believe RCFIs are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices, and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with RCFIs, Alt-FIs and FinTechs across a variety of digital channels. Over the past three years, in response to the increasing demand for innovative digital banking and other financial services, we have expanded our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of emerging financial services providers such as Alt-FIs and FinTechs and their End Users, which also facilitates partnerships with and integration to the digital solutions of our RCFI customers. We intend to further penetrate our large market opportunity and increase our number of RCFI, Alt-FI and FinTech customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.

•
Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling additional solutions such as our lending and leasing and digital account opening and sales and marketing solutions. In addition, our revenues from existing customers continue to grow as these customers increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. We believe our recent investments in digital lending, leasing, BaaS, digital account opening and sales and marketing, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users.

•
Continue to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. For example, in June 2017, we introduced Q2 Open, a portfolio of open API financial services which are designed to allow RCFIs, Alt-FIs and FinTechs to develop and support their own digital financial services and solutions more quickly and cost-effectively. Q2 Open additionally provides an opportunity for our RCFI customers to partner with Alt-FIs and FinTechs in providing innovative digital services and solutions to meet evolving End User demands. In October of 2018, we acquired Cloud Lending Solutions, or Cloud Lending. With the Cloud Lending acquisition, we added to our portfolio of solutions an end-to-end digital lending and leasing platform which allows RCFIs, Alt-FIs and FinTechs to automate and digitize lending and leasing related activities. In November of 2018, we acquired Gro Solutions, or Gro. With the Gro acquisition, we added Q2 Gro to our portfolio of solutions, a digital online account opening and sales and marketing platform which enables customers to make personalized recommendations and cross-sell banking products, such as deposit accounts and loans.

•
Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our acquisitions of Centrix, Social Money, Unbill, Cloud Lending and Gro. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.

The Q2 Solutions
We design and develop our solutions with a platform approach intended to provide comprehensive integration between our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver a unified and robust financial experience across digital channels. We leverage the benefits of our open platform to provide our customers the following solutions:
Digital Banking Platform
Our digital banking platform allows RCFIs to offer a comprehensive and unified suite of digital banking services to their End Users. Our open platform architecture, deep integration with other systems and the multi-tenant aspects of our infrastructure, enable us to develop digital banking solutions that allow our customers to harness the power of the information within their other systems to gain greater insights and to improve the overall security of their End Users and themselves. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs.
Our digital banking platform provides our customers with the following benefits:

•	single-login and multi-layered security across channels and devices;

•	deep integration with numerous other internal and third-party systems;

•	single interface to an FI's core transaction processing and other systems of record;

•	unified End User experience and consistent workflows, languages and data;

•	rapid configurability, development and deployment of new features and functionality;

•	comprehensive view of End User activity across channels and devices;

•	platform wide operational, administrative and customer experience/success reporting; and

•	flexible, predictive branding and personalization.
We provide the following digital banking platform solutions:

Solution	Features
Q2 Digital Banking and Transactions - Q2 UUX	• Browser-based digital banking solution
• Unified and robust financial experience across digital channels
• Comprehensive RCFI-branded digital banking capabilities such as account access, check balancing, funds transfers, bill pay, recurring payments processing, statement viewing and new products and service applications

• Support for single and batch ACH processing, payroll, state and federal tax payments and domestic and international wires
• Management functionality such as End User enrollment, password management, permissions, rights management, reports, integrated security as well as feature assignment for digital banking

Q2mobility App	• Mobile and tablet digital banking solution
• Enables consumer and commercial End Users to access, engage and complete banking transactions such as adding and managing payees, transferring funds, executing single or recurring payments for multiple bank accounts, viewing e-statements or check images and managing other general banking services from their Apple iOS or Android-enabled mobile or tablet device

• Native functionality for mobile and tablet devices such as touch, camera and geolocation to enhance the digital banking experience of End Users

Q2mobile Remote Deposit Capture	• Partnered solution that allows remote check deposit capture utilizing End Users' camera-ready mobile and tablet devices

Q2 Person-to-Person Payments	• Partnered integrated person-to-person payments solution that gives End Users the ability to pay anyone quickly, easily and securely, from any device

Q2 Corporate	• Advanced digital banking solutions designed to support larger commercial End Users
• Allows commercial End Users to more effectively manage higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, End User roles, date and time as well as geographic location

• Advanced reporting designed to help RCFIs deliver key business information to commercial End Users

Q2 Sentinel	• Real-time security analytics solution designed to help RCFIs detect and block suspect transactions
• Behavioral analytics and policy-based decision prompts for RCFI administrators
• Continuous learning of End User behaviors while providing an analysis of transaction activity via easy-to-use case management tools supporting either the authorization or interruption of transactions

Q2 Patrol	• Event-driven validation product designed to mitigate certain high-risk, non-transactional fraudulent activity
• Behavioral machine learning designed to identify fraudulent digital banking sessions
• Analyzes past login behavior and device details, including IP addresses, geolocation, device type, time stamps and more to create a digital footprint for each End User
• Enhances security by requiring End Users to further authenticate a digital banking session if that session is deemed suspect based on abnormal behavioral login and device detail
• Supplies session details in the End User interface to better involve End Users in their own account safety
• Reporting for regulatory compliance and risk reduction

Q2 SMART
• Targeting and messaging platform that allows RCFIs to analyze End User data utilizing machine learning and statistical analysis designed to identify opportunities to grow their End User relationships with targeted offerings based on specific End User behavior

• Multichannel approach to identify traits across a broad range of End User behavioral patterns to help RCFIs create new End User campaigns, conversations and offers based on specific End User behaviors

• Recommendation engine to determine which products an End User is most likely to adopt
• Summarizes End User behavioral data using clear and easily understood metrics, graphs and charts that are updated daily and presented through an intuitive End User interface

Q2 CardSwap
• Allows RCFIs who issue debit or credit cards to enable End Users receiving newly issued cards to automatically change their payment information with existing subscription and digital point-of-sale services, which have previously been set up for payment with a different card

• Assists End Users with compromised card replacement

Q2 Gro	• Digital account opening and digital sales and marketing platform that drives customer acquisition growth across digital channels
• Enables RCFIs to make personalized recommendations and cross-sell banking products, such as deposit accounts and loans, to both retail and business End Users
• Combines advanced, multichannel account opening with targeted marketing capabilities as well as a shopping cart experience

Q2 Caliper Software Development Kit	• Tools, knowledge, and access necessary to customize and extend our digital banking platform
• Enables the development and integration of workflows in the Q2 development environment through open APIs

Q2 Biller Direct	• Bill payment solution that aggregates End Users' bills and payments into a single view, enabling bill presentment, aggregation and bill pay functionality

Centrix Dispute Tracking System	• Electronic transaction dispute management solution
• Assists in the administration of disputed electronic transactions (debit card, ATM, ACH and remittance transfers) for the purpose of compliance with Regulation E of the Electronic Fund Transfer Act
• Includes an optional Fraud Alerts module which allows customers to quickly and accurately measure the financial impact of data breaches involving card payments

Centrix Payments I.Q. System	• ACH file monitoring and risk reporting solution
• Simple and intuitive analytical reporting of both originated and inbound ACH activity, while also safeguarding against ACH fraud with calendaring and real-time validation of originated files

Centrix Exact/Transaction Management System	• Fraud prevention tool focused on the transaction management needs of corporate End Users
• Encompasses check positive pay with payee match, ACH positive pay and full account reconciliation
Lending and Leasing Solutions
Our Q2 Cloud Lending, or CL, digital lending and leasing platform is a cloud-based, end-to-end lending and leasing solution that allows RCFIs, Alt-FIs and FinTechs to automate and digitize their lending and leasing activities, supporting digital lending and leasing applications, scoring, underwriting, servicing and collections for multiple assets classes. The CL digital lending and leasing platform allows RCFIs, Alt-FIs and FinTechs to originate and service a wide range of loan types including online, consumer, commercial, small business and marketplace, or peer-to-peer, loans, and leases. The CL digital lending and leasing platform utilizes the Force.com platform and includes the following distinct solutions, which RCFIs and Alt-FIs can use as a complete package or individually to supplement existing operations:

Solution	Features
Q2 CL Portal	• Configurable front-end portal that provides a differentiated borrowing experience for consumer, commercial and small business loans for borrowers, investors and stakeholders

Q2 CL Originate	• Customer-centric, agile loan origination and underwriting solution
• Designed to meet the needs of consumer, commercial, small business, marketplace, or peer-to-peer, lending, and equipment leasing
• Manages the entire origination and underwriting process including loan file management, workflows, auto-decisioning, parties management, credit memo, credit analysis, approvals and covenants

Q2 CL Loan	• Loan servicing application that automates loan billing, payments, collections, and accounting within one robust, flexible, and secure platform
• Manages portfolios, increases transaction volume, and rapidly brings new products to market

Q2 CL Lease	• Agile, customer-centric, cloud-based lease servicing application that enables lessors to efficiently service equipment leases
• Automates operations, manages and tracks multiple assets in a single lease, and manages repossessions and returns
• Integrates the work of collection agents, repossession agents, equipment resellers, and dealers
• Allows for automation to apply fees, calculate taxes, and collect payments through ACH and credit cards

Q2 CL Marketplace
• Cloud-based marketplace application designed to handle the complexities of managing the entire online marketplace, or peer-to-peer, loan cycle, including online origination, loan fractionalization, servicing and managing multiple investor portfolios

Q2 CL Collections
• Customer-centric collections application that enables lenders to define and automate collection strategies, optimize customer interaction across channels, lower risk, and reduce technical and operational costs

• Allows lenders to track customer interactions, set priorities and optimize workloads

BaaS Solutions
In June 2017, we introduced Q2 Open, a portfolio of open API financial services which are designed to allow RCFIs, Alt-FIs and FinTechs to develop and support their own applications and digital financial services. Q2 Open additionally provides an opportunity for our RCFI customers to partner with Alt-FIs and FinTechs in providing new innovative digital financial services to meet evolving consumer expectations. Q2 Open is an open API portfolio which allows development-capable organizations to build front-end interfaces and experiences on top of Q2 Open API infrastructure:

Solution	Features
Q2 CorePro API
• An agile, cloud-based core processor that provides API tools and supporting functionality designed to enable customers to develop applications which leverage ledgering functionality and federally insured checking accounts with branded debit cards integrated into Visa or MasterCard networks and federally insured savings accounts and "for the benefit of", or FBO, accounts

Q2 Biller Direct
• Open API tools and supporting functionality designed to enable customers to aggregate End Users' bills and payments into a single view, enabling bill presentment, aggregation and bill pay functionality into the customers' applications

Implementation and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation and customer support services, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers ensuring the rapid deployment and effective utilization of our solutions. Under certain circumstances for our digital lending and leasing solutions, we partner with third-party professional system integrators to support our customers in the installation and configuration process. These implementation teams develop and execute a coordinated implementation plan for our customers centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production.
Our customer support personnel serve the comprehensive support-related needs of our customers. Due to the highly-regulated and complex nature of the financial services industry, our implementation and customer support service teams, including any third-party professional system integrators with which we partner, must be knowledgeable about our solutions and the regulatory environment in which our customers are required to operate.
Partner Offerings
Our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with an internally developed, highly flexible set of integration tools allows us to build rapid integrations with our customers' internal and third-party systems to support End User activities and customer processes. These integration tools connect with over 200 third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users.
Sales and Marketing
Our sales and marketing organization is responsible for growing our customer base and maintaining and expanding relationships with our existing customers. We sell our solutions primarily through our direct sales organization but also through partnerships for select solutions and global regions. Our direct sales organization consists of experienced sales professionals who are organized by geography, account size, type of market and whether a prospect is a new or existing customer. Customers are assigned a dedicated representative to provide ongoing assistance in the execution of the customer's digital strategy to meet the needs of its End Users. Our sales representatives are supported by our solutions consulting and sales operations teams.
Our marketing team complements our sales organization through lead generation, brand building, analyst relations, public relations and industry research. While the RCFI market is well-defined due to the regulatory classifications of those financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. We focus our marketing efforts on industry-specific tradeshows, publications, digital newsletters, digital advertising as well as referral agreements with strategic industry partners. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in End User behavior and digital activities. Our marketing programs primarily target digital transformation, technology, finance, operations and marketing executives as well as senior business leaders.

Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial service providers engage with End Users. We allocate significant resources to developing and improving our solutions to meet our customers' evolving needs. We monitor and test our solutions regularly, and we maintain a disciplined release process to enhance our existing solutions and introduce new capabilities without interrupting service delivery. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements. Our platform approach supports rapid development and deployment of new features to address evolving market needs. We also enable customers to address their market-specific needs via our extension and integration frameworks, which is a key aspect of our technology strategy.
Technology and Operations
Due to the highly regulated nature of the financial services industry, our digital banking platform combines both multi-tenant and single instance aspects. This structure is designed to maximize End User data security and minimize compliance cost and risks. Our solutions utilize a multi-tiered architecture that allows for scalability, operational simplicity, security and disaster recovery. We have also developed an internal operations and analytics platform that aggregates, and leverages customer instance and End User experience captured within our solutions to drive future innovation and scale.
We serve our digital banking platform customers from two secure, third-party, American National Standards Institute Tier 4 data center facilities, one located in Carrollton, Texas and the other located in Austin, Texas. Both data centers are operated by the same third-party provider. Our digital lending and leasing and BaaS solutions are hosted by cloud-based hosting services, including Amazon Web Services and Microsoft Azure. We believe that our current data centers have sufficient capacity to meet our anticipated growth for the foreseeable future. Although we utilize a third party to manage our data center facilities for our digital banking platform, we manage the hardware and software on which our digital banking platform operates. We utilize industry standard hardware in resilient configurations to minimize service interruptions, and regularly consider and implement improvements to enhance the resiliency of our services, including our recent improvements to actively distribute services across both data centers. As a result of these improvements, our network infrastructure is fully redundant within each of our data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our digital banking platform customers.
Our digital banking platform has had average uptime in excess of 99.9% since January 2013. We actively monitor our infrastructure 24x7 for any sign of failure, and we seek to take preemptive action to minimize and prevent downtime. Our data centers employ advanced measures to ensure physical integrity and security, including redundant power from multiple substations and cooling systems, fire and flood prevention mechanisms, continual security coverage and biometric readers at entry points as well as perimeter boundary security measures. We have also implemented extensive disaster recovery measures and continue to invest in data center and other technical infrastructure.
All End Users are authenticated, authorized and validated before they can access our solutions. End Users must have at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model allows different groups of End Users to have different levels of access to our solutions. Our solutions' vulnerability is tested using internal tools prior to release, and an independent third party performs penetration and vulnerability tests on our solutions periodically.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2018, we had nine U.S. patent applications pending and two issued U.S. patents. Our issued patents, which expire in March 2028, relate to our intellectual property created to address technology integration challenges for RCFIs. We use the software components and methods claimed in these patents to access the data from several different types of RCFIs and to allow us to deliver our online, mobile, tablet, voice and text solutions to their End Users without having to individually integrate each solution with each RCFI's data. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.

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
Our Competition
The market for digital solutions for financial services providers is highly competitive. We compete with new and established point solution vendors, core processing vendors, as well as internally developed solutions. We believe that the comprehensive integration among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support, and our unified cloud-based digital banking, digital lending and leasing and BaaS solutions distinguish us from the competition.
We currently compete with providers of technology and services in the financial services industry, including new and established point system vendors and core processing vendors, as well as systems internally-developed by our customers. With respect to our digital banking platform, we compete against a number of point system competitors, including NCR Corporation, First Data Corporation, D3 Technology, Inc., Alkami Technology, Inc. and Kony, Inc. in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc., Fidelity National Information Services, Inc., or FIS, and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., or Fiserv, Jack Henry and Associates, Inc. and FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Oracle corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries.
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
Although we compete with point system vendors and core processing vendors, we also partner with some of these vendors for certain data and services utilized in our solutions and receive referrals from them. In addition, certain of our customers have or can obtain the ability to create their own in-house systems, and while many of these systems have difficulties scaling and providing an integrated platform, we still face challenges displacing in-house systems and retaining customers that choose to develop an in-house system.
We believe the principal competitive factors for our solutions in the financial services markets we serve include the following:

•	alignment with the missions of our customers;

•	ability to provide a single platform for consumer and commercial End Users;

•	full-feature functionality across digital channels;

•	ability to integrate targeted offers for End Users across digital channels;

•	ability to support RCFIs in acquiring deposits with open API technologies;

•	SaaS delivery and pricing model;

•	ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a software development kit;

•	design of the End User experience, including modern, intuitive and touch-centric features;

•	configurability and branding capabilities for customers;

•	familiarity of workflows and terminology and feature-on-demand functionality;

•	integrated multi-layered security and compliance of solutions with regulatory requirements;

•	quality of implementation, integration and support services;

•	domain expertise and innovation in financial services technology;

•	ability to innovate and respond to customer needs rapidly; and

•	rate of development, deployment and enhancement of solutions.
We believe that we compete favorably with respect to these factors within the RCFI, Alt-FI and FinTech markets we serve, but we expect competition to continue and increase as existing competitors continue to evolve their offerings and as new companies enter our market. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, customer support and our business operations generally.
Employees
As of December 31, 2018, we had 1,190 employees, of which 1,084 were employed in the United States, and 106 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture
Since our inception, our culture has been rooted in our mission to strengthen communities by strengthening the financial institutions that serve them. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with our customers and employees. We share our culture through our customer interactions, employee functions and collaborative and educational customer events like our CONNECT client conference, user groups and collaborate focus groups. In each of the past eight years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work."
Presented with regular opportunities to help our customers more successfully compete and grow, we seek out ways to enhance our culture and our ability to make a difference for our customers and their End Users. Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:

•
our employee committees focused on culture, wellness, and charitable causes and communications help create opportunities for employees to come together around important causes to make a difference in the work place and local communities;

•	our emerging leaders management training program identifies and cultivates new and emerging leadership talent within our organization;

•	our flexible work spaces promote a collaborative, high-energy work environment and help facilitate team-based problem solving and cross-departmental learning;

•	our work spaces reinforce our mission, guiding principles, promote a collaborative, high-energy work environment and help facilitate team-based problem solving and cross-departmental learning; and

•	we use technology to engage our own employees to take control of their development, recognize one another and engage in charitable causes.
Government Regulation
As a technology service provider to banks and credit unions in the United States, we are not required to be chartered by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit

Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise our customers and other providers of financial services in the United States.
Our customers and prospects are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of our customers' operations and, as a result, our business. Our solutions must enable our customers to comply with applicable requirements such as the following:

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act;

•	the Electronic Funds Transfer Act;

•	Mobile Banking Guidance;

•	the Electronic Signatures in Global and National Commerce Act;

•	federal, state and other usury laws;

•	the Gramm-Leach-Bliley Act, or GLBA;

•	the EU General Data Protection Regulation, or GDPR;

•	laws against unfair, deceptive, or abusive acts or practices;

•	the Privacy of Consumer Financial Information regulations;

•	the Guidance on Supervision of Technology Services Providers promulgated by the Federal Financial Institutions Examination Council, or FFIEC;

•	the Guidance on Outsourcing Technology Services promulgated by the FFIEC; and

•	other federal, state and international laws and regulations.
We are subject to periodic examination by banking regulators under the authority of the FFIEC under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As an independent technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, IT audits, as well as our disaster preparedness and business recovery planning. The banking regulators that make up the FFIEC have broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions customers may request an executive summary of the examination through their lead examination agency.
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
The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our customers, and the manner in which our customers and their End Users utilize our solutions. In order to comply with our obligations under these laws, we are required to implement operating policies and procedures to protect the privacy and security of our customers' and their End Users' information and to undergo periodic audits and examinations.
Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access and transmit certain types of data, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, GLBA and GDPR, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain of these laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.
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
Risks Related to Our Business
We have experienced rapid growth in recent periods and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $150.2 million for the twelve months ended December 31, 2016 to $194.0 million for the twelve months ended December 31, 2017, and $241.1 million for the twelve months ended December 31, 2018. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our digital solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of digital solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services is dramatically changing, and we do not know whether RCFIs will continue to adopt digital banking solutions such as ours in the future, whether traditional and emerging financial services providers will adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. Many RCFIs have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. For RCFIs, switching from one provider of digital banking solutions (or from an internally developed legacy system) to a new provider is a significant endeavor. Many potential customers believe switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). Furthermore, some RCFIs may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause RCFIs to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which would harm our operating results. We attempt to overcome these concerns through value enhancing strategies such as a flexible integration process and continued investment in the enhanced functionality and features of our solutions. If RCFIs are unwilling to transition from their legacy systems, the demand for our digital banking solutions and related services could decline and adversely affect our business, operating results and financial condition.
Our future success also depends on our ability to sell new solutions and enhanced solutions to our current and new customers. As we create new solutions and enhance our existing solutions to support new customer types, technologies and devices, these solutions and related services may not be attractive to customers. In addition, promoting and selling these new and enhanced solutions may require increasingly costly sales and marketing efforts, and if customers choose not to adopt these solutions, our business could suffer.
Our business could be adversely affected if our customers are not satisfied with our solutions, particularly as we introduce new products and solutions, or our systems, infrastructure and resources fail to meet their needs.
Our business depends on our ability to satisfy our customers and meet their needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems or resources could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.
If the use of our solutions increases, or if our customers demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure and related resources at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, subscribe to new or additional third-party hosting services, upgrade our technology and infrastructure or introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our solutions and related infrastructure and resources, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure and related resources. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. Also, any expansion of our infrastructure and related resources would likely require that we appropriately scale our internal business systems and services organization, including implementation and customer support services, to serve our growing customer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose customers, and our operating results may be negatively impacted.
The markets in which we participate are intensely competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by financial services providers. With respect to our digital banking platform, we have a number of point system competitors, including NCR Corporation, First Data Corporation, D3 Technology, Inc., Alkami Technology, Inc. and Kony, Inc. in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc., FIS and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc.

and FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody’s Analytics, Inc., Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell competitive solutions, acquire one of our competitors or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer competitive solutions at little or no additional cost to the customer by bundling them with their existing applications, including adjacent financial services technologies and core processing software. New entrants to the markets we serve might also include financial services providers developing financial services solutions and other technologies, including solutions built using competing BaaS solutions or open API platforms. Competition from these new entrants may make our business more difficult and adversely affect our results.
If we are unable to compete in this environment, sales and renewals of our solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the markets for our solutions, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets as we enter new markets or sections of a market with larger or different customers and new solutions. Our industry has also experienced recent consolidation which we believe may continue. Any further consolidation our industry experiences could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.
If we are unable to effectively integrate our solutions with other systems used by our customers and prospective customers, including if we are forced to discontinue integration due to security or quality concerns with a third-party system, or if there are performance issues with such third-party systems, our solutions will not operate effectively and our operations will be adversely affected.
The functionality of our solutions depends on our ability to integrate with other third-party systems used by our customers, including core processing software. Certain providers of these third-party systems also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations.
Our business may be harmed if any of our third-party providers:

•	changes the features or functionality of its applications and platforms in a manner adverse to us;

•	discontinues or limits our solutions' access to its systems;

•	suffers a security incident or other incident that requires us to discontinue integration with its system;

•	terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers;

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offer competing services; or

•	otherwise has or develops its own competitive offerings.
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
Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial services providers and to enable our customers to comply with the laws and regulations applicable to them could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our solutions. As a provider of technology to RCFIs, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the FFIEC govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to RCFIs, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth audits. Still further, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed, or amended. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
This evolving, complex and often unpredictable regulatory environment could result in our failure to provide regulatory-compliant solutions, which could result in customers' not purchasing our solutions or terminating their agreements with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state or foreign agencies may attempt to further regulate our activities in the future. For example, Congress could enact legislation to regulate providers of electronic commerce services as consumer financial services providers or under another regulatory framework. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.
We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's recently enacted General Data Protection Regulation, which came into force in May 2018 and creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.

Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers, End Users and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and End Users and prospective customers and End Users), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform solutions offerings and uniform treatment of customers and their End Users across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs on our business and can increase liability for compliance deficiencies.
If our or our customers' security measures are compromised or unauthorized access to customer data is otherwise obtained, our solutions may not be secure or may be perceived as not being secure, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.
Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their End Users. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained log-in credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
Federal, state and other regulations may require us to notify customers and their End Users of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.
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

•
the timing of customer payments and payment defaults by customers, including any buyouts by customers of the remaining term of their contracts with us in a lump sum payment that we would have otherwise recognized over the term of those contracts, and any costs associated with impairments of related contract assets;

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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $35.4 million, $26.2 million and $36.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $172.4 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
We incurred indebtedness by issuing the Convertible Notes, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
In February 2018, we issued $230.0 million principal amount of 0.75% convertible senior notes, or Convertible Notes, due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest is payable semi-annually on February 15 and August 15 of each year. Our indebtedness may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal in 2023 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, note holders will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Our sales cycle can be unpredictable, time-consuming and costly, which could harm our business and operating results.
Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our solutions. Prospective customers, especially larger financial services providers, often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors and lasts from six to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our referral partners.
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
We have limited experience with respect to determining the optimal prices for our solutions. As the markets for our existing solutions develop, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large or influential financial services providers may demand more favorable pricing or other contract terms, including termination rights. As a result, in the future we may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial subscription term, and if our customers renew at all, then our customers may renew for fewer solutions or on different pricing terms. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our pricing or our solutions or their ability to continue their operations and spending levels. Additionally, certain agreements may include termination rights allowing customers to terminate their customer agreements in the event of, among other things, defects with our solutions, changes in our solution, breach by us of our obligations, requirements from regulatory authorities or a change in control of our company. If our customers terminate or do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer. As we create new solutions or enhance our existing solutions to support new technologies and devices, our pricing of these solutions and related services may be unattractive to customers or fail to cover our costs.
Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.
Our solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
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
Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise. If we do not complete our periodic maintenance according to schedule or if customers are otherwise dissatisfied with the frequency or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds or pay penalties. Because our solutions are often customized and deployed on a customer-by-customer basis, rather than through a multi-tenant SaaS method of distribution, applying bug fixes, upgrades or other maintenance services may require updating each instance of our software, which could be time consuming and cause us to incur significant expense. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solutions from operating properly. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain customers and harm our results of operations.
Failures or reduced accessibility of third-party hardware or software on which we rely could impair the delivery of our solutions and adversely affect our business.
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
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas and certain of our lending and leasing and BaaS solutions are hosted by cloud-based providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based services, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.
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
We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our digital lending and leasing solution customers encounter problems with it, we may be required to replace Force.com with another platform, which would be difficult and costly.
Our digital lending and leasing solutions run on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges to our customers. Salesforce.com may discontinue or modify Force.com or increase its fees or modify its pricing incentives for our customers. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from our digital lending and leasing solutions until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our customers and we may be subject to breach of contract or other claims from our customers.
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, our digital lending and leasing solutions will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform, they will reflect poorly on us and the adoption and renewal of our digital lending and leasing solutions and our business may be harmed.
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

In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated may cause our customers to reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. Since 2014, the price of oil and gas has remained low resulting in economic uncertainty in Texas and such other states. Should the price of oil and gas decline further or remain at the current low price for an extended period, the general economic conditions in Texas and such other states could be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.
Because we recognize revenues from our solutions over the terms of our customer agreements, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results, and rapid growth in our customer base may adversely affect our operating results in the short term since we expense a substantial portion of implementation costs as incurred.
We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our digital banking platform customer agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period.
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
We may face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers typically require complex acceptance testing related to the implementation of our solutions. Implementation delays may also require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers' implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of End Users or any difficulties or delays in implementation processes could cause customers to delay or forgo future purchases of our solutions, which would adversely affect our business, operating results and financial condition.
Shifts over time in the number of End Users of our solutions, their use of our solutions and our customers' implementation and customer support needs could negatively affect our profit margins.
Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of End Users on our solutions, the frequency and volume of their use of our solutions and the level of customer support services required by our customers. For example, our services offerings typically have a much higher cost of revenues than subscriptions to our solutions, so any increase in sales of services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and operating results. If we are unable to increase the number of End Users and the number of transactions they perform on our solutions, the types of customers that purchase our solutions changes, or the mix of solutions purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

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
If we fail to respond to evolving technological requirements or introduce adequate enhancements, new features or solutions, our solutions could become obsolete or less competitive.
The markets for our solutions are characterized by rapid technological advancements, changes in customer requirements and technologies, frequent new product introductions and enhancements and changing regulatory requirements. The life cycles of our solutions are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors or large financial services providers could undermine our current market position. Other means of digital financial services solutions may be developed or adopted in the future, and our solutions may not be compatible with these new technologies. In addition, the technological needs of, and services provided by, customers may change if they or their competitors offer new services to End Users. Maintaining adequate research and development resources to meet the demands of the markets we serve is essential. The process of developing new technologies and solutions is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new technologies or solutions in the broader financial services industry could render our solutions obsolete or less effective.
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
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationships with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.
We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.
Our success and future growth depend upon the continued services of our management team, in particular our Chief Executive Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our customers and the pace of technology changes impacting our customers and their End Users. We may terminate any employee's employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We have also entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers' employment agreements. The loss of one or more of our key employees could harm our business.
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
We and our customers are subject to laws and regulations applicable to doing business over the Internet and through the use of mobile devices. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes apply to the Internet and mobile usage, as these laws have in some cases failed to keep pace with technological change. Laws governing the Internet could also impact our business or the business of our customers. For instance, existing and future regulations on taxing Internet use, pricing, characterizing the types and quality of services and products, or restricting the exchange of information over the Internet or mobile devices could result in reduced growth of our business, a general decline in the use of the Internet by financial services providers, or their End Users, or diminished viability of our solutions and could significantly restrict our customers' ability to use our solutions. Changing laws and regulations, industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects on our and our customers' businesses. Any such constraint on the growth in Internet and mobile usage could decrease its acceptance as a medium of communication and commerce or result in increased adoption of new modes of communication and commerce that may not be supported by our solutions. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.
Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our customers' End User information, which, among other things, could negatively affect our ability to satisfy our customers' needs.
We collect and store personal and identifying information regarding our customers' End Users to enable certain functionality of our solutions and provide our customers with data about their End Users. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our collection, storage and sharing of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. While every state, the District of Columbia and the

FFIEC have enacted data breach notification laws or requirements, there is no such federal law generally applicable to our businesses. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.
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
If our customers or their End Users use our solutions in violation of regulatory requirements and applicable laws, we could suffer damage to our reputation and could become subject to claims. We rely on contractual obligations made to us by our customers that their use and their End Users' use of our solutions will comply with applicable laws. However, we do not audit our customers or their End Users to confirm compliance. We may become subject to or involved with claims for violations by our customers or their End Users of applicable laws in connection with their use of our solutions. Even if claims asserted against us do not result in liability, we may incur costs in investigating and defending against such claims. If we are found liable in connection with our customers' or their End Users' activities, we could incur liabilities and be required to redesign our solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
As of December 31, 2018, we had nine U.S. patent applications pending and two issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our previous filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
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
As of December 31, 2018, we had approximately $276.9 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our Initial Public Offering, or our IPO, in March 2014 or our follow-on offerings in March 2015 and September 2015, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.6 million as of December 31, 2018. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.
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
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area. In particular, in order to be able to comply and maintain compliance with the requirements of the new revenue recognition standard under Accounting Standards Codification, or ASC, 606, we have updated and enhanced our internal accounting systems and processes and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. Further, as companies operate in compliance with ASC 606, its interpretation and application will likely evolve over time which could adversely impact our current and historical financial results and require further changes to our disclosures, internal systems and processes and internal controls.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under ASC 470-20, "Debt with Conversion and Other Options," an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses, or lower net income, in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument's nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments, such as the Convertible Notes, that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected. In addition, if the market price of our common stock exceeds the applicable strike price of the warrants, or Warrants, we entered into concurrently with the pricing of the February 2018 convertible debt offering, then our diluted earnings per share would also be adversely affected.
Because we operate our business internationally and sell our solutions to customers located outside of the United States, our business is susceptible to risks associated with international operations.
We have operations in India, the United Kingdom, the Netherlands and Australia. We also expect to continue to expand our international operations. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

•	fluctuations in currency exchange rates;

•	the complexity of, or changes in, foreign regulatory requirements;

•	the cost and complexity of bringing our solutions into compliance with foreign regulatory requirements, and risks of our solutions not being compliant;

•	difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition or drive localization efforts;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;

•	reduced or varied protection for intellectual property rights in some countries; and

•	the risk of U.S. regulation of foreign operations.
The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability. If we are unable to effectively manage our expansion into additional geographic markets, our financial condition and results of operations could be harmed.
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

•	diversion of management's attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	use of resources that are needed in other parts of our business;

•	the use of a substantial portion of our cash that we may need to operate our business and which may limit our operational flexibility and ability to pursue additional strategic transactions;

•	the issuance of additional equity securities that would dilute the ownership interests of our stockholders;

•	incurrence of debt on terms unfavorable to us or that we are unable to repay;

•	incurrence of large charges or substantial liabilities;

•	our inability to apply and maintain internal standards, controls, procedures and policies with respect to the acquired businesses;

•	difficulties retaining key employees of the acquired company or integrating diverse software codes or business culture; and

•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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
As of January 31, 2019, we had an aggregate of 43,581,407 outstanding shares of common stock. The shares sold in our IPO and follow-on offerings can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.
In addition, we have registered 16,049,857 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a public company, we have incurred and will continue to incur significant legal, accounting, administrative and other costs and expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with public company requirements has increased our costs and made some activities more time-consuming. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and will continue to incur significant expenses as well as devote substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with any regulatory changes.
Furthermore, if we identify any issues in complying with public company reporting requirements (for example, if our financial systems prove inadequate or we or our auditors identify deficiencies in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It is also more expensive to maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed on us by these rules and regulations have and we expect will continue to increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.
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
As of January 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 15.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
The Convertible Note hedge and Warrant transactions may affect the value of our common stock.
In connection with the pricing of the Convertible Notes, we entered into Convertible Note hedge transactions with one or more financial institutions, which may include one or more of the initial purchasers of Convertible Notes or their respective affiliates, or the option counterparties. We also entered into Warrant transactions with the option counterparties pursuant to which we sold Warrants for the purchase of our common stock. The Convertible Note hedge transactions are expected generally to reduce the potential dilution upon any conversion of Convertible Notes or offset any cash payments we are required to make in excess of the principal amount upon conversion of any Convertible Notes. The Warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants. In connection with establishing their initial hedges of the Convertible Note hedge and Warrant transactions, the option counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Notes, and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which we lease approximately 67,000 square feet of office space under a lease agreement with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which we lease approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. We also lease office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney Australia; London, United Kingdom; and Amsterdam, Netherlands. We believe our current facilities will be adequate for our needs for the foreseeable future.
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

	High	Low
2018
First Quarter 2018	$48.75	$36.97
Second Quarter 2018	63.55	44.20
Third Quarter 2018	67.10	56.45
Fourth Quarter 2018	61.00	43.41

2017
First Quarter 2017	$37.58	$28.30
Second Quarter 2017	40.50	34.65
Third Quarter 2017	41.80	31.95
Fourth Quarter 2017	44.35	36.25
As of December 31, 2018, we had 26 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
There were no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2014. With the proceeds of the IPO, we repaid approximately $6.2 million of our previous outstanding indebtedness under a previous credit facility, completed the acquisition of Centrix for total consideration of $21.0 million in cash (which included an escrow amount of $2.0 million), completed the acquisition of Social Money for $10.7 million in cash (which included a hold-back of $2.5 million), paid $9.2 million to the former Centrix shareholders based upon the achievement of certain milestones and continued employment with Q2, completed an asset purchase for $1.5 million in cash in January 2017 (which included a hold-back of $150,000), and we paid a portion of the purchase price for our acquisition of Cloud Lending, which we acquired for total consideration of $105.0 million (which includes an escrow amount of $10.5 million).

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

There were no material changes in the planned use of proceeds from our March follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 27, 2015. We used the proceeds from the March follow-on offering to pay a portion of the purchase price for our acquisition of Cloud Lending, which we acquired for total consideration of $105.0 million (which includes an escrow amount of $10.5 million).

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

There were no material changes in the planned use of proceeds from our September follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2015. We used the proceeds from the September follow-on offering to pay a portion of the purchase price for our acquisition of Cloud Lending, which we acquired for total consideration of $105.0 million (which includes an escrow amount of $10.5 million).

Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 20, 2014 (the date of our IPO) and December 31, 2018, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on March 20, 2014 in our common stock at our IPO offering price of $13.00 per share, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.
The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues	$241,100	$193,978	$150,224	$108,867	$79,129
Cost of revenues(1)(2)	121,855	99,485	77,429	59,128	46,054
Gross profit	119,245	94,493	72,795	49,739	33,075
Operating expenses:
Sales and marketing(2)	48,124	41,170	36,284	26,999	23,069
Research and development(2)	51,334	40,338	32,460	21,534	12,086
General and administrative(2)	44,990	37,179	31,959	22,977	16,991
Acquisition related costs	4,145	1,232	6,307	2,493	—
Amortization of acquired intangibles	1,844	1,481	1,470	576	—
Unoccupied lease charges(3)	658	—	33	—	—
Total operating expenses	151,095	121,400	108,513	74,579	52,146
Loss from operations	(31,850)	(26,907)	(35,718)	(24,840)	(19,071)
Total other income (expense), net	(7,350)	429	(209)	(3)	(492)
Loss before income taxes	(39,200)	(26,478)	(35,927)	(24,843)	(19,563)
Benefit from (provision for) income taxes	3,803	314	(427)	(220)	(71)
Net loss	$(35,397)	$(26,164)	$(36,354)	$(25,063)	$(19,634)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.83)	$(0.63)	$(0.92)	$(0.67)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	42,797	41,218	39,649	37,275	29,257

Other Financial Data:
Adjusted EBITDA(4)	$18,975	$10,210	$(4,539)	$(8,138)	$(10,418)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $4.5 million, $3.6 million, $3.2 million, and $0.7 million for the years ended December 31, 2018, 2017, 2016, and 2015, respectively, and zero for the year ended December 31, 2014.

(2)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenues	$4,773	$3,729	$2,043	$1,134	$623
Sales and marketing	5,837	3,243	2,231	1,570	774
Research and development	6,852	4,464	2,934	1,186	527
General and administrative	11,758	9,503	5,432	3,472	2,646
Total stock-based compensation expenses	$29,220	$20,939	$12,640	$7,362	$4,570
_____________________________________________________________________________

(3)
Unoccupied lease charges in 2018 include costs related to the early exit from of a portion of our south Austin facility, and in 2016 include the early exit from our previous Lincoln, Nebraska facility, partially offset by sublease income from those facilities.

(4)
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, total other (income) expense, net, and unoccupied lease charges.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(35,397)	$(26,164)	$(36,354)	$(25,063)	$(19,634)
Depreciation and amortization	16,802	14,946	12,199	6,847	4,083
Stock-based compensation expense	29,220	20,939	12,640	7,362	4,570
Acquisition related costs	4,145	1,232	6,307	2,493	—
(Benefit from) provision for income taxes	(3,803)	(314)	427	220	71
Total other (income) expense, net	7,350	(429)	209	3	492
Unoccupied lease charges	658	—	33	—	—
Adjusted EBITDA	$18,975	$10,210	$(4,539)	$(8,138)	$(10,418)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$108,341	$57,961	$54,873	$67,049	$67,979
Restricted cash	1,815	2,315	1,315	2,123	829
Investments	68,979	41,685	42,249	43,571	20,956
Deferred implementation, solution, and other costs, total	41,637	34,076	30,998	24,599	19,593
Intangible assets, net	63,296	12,034	15,208	17,192	—
Goodwill	107,907	12,876	12,876	12,876	—
Convertible notes, net of current portion	182,723	—	—	—	—
Deferred revenues, total	65,594	66,668	61,830	52,239	36,725
Working capital	144,631	63,014	66,458	87,525	72,118
Total stockholders' equity	$158,900	$106,622	$100,235	$117,974	$78,940

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to regional and community financial institutions, or RCFIs, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.
The effective delivery and management of secure and advanced digital solutions in the complex and heavily-regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are also designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers and their End Users.
We began by providing digital banking solutions to domestic RCFIs with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform to RCFIs, and we continue to be focused on our founding mission of building stronger communities by strengthening their financial institutions. However, the continued proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of providers, greater fragmentation of financial services markets and a broadening set of new and innovative digital services, creating challenges and opportunities in the markets served by RCFIs as well as emerging providers such as Alt-FIs and FinTechs. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. End Users also select digital solutions based on the quality and intuitiveness of the digital user experience.
RCFIs, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End User engagement in their physical branches and increased End User engagement with their digital services and thus they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End User demand for digital financial services by creating new and expanding existing digital service offerings. This combined investment by traditional and emerging financial services providers is driving further competition, segmentation and innovation.
We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our revenues are derived from customers which host our solutions in their own data centers under term license and maintenance agreements. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more Registered Users on our solutions. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that Registered Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of Registered Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
We have achieved significant growth since our inception. During each of the past seven years, our average number of Registered Users per installed customer on our digital banking platform, or Installed Customer, has grown, and we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operation Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
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
If we are successful in growing our revenues by increasing the number and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the number of Registered Users for existing digital banking platform customers will improve our margins. However, we do not have any control or influence over whether End Users of our digital banking platform elect to become Registered Users of our customers' digital banking services.
We sell our solutions primarily through our professional sales organization. While the RCFI market is well-defined due to the regulatory classifications of those financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. We intend to add sales representatives to identify and address the RCFI, Alt-FI and FinTech markets across the U.S. and internationally. We also expect to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of RCFIs as well as the needs of Alt-FIs and FinTechs. In addition to our acquisitions of Centrix and Social Money in 2015, on October 15, 2018, we completed our acquisition of Cloud Lending, Inc., or Cloud Lending, a provider of an end-to-end digital lending and leasing platform and on November 30, 2018, we completed our acquisition of Gro Solutions, Inc., or Gro, a provider of digital account opening and digital sales and marketing solutions for financial institutions. Our solutions now include a broad range of services and experiences including corporate banking, regulatory and compliance, digital lending and leasing, BaaS and digital account opening and sales and marketing solutions both in the U.S. and internationally.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the RCFI, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions. We intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
We believe that delivery of consistent, high-quality customer support is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer service organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As we grow our business, we must continue to invest in and grow our services organization to support our customers' needs and maintain our reputation.

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
Installed Customers
We define Installed Customers as the number of customers on our digital banking platform from which we are currently recognizing revenues. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 401, 382 and 385 Installed Customers on our digital banking platform as of December 31, 2018, 2017 and 2016, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. Our Installed Customers had approximately 12.8 million, 10.4 million and 8.6 million Registered Users as of December 31, 2018, 2017 and 2016, respectively.

Revenue Retention Rate

We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year; and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 114%, 122%, and 122% for the years ended December 31, 2018, 2017 and 2016, respectively.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn has ranged from 5.1% to 3.5% over the last seven years, and we had annual churn of 5.0%, 4.9% and 5.1% for the years ended December 31, 2018, 2017 and 2016, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(35,397)	$(26,164)	$(36,354)
Depreciation and amortization	16,802	14,946	12,199
Stock-based compensation expense	29,220	20,939	12,640
Acquisition related costs	4,145	1,232	6,307
(Benefit from) provision for income taxes	(3,803)	(314)	427
Total other (income) expense, net	7,350	(429)	209
Unoccupied lease charges	658	—	33
Adjusted EBITDA	$18,975	$10,210	$(4,539)

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the substantial majority of our revenues from subscription fees for the use of our solutions hosted in our data centers or with our cloud-based hosting resources as well as revenues for implementation and customer support services related to our solutions, and we recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host our solutions in their own data centers under term license and maintenance agreements, and we recognize the software license revenue once the customer obtains control of the license and corresponding maintenance revenues over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly, or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel, as well as costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual user conference which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. We believe these investments will help us build brand awareness, add new customers and expand sales to our existing customers as they continue to buy more solutions from us, the number of End Users utilizing our solutions grows and those End Users increase the number of transactions they perform on our solutions.
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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheet.
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
Acquisition Related Costs
Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses which are recognized as earned, and various legal and professional service expenses incurred in connection with the acquisitions, which were recognized when incurred.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or Convertible Notes, fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters, and the interest incurred on our previously existing credit facility which expired in April 2017.
Benefit from (Provision for) Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill, and the release of valuation allowance resulting in deferred tax benefits relating to acquired net deferred tax liabilities. We incurred minimal state income taxes for each of the years ended December 31, 2018, 2017 and 2016. Our net operating loss carryforwards for federal income tax purposes were $276.9 million and $168.1 million at December 31, 2018 and 2017, respectively, which will expire at various dates beginning in 2026, if not utilized. We also held state tax credits of $1.2 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively, federal alternative minimum tax credits of zero and $0.1 million for the years ended December 31, 2018 and 2017, respectively, and federal R&D tax credits of $3.2 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The state tax credits will expire in 2026 if not utilized, the federal R&D tax credits will expire at various dates beginning in 2027, if not utilized, and the federal alternative minimum tax credits have an indefinite carryforward period.
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services over the term of the agreement, generally when our solutions are implemented and made available to our customers. The promised consideration may include fixed amounts, variable amounts or both. Revenues are recognized net of sales credits and allowances.
Revenue-generating activities are directly related to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or cloud-based hosting services, transaction revenue from bill-pay solutions, as well as revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. We account for revenue in accordance with the new revenue standard, ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which was adopted on January 1, 2018, using the modified retrospective method.

Subscription Fee Revenues
A substantial majority of our software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications, including contractual periodic price increases, are recognized over time on a ratable basis over the customer agreement term beginning on the date our solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Periodic price increases are estimated at contract inception and result in contract assets as revenue recognition may exceed the amount billed early in the contract. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance entitle the customer to technical support, upgrades and updates to the software on a when-and-if-available basis. Under the new revenue standard, we recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term. We recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license. If the expected length of time between when we transfer the software license to the customer and when the customer pays for it results in a significant financing component, we adjust the promised amount of consideration for the effects of the time value of money, which reflects the price the customer would have paid when the license was transferred. Revenues from term licenses and maintenance agreements and the related financing component were not significant in the periods presented.
Transactional Revenues
We earn the majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform. We also generate a smaller portion of our transactional revenues from interchange fees generated when End Users utilize debit cards integrated with our Q2 CorePro API or Q2 Biller Direct products. We recognize revenue for bill-pay transaction services and interchange fees in the month incurred based on actual transactions.
Services and Other Revenues
Implementation services are required for each new digital banking and lending and leasing platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. Our revenue for upfront implementation services are billed upfront and recognized over time on a ratable basis over the customer agreement term for our hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we partner with third-party professional system integrators to support the installation and configuration process for our digital lending and leasing solutions, and therefore, we have determined that these services qualify as a separate performance obligation in certain markets and geographies, and the upfront implementation services for these agreements are recognized at commencement date.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that outside the North American banking market, the implementation services for our lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements as the related implementation services are performed.
The majority of our revenue recognized at a particular point in time is for professional services and usage revenue. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service.
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the adjusted market assessment approach, which considers its overall pricing objectives, market conditions and other factors, including the value of our contracts, its discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices, and the number and types of End Users within its contracts.
Variable Consideration
We recognize usage revenue related to End Users accessing our solutions in excess of contracted amounts, bill-pay transactions that End Users initiate on our digital banking platform, and interchange fees that End Users generate using our solutions. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services, costs to us per End User over the contract, contractual price per End User changes and their relationship to market terms, forecasted data, and our cost to fulfill the obligation. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2018.
Other Considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which we resell certain third-party solutions along with our solutions. Generally, we report revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where we are the principal, we first obtain control of the inputs to the specific good or service and direct their use to create the combined output. Our control is evidenced by our involvement in the integration of the good or service on our solutions before it is transferred to our customers and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which we are an agent are immaterial.
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
Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Deferred Implementation Costs
We capitalize certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of our solutions. We analyze implementation costs that may be capitalized to assess their recoverability, and only capitalize costs that we anticipate to be recoverable. We assess the recoverability of our deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. We begin amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and we amortize those deferred implementation costs ratably over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheet.
Deferred Solution and Other Costs
We capitalize sales commissions and other third-party costs, such as third-party licenses and maintenance related to our customer agreements. We capitalize sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Under the new revenue standard, we capitalize commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. We typically pay commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit has been received from the customer, and the final payment is made upon commencement date. We require that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered to be a substantive service period, and as a result, we expense the final payment when made. We begin amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortize those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
We analyze solution and other costs that may be capitalized to assess their recoverability and only capitalize costs that we anticipate being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying consolidated balance sheets at the end of each reporting period. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying consolidated balance sheets at the end of each reporting period.
Accounts Receivable, Net
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances included in accounts receivable arise primarily when we provide services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by our End Users that are included in our minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by our End Users that are in excess of our minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable.
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2018 and December 31, 2017, we did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant.

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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. As of January 1, 2017, we no longer use a forfeiture rate to recognize compensation expense as a result of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that cliff vest based on our stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of our common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of our common stock relative to the Index during the performance period.
We value stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility, and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. We use the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to our limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. We assume no dividend yield because we do not expect to pay dividends in the near future, which is consistent with our history of not paying dividends. We recognize compensation expense ratably over the requisite service period of the stock option award.
We value restricted stock units at the closing market price on the date of grant and recognize compensation expense ratably over the requisite service period of the restricted stock unit award.
We estimate the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and peer firms' stocks and the Index over the performance period. We assumed no dividend yield and recognize compensation expense using the graded attribution method on a straight-line basis over the performance period of the market stock unit award.
Convertible Senior Notes
In February 2018, we issued $230.0 million principal amount of convertible senior notes due in February 2023, or the Convertible Notes. In accounting for the issuance of the Convertible Notes, we separated each of the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion option. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the Convertible Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the Convertible Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the Convertible Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
Purchase Price Allocation, Intangible Assets and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We early adopted ASU No. 2017-01, "Business Combinations (Topic

805): Clarifying the Definition of a Business" as of January 1, 2017. Under ASU 2017-01, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.
In connection with our acquisitions and asset purchase discussed in Note 3 - Business Combinations and Asset Acquisition, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2018. No impairment of goodwill was identified during 2018.
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
Contingent Consideration
Certain former stockholders of Cloud Lending have the right to receive an earnout payment based upon satisfaction of certain financial milestones. The estimated fair value of the contingent consideration related to the potential earnout payment is calculated utilizing the Monte Carlo simulation method under the the option pricing model, and this amount is recorded in other long-term liabilities in the consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization will be recorded as acquisition related costs in the consolidated statements of comprehensive loss.
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
The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Upon enactment, we did not have any foreign subsidiaries and the international aspects of the Tax Act were not applicable.
In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of our deferred tax balance was primarily offset by application of our valuation allowance. We applied the guidance in Staff Accounting Bulletin, or SAB, 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018, recording provisional amount of $0.2 million related to the remeasurement of the deferred tax balances in the fourth quarter of 2017. During 2018, we completed our 2017 income tax returns and our accounting for the enactment-date income tax effects of the Act with no adjustments to the provisional amount recorded at December 31, 2017.

Results of Operations
Consolidated Statements of Operations Data
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues	$241,100	$193,978	$150,224
Cost of revenues(1)(2)	121,855	99,485	77,429
Gross profit	119,245	94,493	72,795
Operating expenses:
Sales and marketing(2)	48,124	41,170	36,284
Research and development(2)	51,334	40,338	32,460
General and administrative(2)	44,990	37,179	31,959
Acquisition related costs	4,145	1,232	6,307
Amortization of acquired intangibles	1,844	1,481	1,470
Unoccupied lease charges(3)	658	—	33
Total operating expenses	151,095	121,400	108,513
Loss from operations	(31,850)	(26,907)	(35,718)
Total other income (expense), net	(7,350)	429	(209)
Loss before income taxes	(39,200)	(26,478)	(35,927)
Benefit from (provision for) income taxes	3,803	314	(427)
Net loss	$(35,397)	$(26,164)	$(36,354)
______________________________________________________________________________

(1)	Includes amortization of acquired technology of $4.5 million, $3.6 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$4,773	$3,729	$2,043
Sales and marketing	5,837	3,243	2,231
Research and development	6,852	4,464	2,934
General and administrative	11,758	9,503	5,432
Total stock-based compensation expenses	$29,220	$20,939	$12,640
______________________________________________________________________________

(3)
Unoccupied lease charges in 2018 include costs related to the early exit from of a portion of our south Austin facility, and in 2016 include the early exit from our previous Lincoln, Nebraska facility, partially offset by sublease income from those facilities.

The following table sets forth our consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	50.5%	51.3%	51.5%
Gross profit	49.5%	48.7%	48.5%
Operating expenses:
Sales and marketing(2)	20.0%	21.2%	24.2%
Research and development(2)	21.3%	20.8%	21.6%
General and administrative(2)	18.7%	19.2%	21.3%
Acquisition related costs	1.7%	0.6%	4.2%
Amortization of acquired intangibles	0.8%	0.8%	1.0%
Unoccupied lease charges(3)	0.3%	—%	—%
Total operating expenses	62.7%	62.6%	72.3%
Loss from operations	(13.2)%	(13.9)%	(23.7)%
Total other income (expense), net	(3.0)%	0.2%	(0.1)%
Loss before income taxes	(16.2)%	(13.7)%	(23.8)%
Benefit from (provision for) income taxes	1.6%	0.2%	(0.3)%
Net loss	(14.6)%	(13.5)%	(24.1)%
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of 1.9%, 1.9% and 2.1% for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	2.0%	1.9%	1.4%
Sales and marketing	2.4%	1.7%	1.5%
Research and development	2.8%	2.3%	2.0%
General and administrative	4.9%	4.9%	3.6%
Total stock-based compensation expenses	12.1%	10.8%	8.5%
______________________________________________________________________________

(3)
Unoccupied lease charges in 2018 include costs related to the early exit from of a portion of our south Austin facility, and in 2016 include the early exit from our previous Lincoln, Nebraska facility, partially offset by sublease income from those facilities.

Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Year Ended December 31, 2018 and 2017, and the Year Ended December 31, 2017 and 2016
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Revenues	$241,100	$193,978	$47,122	24.3%	$193,978	$150,224	$43,754	29.1%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Revenues increased by $47.1 million, or 24.3%, from $194.0 million for the year ended December 31, 2017 to $241.1 million for the year ended December 31, 2018. This increase was primarily attributable to a $36.5 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $8.5 million of the increase was generated from increases in the number of transactions processed using our solutions, and $2.1 million of the increase was generated from the acquired businesses in the fourth quarter of 2018. The number of Registered Users on our online banking platform increased from 10.4 million at December 31, 2017 to 12.8 million at December 31, 2018. The increases for the year ended December 31, 2018 also included $7.7 million related to the adjustments from the new revenue standard.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016. Revenues increased by $43.8 million, or 29.1%, from $150.2 million for the year ended December 31, 2016 to $194.0 million for the year ended December 31, 2017. This increase was primarily attributable to a $38.9 million increase from the growth in new Registered Users from a combination of strong customer retention, the purchase of additional solutions by existing customers and the addition of Registered Users from new Installed Customers. The remaining $4.9 million increase was generated from increases in the number of transactions processed using our solutions. The number of Registered Users on our digital banking platform increased from 8.6 million at December 31, 2016 to 10.4 million at December 31, 2017.
While we anticipate that revenue growth from transactions processed by our solutions will increase in absolute dollars, we expect the year over year growth rate to be lower than in recent periods.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Cost of revenues	$121,855	$99,485	$22,370	22.5%	$99,485	$77,429	$22,056	28.5%
Percentage of revenues	50.5%	51.3%			51.3%	51.5%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Cost of revenues increased by $22.4 million, or 22.5%, from $99.5 million for the year ended December 31, 2017 to $121.9 million for the year ended December 31, 2018. This increase was primarily attributable to a $11.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included $1.1 million in personnel costs from the acquired businesses in the fourth quarter of 2018 and a $1.0 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $4.1 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new Registered Users and transactions processed on our digital banking platform and increases in implementation and support expenses that are reimbursable from our customers, a $3.0 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $1.3 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $0.8 million increase in amortization of acquired customer technology from the acquired businesses in the fourth quarter of 2018, a $0.8 million increase in travel and other discretionary expenses and a $0.6 million increase from capitalized services amortization.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016. Cost of revenues increased by $22.1 million, or 28.5%, from $77.4 million for the year ended December 31, 2016 to $99.5 million for the year ended December 31, 2017. This increase was primarily attributable to a $10.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $1.7 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $4.5 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $4.1 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new Registered Users and transactions processed on our digital banking platform and increases in implementation and support expenses that are reimbursable from our customers, a $2.0 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $1.4 million increase from capitalized services amortization, and a $0.4 million increase in amortization of acquired customer technology. These increases were partially offset by a $0.4 million decrease in travel and other discretionary expenses.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Sales and marketing	$48,124	$41,170	$6,954	16.9%	$41,170	$36,284	$4,886	13.5%
Percentage of revenues	20.0%	21.2%			21.2%	24.2%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Sales and marketing expenses increased by $7.0 million, or 16.9%, from $41.2 million for the year ended December 31, 2017 to $48.1 million for the year ended December 31, 2018. This increase was primarily attributable to a $5.5 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes a $2.6 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $1.0 million in personnel costs from the acquired businesses in the fourth quarter of 2018. In addition, there was a a $0.6 million increase in travel related expenses due to increased employee travel to attract new customers and support our sales and marketing initiatives, $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.4 million increase in discretionary marketing spend as a result of efforts to drive brand awareness and expanded marketing efforts to attract new customers and retain and grow existing customers.
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

Research and Development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Research and development	$51,334	$40,338	$10,996	27.3%	$40,338	$32,460	$7,878	24.3%
Percentage of revenues	21.3%	20.8%			20.8%	21.6%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Research and development expenses increased by $11.0 million, or 27.3%, from $40.3 million for the year ended December 31, 2017 to $51.3 million for the year ended December 31, 2018. This increase was primarily attributable to a $8.5 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $2.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $0.9 million in personnel costs from the acquired businesses in the fourth quarter of 2018. An additional $1.0 million of the increase resulted from the reduction of capitalization of research and development salaries as software development costs during 2018 because all products previously being capitalized reached general release during 2017, a $0.7 million increase in facilities and other overhead costs, and a $0.7 million increase in travel and other discretionary expenses.
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
General and Administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
General and administrative	$44,990	$37,179	$7,811	21.0%	$37,179	$31,959	$5,220	16.3%
Percentage of revenues	18.7%	19.2%			19.2%	21.3%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. General and administrative expenses increased by $7.8 million, or 21.0%, from $37.2 million for the year ended December 31, 2017 to $45.0 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to a $5.9 million increase in personnel costs to support the growth of our business including the addition of certain senior executives. The increase in personnel costs includes a $2.3 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $0.4 million in personnel costs from the acquired businesses in the fourth quarter of 2018. The remaining increase was attributable to a $0.7 million increase in professional services for legal and consulting fees, a $0.6 million increase in facilities and other overhead costs, a $0.4 million increase in travel and other discretionary expenses, and a $0.2 million increase in sales tax expense and other miscellaneous charges.
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
General and administrative expenses include costs to comply with regulations governing public companies, costs of directors' and officers' liability insurance, investor relations activities, and costs to comply with Section 404 of the Sarbanes-Oxley Act. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and Sarbanes-Oxley Act compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Acquisition Related Costs

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Acquisition related costs	$4,145	$1,232	$2,913	236.4%	$1,232	$6,307	$(5,075)	(80.5)%
Percentage of revenues	1.7%	0.6%			0.6%	4.2%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Acquisition related costs increased by $2.9 million, or 236.4%, from $1.2 million for the year ended December 31, 2017 to $4.1 million for the year ended December 31, 2018. The expense for the year ended December 31, 2018 included $3.1 million of legal, professional services and other costs related to the 2018 acquisitions of Cloud Lending and Gro, $0.6 million of compensation expense related to the remaining retention bonuses for employees of companies acquired in 2015, and $0.3 million of compensation expense related to Cloud Lending and Gro. The expense for the year ended December 31, 2017 was comprised solely of compensation expense related to the employees of companies acquired in 2015. The final retention bonuses related to the companies acquired in 2015 were paid out in the third quarter of 2018.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016. Acquisition related costs decreased by $5.1 million, or 80.5%, from $6.3 million for the year ended December 31, 2016, to $1.2 million for the year ended December 31, 2017. The expense for the year ended December 31, 2017 was comprised of compensation expense related to the remaining retention bonuses for employees of the companies acquired in 2015, while the expense for the year ended December 31, 2016 included $4.4 million of compensation expense related to the milestone provisions for certain former Centrix shareholders, $1.7 million related to retention bonuses for employees of the companies acquired in 2015, and $0.2 million of legal and other expenses incurred related to the acquisitions. During the year ended December 31, 2017, we paid out $6.0 million to former Centrix shareholders, based upon the achievement of certain milestone-based objectives and $1.4 million in retention bonuses based upon continued employment.
Amortization of Acquired Intangibles

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Amortization of acquired intangibles	$1,844	$1,481	$363	24.5%	$1,481	$1,470	$11	0.7%
Percentage of revenues	0.8%	0.8%			0.8%	1.0%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Amortization of acquired intangibles increased by $0.4 million, or 24.5%, from $1.5 million for the year ended December 31, 2017 to $1.8 million for the year ended December 31, 2018. The expense for the year ended December 31, 2018 included the amortization of acquired intangible assets purchased in the fourth quarter of 2018 from Cloud Lending and Gro, as well as acquired intangible asset amortization related to our business combinations in 2015 and asset purchase in 2017. The expense for the year ended December 31, 2017 was comprised of acquired intangible asset amortization related to our business combinations in 2015 and asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.

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
Total Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Total other income (expense), net	$(7,350)	$429	$(7,779)	(1,813.3)%	$429	$(209)	$638	(305.3)%
Percentage of revenues	(3.0)%	0.2%			0.2%	(0.1)%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Total other income (expense), net decreased by $7.8 million from income of $0.4 million for the year ended December 31, 2017 to an expense of $7.4 million for the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 consisted of a $10.0 million increase in interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes issued in February 2018, partially offset by a $2.2 million increase in interest income earned on cash, cash equivalents, and investments.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016. Total other income (expense), net increased by $0.6 million from expense of $0.2 million for the year ended December 31, 2016 to income of $0.4 million for the year ended December 31, 2017. Interest expense for the year ended December 31, 2017 consisted of a decrease of $0.4 million of interest expense from the expiration of our previously existing credit facility in 2017 and an increase of $0.2 million of interest income earned on cash, cash equivalents, and investments.
Benefit from (provision for) income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	(%)	2017	2016	$	(%)
Benefit from (provision for) income taxes	$3,803	$314	$3,489	1,111.1%	$314	$(427)	$741	(173.5)%
Percentage of revenues	1.6%	0.2%			0.2%	(0.3)%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Total benefit from income taxes increased by $3.5 million from a benefit of $0.3 million for the year ended December 31, 2017 to a benefit of $3.8 million for the year ended December 31, 2018. The increase in the tax benefit for the year ended December 31, 2018 consisted of a reduction in the valuation allowance of $3.0 million due to the deferred tax liability for the acquired businesses in the fourth quarter of 2018 after purchase accounting adjustments. Additionally, $0.5 million of the increase is related to the increase in benefit from the state R&D tax credits and the deferred tax liability release from net operating loss and interest carryovers during the year ended December 31, 2018.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016. Total benefit from (provision for) income taxes increased by $0.7 million from a provision of $0.4 million for the year ended December 31, 2016 to a benefit of $0.3 million for the year ended December 31, 2017. The tax benefit for the year ended December 31, 2017 resulted from utilization of the R&D tax credits beginning in the fourth quarter of 2017.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments in growing our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuation based on the timing of our sales. Sales may tend to be lower in the first quarter of each year than in subsequent quarters but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. Our solutions are often the most frequent point of engagement between our customers and their End Users. As a result, we and our customers are very deliberate and careful in our implementation activities to help ensure a successful roll-out of the solutions to End Users and increase the registration of new End Users. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our IPO, follow-on offerings, cash flows from operations and our February 2018 Convertible Note financing. At December 31, 2018, our principal sources of liquidity were cash, cash equivalents and investments of $177.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$4,595	$9,472	$3,394
Investing activities	(171,292)	(16,943)	(16,514)
Financing activities	216,577	11,559	944
Net increase (decrease) in cash and cash equivalents	$49,880	$4,088	$(12,176)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the year ended December 31, 2018, our net cash and cash equivalents provided by operating activities were $4.6 million, which consisted of non-cash adjustments of $61.8 million, offset by a net loss of $35.4 million and cash outflows from changes in operating assets and liabilities of $21.8 million. Cash outflows are the result of a $15.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $5.8 million increase in contract assets due to the adoption of the new revenue standard, a $4.7 million increase in accounts receivable due to the timing of billings at the end of the current year, a $1.4 million increase in other long-term assets from the addition of deferred tax assets, and a $1.1 million decrease in deferred rents and other long-term liabilities. Cash inflows were the result of a $4.5 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $1.8 million decrease in other prepaid assets, and a $0.7 million net increase in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities. Non-cash items consisted primarily of $29.5 million of stock-based compensation expense, $16.8 million of depreciation and amortization expense, $8.5 million in amortization of the Convertible Notes discount and related debt issuance costs, $8.4 million of amortization of deferred implementation and deferred solution and other costs, a $2.1 million decrease in our deferred income taxes, and $0.6 million of other non-cash items.
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
For the year ended December 31, 2018, net cash used in investing activities was $171.3 million, consisting primarily of $130.7 million for the acquisitions of Cloud Lending and Gro and release of the hold back from the asset acquisition in 2017, $75.7 million for the purchase of investments, and $13.3 million for the purchase of property and equipment. These outflows were partially offset by $48.4 million received from the maturities of investments.
For the year ended December 31, 2017, net cash used in investing activities was $16.9 million, consisting primarily of $27.7 million for the purchase of investments, $12.3 million for the purchase of property and equipment, $3.8 million for an asset purchase and release of the hold back from the Social Money acquisition, and a $1.0 million in capitalized software development costs. These outflows were partially offset by $27.9 million received from the maturities of investments.
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
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our February 2018 Convertible Note financing, net proceeds from exercises of options to purchase our common stock, as well as payments on financing obligations and payments on capital lease obligations.
For the year ended December 31, 2018, net cash provided by financing activities was $216.6 million, which was primarily due to the issuance of $223.2 million principal amount of the Convertible Notes, net of issuance costs, and the related sale of Warrants for $22.4 million, offset by the purchase of bond hedges for $41.7 million. In addition, cash flows from financing activities included $12.7 million of cash received from the exercise of stock options.
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

Contractual Obligations and Commitments
Our principal commitments consist of the Convertible Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for third-party products, co-location fees and other product costs. In February 2018, we issued $230.0 million in aggregate principal amount of 0.75% Convertible Notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms. Interest on the Convertible Notes is payable semi-annually on February 15 and August 15 of each year. We are also party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
The following table summarizes our contractual obligations and commitments at December 31, 2018 (in thousands):

	Payment due by period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$1,725	$5,175	$230,863	$—	$237,763
Operating lease obligations	7,230	11,691	9,139	16,721	44,781
Purchase commitments	15,202	22,436	18,873	—	56,511
Total	$24,157	$39,302	$258,875	$16,721	$339,055
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 was modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to ASU 2014-09, as amended, and Subtopic 340-40 as the "new revenue standard." On January 1, 2018, we adopted the new revenue standard for all contracts which were not completed as of January 1, 2018, using the modified retrospective method. Adoption of the new revenue standard resulted in changes to our accounting policies for revenue recognition, contract balances, accounts receivable, deferred revenues, deferred implementation costs, and deferred solution and other costs. We recognized the cumulative effect of initially applying the new revenue standard as a positive adjustment to the opening balance of accumulated deficit on the consolidated balance sheet in the amount of $15.8 million, which reflects the acceleration of revenues and deferral of incremental commission costs of obtaining subscription contracts. The comparative information in prior periods presented has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 Summary of Significant Accounting Policies for the impact of this adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We anticipate that the adoption of Topic 842 will impact our consolidated balance sheets as most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and corresponding operating lease liabilities upon the adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption. We intend to adopt the standard using the adoption method outlined in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to elect the package of practical expedients permitted under the transition guidance within Topic

842, which among other things, will allow us to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. We expect the adoption of Topic 842 to result in the recording of additional net lease assets and lease liabilities of approximately $26 million to $28 million and approximately $35 million to $37 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is the reclassification of deferred rent on our balance sheet at the date of adoption. We do not expect the standard to impact the consolidated statements of comprehensive loss or the consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. We adopted ASU 2016-15, effective January 1, 2018, and there was no impact on the consolidated financial statements as a result of the adoption.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. We adopted this ASU retrospectively, effective January 1, 2018. As a result, we included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash of $1.8 million for fiscal 2018 and $2.3 million for fiscal 2017.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)," to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. We adopted this standard effective January 1, 2018, and there was no material impact on our consolidated financial statements as a result of the adoption.
In December 2017, the SEC issued SAB 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. Disclosures related to the effect of the Tax Act and our utilization of SAB 118 appear in Note 14 - Income Taxes.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective beginning in our first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are anticipating early adoption of the ASU for January 1, 2019 and are currently evaluating the financial statement impact on the consolidated financial statements as a result of this adoption.
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

Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of December 31, 2018, we had an outstanding principal amount of $230.0 million of Convertible Notes, which have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2018, 2017 or 2016, our interest income would not have been materially affected.
Foreign Currency Risk
During the quarter ended December 31, 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2018, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of December 31, 2018, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks, however, fluctuations in currency exchange rates could harm our results of operations in the future.

We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We will continue to review this issue and may consider hedging certain foreign exchange risks in future years.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-42 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in

Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. In the fourth quarter of 2018 we acquired Cloud Lending and Gro. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Cloud Lending and Gro from its evaluation of these matters. The acquisitions of Cloud Lending and Gro constituted 1.9% and 0.4% of total and net assets, respectively, as of December 31, 2018 and 0.9% and 1.9% of revenues and net loss, respectively, for the year ended December 31, 2018.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among the Registrant, Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as a equity holder representative	8-K	001-36350	8/8/2018	2.1

3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333- 193911	3/6/2014	3.2

3.2		Amended and Restated Bylaws of the Registrant	S-1/A	333- 193911	3/6/2014	3.4

4.1		Third Amended and Restated Investors' Rights Agreement, dated March 1, 2013	S-1	333- 193911	2/12/2014	4.1

4.2		Indenture, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.1

4.3		Form of Global Note, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Credit Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.1

10.3.2		Amendment Number One to Credit Agreement, dated March 24, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	8-K	001-36350	3/28/2014	10.1

10.3.3		Amendment Number Two to Credit Agreement, dated August 11, 2014, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Company, and the Subsidiary	10-Q	001-36350	8/12/2014	10.1

10.3.4		Amendment Number Three to Credit Agreement, dated July 30, 2015, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	8-K	001-36350	7/31/2015	10.1

10.3.5		Amendment Number Four to Credit Agreement, dated effective March 31, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, Q2 Holdings, Inc., and Q2 Software, Inc.	10-Q	001-36350	8/4/2016	10.1

10.3.6		Guaranty and Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.2

10.3.7		Patent Security Agreement, dated April 11, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant, and Q2 Software, Inc.	S-1	333- 193911	2/12/2014	10.3.3

10.4.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.4.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

10.4.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.4.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.4.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.4.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.4.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Blue	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.9.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.10

10.11.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.11.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.12	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden	10-K	001-36350	2/12/2016	10.13

10.13	†	Employment Agreement, dated effective August 22, 2016, by and among Q2 Software, Inc. and Odus Edward Wittenburg, Jr.	8-K	0001-36350	8/15/2016	10.1

10.14	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and William M. Furrer	S-1/A	333- 193911	2/25/2014	10.7

10.15	†	Employment Agreement, dated November 1, 2017, by and among the Registrant and Christine A. Petersen	10-K	0001-36350	2/16/2018	10.15

10.16		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.17	Form of Bond Hedge Confirmation	8-K	001-36350	2/26/2018	10.2

10.18	Form of Warrant Confirmation	8-K	001-36350	2/26/2018	10.3

21.1	List of Subsidiaries of the Registrant					*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1	Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

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

Date:	Q2 HOLDINGS, INC.
February 19, 2019	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2019
Matthew P. Flake
/s/ JENNIFER N. HARRIS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2019
Jennifer N. Harris
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 19, 2019
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 19, 2019
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 19, 2019
Jeffrey T. Diehl
/s/ CHARLES T. DOYLE	Director	February 19, 2019
Charles T. Doyle
/s/ MICHAEL J. MAPLES, SR.	Director	February 19, 2019
Michael J. Maples, Sr.
/s/ JAMES R. OFFERDAHL	Director	February 19, 2019
James R. Offerdahl
/s/ CARL JAMES SCHAPER	Director	February 19, 2019
Carl James Schaper

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Adoption of ASC No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cloud Lending, Inc. and Gro Solutions which are included in the 2018 consolidated financial statements of the Company and constituted 1.9% and 0.4% of total and net assets, respectively, as of December 31, 2018 and 0.9% and 1.9% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cloud Lending, Inc. and Gro Solutions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 19, 2019

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$108,341	$57,961
Restricted cash	1,815	2,315
Investments	68,979	41,685
Accounts receivable, net	19,668	13,203
Contract assets, current portion	598	—
Prepaid expenses and other current assets	3,983	3,115
Deferred solution and other costs, current portion	10,501	9,246
Deferred implementation costs, current portion	4,427	3,562
Total current assets	218,312	131,087
Property and equipment, net	34,994	34,544
Deferred solution and other costs, net of current portion	16,761	12,973
Deferred implementation costs, net of current portion	9,948	8,295
Intangible assets, net	63,296	12,034
Goodwill	107,907	12,876
Contract assets, net of current portion	10,272	—
Other long-term assets	2,230	1,006
Total assets	$463,720	$212,815
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,169	$7,621
Accrued liabilities	9,329	10,562
Accrued compensation	12,652	11,511
Deferred revenues, current portion	42,531	38,379
Total current liabilities	73,681	68,073
Convertible notes, net of current portion	182,723	—
Deferred revenues, net of current portion	23,063	28,289
Deferred rent, net of current portion	8,151	9,393
Other long-term liabilities	17,202	438
Total liabilities	304,820	106,193
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 43,535 shares issued and outstanding as of December 31, 2018, and 41,994 shares issued, and 41,967 shares outstanding as of December 31, 2017	4	4
Treasury stock at cost; Zero and 27 shares at December 31, 2018 and 2017, respectively	—	(855)
Additional paid-in capital	331,355	259,726
Accumulated other comprehensive loss	(37)	(139)
Accumulated deficit	(172,422)	(152,114)
Total stockholders' equity	158,900	106,622
Total liabilities and stockholders' equity	$463,720	$212,815

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$241,100	$193,978	$150,224
Cost of revenues(1)	121,855	99,485	77,429
Gross profit	119,245	94,493	72,795
Operating expenses:
Sales and marketing(1)	48,124	41,170	36,284
Research and development(1)	51,334	40,338	32,460
General and administrative(1)	44,990	37,179	31,959
Acquisition related costs	4,145	1,232	6,307
Amortization of acquired intangibles	1,844	1,481	1,470
Unoccupied lease charges	658	—	33
Total operating expenses	151,095	121,400	108,513
Loss from operations	(31,850)	(26,907)	(35,718)
Other income (expense):
Interest and other income	2,811	553	358
Interest and other expense	(10,161)	(124)	(567)
Total other income (expense), net	(7,350)	429	(209)
Loss before income taxes	(39,200)	(26,478)	(35,927)
Benefit from (provision for) income taxes	3,803	314	(427)
Net loss	(35,397)	(26,164)	(36,354)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	24	(85)	47
Foreign currency translation adjustment	78	—	—
Comprehensive loss	$(35,295)	$(26,249)	$(36,307)
Net loss per common share, basic and diluted	$(0.83)	$(0.63)	$(0.92)
Weighted average common shares outstanding:
Basic and diluted	42,797	41,218	39,649
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$4,773	$3,729	$2,043
Sales and marketing	5,837	3,243	2,231
Research and development	6,852	4,464	2,934
General and administrative	11,758	9,503	5,432
Total stock-based compensation expenses	$29,220	$20,939	$12,640

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	38,891	$4	$(41)	$207,541	$(101)	$(89,429)	$117,974
Stock-based compensation	—	—	—	12,640	—	—	12,640
Follow-on offerings, net of issuance costs	—	—	—	3	—	—	3
Shares acquired to settle the exercise of stock options	(14)	—	(376)	—	—	—	(376)
Exercise of stock options	1,379	—	—	6,301	—	—	6,301
Shares issued for the vesting of restricted stock awards	169	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	(36,354)	(36,354)
Balance at December 31, 2016	40,425	$4	$(417)	$226,485	$(54)	$(125,783)	$100,235
Stock-based compensation	—	—	—	20,939	—	—	20,939
Shares acquired to settle the exercise of stock options	(11)	—	(438)	—	—	—	(438)
Exercise of stock options	1,205	—	—	12,135	—	—	12,135
Shares issued for the vesting of restricted stock awards	348	—	—	—	—	—	—
Adoption of new accounting standard (see Note 2)	—	—	—	167	—	(167)	—
Other comprehensive loss	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(26,164)	(26,164)
Balance at December 31, 2017	41,967	$4	$(855)	$259,726	$(139)	$(152,114)	$106,622
Stock-based compensation	—	—	—	29,545	—	—	29,545
Shares acquired to settle the exercise of stock options	(7)	—	(62)	(333)	—	—	(395)
Exercise of stock options	1,038	—	—	12,982	—	—	12,982
Shares issued for the vesting of restricted stock awards	537	—	—	—	—	—	—
Retirement of treasury stock	—	—	917	(164)	—	(753)	—
Equity component of convertible senior notes, less issuance costs	—	—	—	48,919	—	—	48,919
Purchase of convertible notes hedges	—	—	—	(41,699)	—	—	(41,699)
Issuance of warrants	—	—	—	22,379	—	—	22,379
Adoption of new accounting standard (see Note 2)	—	—	—	—	—	15,842	15,842
Other comprehensive gain	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	(35,397)	(35,397)
Balance at December 31, 2018	43,535	$4	$—	$331,355	$(37)	$(172,422)	$158,900
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(35,397)	$(26,164)	$(36,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred implementation, solution and other costs	8,448	7,455	6,775
Depreciation and amortization	16,802	14,946	12,199
Amortization of debt issuance costs	829	28	96
Amortization of debt discount	7,646	—	—
Amortization of premiums on investments	(3)	319	425
Stock-based compensation expenses	29,545	20,939	12,640
Deferred income taxes	(2,050)	(350)	281
Allowance for sales credits	(141)	(3)	17
Loss on disposal of long-lived assets	19	33	184
Impairment of intangible assets	17	—	20
Unoccupied lease charges	658	—	33
Changes in operating assets and liabilities:
Accounts receivable, net	(4,677)	(961)	(3,247)
Prepaid expenses and other current assets	1,844	240	(237)
Deferred solution and other costs	(8,780)	(5,353)	(7,100)
Deferred implementation costs	(6,993)	(5,179)	(6,076)
Contract assets	(5,812)	—	—
Other long-term assets	(1,359)	(236)	47
Accounts payable	(263)	3,367	426
Accrued liabilities	952	(4,369)	10,641
Deferred revenue	4,454	4,837	9,593
Deferred rent and other long-term liabilities	(1,144)	(77)	3,031
Net cash provided by operating activities	4,595	9,472	3,394
Cash flows from investing activities:
Purchases of investments	(75,674)	(27,749)	(40,160)
Maturities of investments	48,407	27,907	41,105
Purchases of property and equipment	(13,285)	(12,315)	(14,349)
Business combinations and asset acquisitions, net of cash acquired	(130,694)	(3,816)	(95)
Purchase of intangible assets	(46)	—	(323)
Capitalized software development costs	—	(970)	(2,692)
Net cash used in investing activities	(171,292)	(16,943)	(16,514)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	223,167	—	—
Purchase of convertible notes bond hedge	(41,699)	—	—
Proceeds from issuance of warrants	22,379	—	—
Payments on financing obligations	—	—	(4,890)
Payments on capital lease obligations	—	—	(161)
Proceeds from the issuance of common stock, net of issuance costs	—	—	(8)
Proceeds from exercise of stock options to purchase common stock	12,730	11,559	6,003
Net cash provided by financing activities	216,577	11,559	944
Net increase (decrease) in cash and cash equivalents	49,880	4,088	(12,176)
Cash, cash equivalents, and restricted cash beginning of period	60,276	56,188	68,364
Cash, cash equivalents, and restricted cash end of period	$110,156	$60,276	$56,188
Supplemental disclosures of cash flow information:
Cash paid for taxes	$215	$128	$120
Cash paid for interest	$810	$68	$217
Supplemental disclosure of non-cash investing and financing activities:
Acquisition consideration payable to seller - hold back	$—	$150	$—
Shares acquired to settle the exercise of stock options	$(395)	$(438)	$(376)
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$4,102	$—
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statement of cash flows:
Cash and cash equivalents	$108,341	$57,961	$54,873
Restricted cash	1,815	2,315	1,315
Total cash, cash equivalents, and restricted cash	$110,156	$60,276	$56,188

 The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the "Company," is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. The Company sells its solutions to regional and community financial institutions, alternative finance and leasing companies, and financial technology companies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and Securities and Exchange Commission, or SEC, requirements. The consolidated financial statements include the accounts of Q2 Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Effective January 1, 2018 the Company adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," or the new revenue standard, and ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards.
Reclassifications
Certain amounts appearing in the prior year's Consolidated Statements of Cash Flows have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of contingent consideration; fair value of the conversion feature; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2018, 2017 and 2016. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2018 and 2017.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Included in the accounts receivable balances as of December 31, 2018 and 2017 were unbilled receivables of $3.2 million and $2.1 million, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2018 and 2017, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table shows the Company's allowance for sales credits as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2016	$212	$488	$(472)	$228
Year Ended December 31, 2017	228	683	(685)	226
Year Ended December 31, 2018	$226	$508	$(367)	$367
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

The net decrease in the deferred revenue balance for the year ended December 31, 2018, is primarily driven by the recognition of $37.0 million of revenue that was included in the deferred revenue balance at December 31, 2017 and a $12.0 million decrease from the adoption of the new revenue standard and the related netting of contract assets and liabilities on a contract-by-contract basis, partially offset by cash payments received or due in advance of satisfying the Company's performance obligations of $47.9 million. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.

The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

On December 31, 2018, the Company had $872.2 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% percent of its remaining performance obligations as revenue in the next 24 months, an additional 41% percent in the next 25 to 48 months, and the balance thereafter.
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

The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion. The Company capitalized implementation costs in the amount of $7.3 million and $5.2 million during the years ended December 31, 2018 and 2017, respectively, and recognized $4.7 million and $4.4 million of amortization during the years ended December 31, 2018 and 2017, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive loss.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Under the new revenue standard, the Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company typically pays commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit has been received from the customer, and the final payment is made upon commencement date. The Company requires that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered to be a substantive service period, and as a result, the Company expenses the final payment when made. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which the Company estimates to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.

The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $6.7 million and $4.6 million in deferred commissions costs during the years ended December 31, 2018 and 2017, respectively, and recognized $3.6 million and $3.1 million of amortization during the years ended December 31, 2018 and 2017, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

In connection with the Company's acquisitions and asset purchase discussed in Note 3 - Business Combinations and Asset Acquisition, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or cloud-based hosting services, transaction revenue from bill-pay solutions, as well as revenues for customer support and implementation services related to the Company's solutions. The Company recognizes the corresponding revenues over time on a ratable basis over the customer agreement term. The Company accounts for revenue in accordance with the new revenue standard, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the modified retrospective method.
The following tables disaggregate the Company's revenue by major source:

	Year Ended December 31, 2018
	Subscription	Transactional	Services and Other	Consolidated
Total Revenues	$168,226	$39,232	$33,642	$241,100
Subscription Fee Revenues
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
Transactional Revenues
The Company earns the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from interchange fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products. The Company recognizes revenue for bill-pay transaction services and interchange fees in the month incurred based on actual transactions.
Services and Other Revenues
Implementation services are required for each new digital banking and lending and leasing platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services are billed upfront and recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company partners with third-party professional system integrators to support the installation and configuration process for its digital lending and leasing solutions, and therefore, the Company has determined that these services qualify as a separate performance obligation in certain markets and geographies, and the upfront implementation services for these agreements are recognized at commencement date.
Professional services revenues, which primarily consist of training, advisory services, core conversion services, web design, and other general professional services, are generally billed and recognized when delivered.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $1.7 million, $1.5 million and $1.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are distinct separately by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that outside the North American banking market, the implementation services for its lending and leasing platform included in contracts with multiple performance

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements as the related implementation services are performed.
The majority of the Company's revenue recognized at a particular point in time is for professional services and usage revenue. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service.
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
Variable Consideration
The Company recognizes usage revenue related to End Users accessing its products in excess of contracted amounts, bill-pay transactions that End Users initiate on its digital banking platform, and interchange fees that End Users generate using the Company's solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs to the Company per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that its usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, the Company recognizes usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2018.
Other Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company's solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. Costs associated with these services include the costs of the Company's implementation, customer support, data center and customer training personnel, as well as costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

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
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company capitalized software development costs in the amount of zero, $1.0 million and $2.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognized $0.8 million and $0.5 million of amortization of capitalized software development costs for the years ended December 31, 2018 and 2017, respectively, as all of the related individual products reached general release during 2017.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $1.5 million, $0.7 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Sales Tax
The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale investments, and foreign currency translation adjustments.
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. As of January 1, 2017, the Company no longer uses a forfeiture rate to recognize compensation expense as a result of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that cliff vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to the Company's limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends. The Company recognizes compensation expense ratably over the requisite service period of the stock option award.
The Company values restricted stock units at the closing market price on the date of grant, and recognizes compensation expense ratably over the requisite service period of the restricted stock unit award.
The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumed no dividend yield and recognizes compensation expense ratably over the performance period of the market stock unit award. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the performance period for each market stock unit award.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive in the aggregate up to an additional $59.5 million earnout payment based upon satisfaction of certain financial milestones. As of December 31, 2018, the estimated fair value of the contingent consideration related to the potential earnout payment utilizing the Monte Carlo simulation method under the the option pricing model was $16.9 million, and this amount is recorded in other long-term liabilities in the consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization will be recorded as acquisition related costs in the consolidated statements of comprehensive loss.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2018, the Company has not identified any material uncertain tax positions for which liabilities would be required to be recorded other than the liabilities related to acquisitions completed during the year.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(35,397)	$(26,164)	$(36,354)
Denominator:
Weighted-average common shares outstanding, basic and diluted	42,797	41,218	39,649
Net loss per common share, basic and diluted	$(0.83)	$(0.63)	$(0.92)
Due to net losses for each of the years ended December 31, 2018, 2017 and 2016, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2018	2017	2016
Stock options, restricted stock units, and market stock units	4,851	5,372	5,643
Because the Company has the intention and ability to settle the principal amount of its Convertible Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the Convertible Notes. The warrants, or Warrants, issued by the Company in connection with its Convertible Note financing will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 was modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASU 2014-09, as amended, and Subtopic 340-40 as the "new revenue standard." On January 1, 2018, the Company adopted the new revenue standard for all contracts which were not completed as of January 1, 2018, using the modified retrospective method. Adoption of the new revenue standard resulted in changes to the Company's accounting policies for revenue recognition, contract balances, accounts receivable, deferred revenues, deferred implementation costs, and deferred solution and other costs. The Company recognized the cumulative effect of initially applying the new revenue standard as a positive adjustment to the opening balance of accumulated deficit on the consolidated balance sheet in the amount of $15.8 million, which reflects the acceleration of revenues and deferral of incremental commission costs of obtaining subscription contracts. The comparative information in prior periods presented has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's consolidated statement of comprehensive loss and balance sheet was as follows:

	Year Ended December 31, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Income statement
Revenues	$241,100	$233,443	$7,657

Costs and expenses
Cost of revenues	121,855	122,121	(266)
Sales and marketing	48,124	49,429	(1,305)
Interest and other income	2,811	2,676	135

Net loss	$(35,397)	$(44,760)	$9,363

Net loss per common share, basic and diluted	$(0.83)	$(1.05)	$0.22

	As of December 31, 2018
	As Reported	Balances without new revenue standard	Effect of Change Higher/(Lower)
Balance sheet
Assets
Contract assets, current portion	$598	$—	$598
Deferred solution and other costs, current portion	10,501	10,240	261
Deferred implementation costs, current portion	4,427	4,053	374
Deferred solution and other costs, net of current portion	16,761	15,532	1,229
Deferred implementation costs, net of current portion	9,948	10,188	(240)
Contract assets, net of current portion	10,272	—	10,272

Liabilities
Accrued compensation	12,652	13,404	(752)
Deferred revenues, current portion	42,531	53,608	(11,077)
Deferred revenues, net of current portion	23,063	23,945	(882)

Stockholders' equity
Accumulated deficit	$(172,422)	$(197,627)	$25,205
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The Company intends to adopt the standard using the adoption method outlined in ASU 2018-11, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to elect the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, will allow the Company to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. The Company expects the adoption of Topic 842 to result in the recording of additional net lease assets and lease liabilities of approximately $26 million to $28 million and approximately $35 million to $37 million, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities is the reclassification of deferred rent on its consolidated balance sheet at the date of adoption. The Company does not expect the standard to impact the consolidated statements of comprehensive loss or the consolidated statements of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The Company adopted ASU 2016-15, effective January 1, 2018, and there was no impact on the consolidated financial statements as a result of the adoption.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted this ASU retrospectively, effective January 1, 2018. As a result, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, resulting in an increase in net cash of $1.8 million, $2.3 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)," to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted ASU 2017-09, effective January 1, 2018, and there was no impact on the consolidated financial statements as a result of the adoption.
In December 2017, the SEC issued Staff Accounting Bulletin, or SAB, 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. Disclosures related to the effect of the Tax Act and the Company's utilization of SAB 118 appear in Note 14 - Income Taxes.
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning in its first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is anticipating early adoption of the ASU for January 1, 2019 and is currently evaluating the financial statement impact on the consolidated financial statements as a result of this adoption.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

3. Business Combinations and Asset Acquisitions
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, half of the Gro Escrow Amount less any utilized amounts shall be paid to the former stockholders of Gro at the end of each of the 12 and 18 month escrow periods unless there are any unresolved claims remaining at that time.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. The Company recognized $0.1 million under these agreements in compensation expense which is included in acquisition related costs in the consolidated statement of comprehensive loss for the year ended December 31, 2018.
The Company recorded the purchase of Gro using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Gro's operations are included in the Company's consolidated results of operations beginning with the date of acquisition. Pro forma results of operations related to this acquisition have not been presented since Gro's operating results up to the date of acquisition were not material to the Company's consolidated financial statements. Acquisition related transaction costs of $0.5 million were expensed as incurred during the year ended December 31, 2018, and were recorded within acquisition related expenses in the consolidated statements of comprehensive loss.
The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets acquired and liabilities assumed, including valuations of intangible assets, accruals, and income taxes, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

Assets acquired:
Cash	$2,116
Accounts receivable, net	335
Prepaid expenses and other current assets	139
Property and equipment, net	22
Other long-term assets	35
Intangible assets, net	8,275
Goodwill	17,828
Total assets acquired	28,750
Liabilities assumed:
Accounts payable and accrued liabilities	2,058
Deferred revenues	1,200
Total liabilities assumed	3,258
Fair value of assets acquired and liabilities assumed	$25,492
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives
Customer Relationships	$265	3
Trademark	270	2
Non-compete agreements	210	5
Acquired technology	7,530	5
Total acquisition-related intangible assets	$8,275
The fair value of the intangible assets was based on the income approach using various methods such as with and without, relief from royalty, and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to five years. The acquisition is expected to be treated as a stock acquisition for tax purposes, resulting in no additional amortizable tax basis in acquired intangibles.
Cloud Lending
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending Inc., or Cloud Lending, a privately-owned provider of end-to-end digital lending and leasing platform solutions. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.
Cloud Lending was acquired for approximately $107.3 million in cash from existing balances. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the CL Escrow Amount shall be paid to the former stockholders of Cloud Lending at the end of the 18 month period unless there are any unresolved claims remaining at that time. The total purchase price is as follows:

Purchase Consideration
Cash purchase price	$107,293
Estimated working capital and other adjustments	970
Fair value contingent consideration	16,862
Total purchase price	$125,125

Certain former stockholders of Cloud Lending also have the right to receive in the aggregate up to an additional $59.5 million earnout payment based upon satisfaction of certain financial milestones. As of December 31, 2018, the estimated fair value of the contingent consideration related to the potential earnout payment was $16.9 million.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. The Company recognized $0.3 million under these agreements in compensation expense which is included in acquisition related costs in the consolidated statement of comprehensive loss for the year ended December 31, 2018.
The Company recorded the purchase of Cloud Lending using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Cloud Lending's operations are included in the Company's consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $2.6 million were expensed as incurred during the year ended December 31, 2018, and were recorded within acquisition related expenses in the consolidated statements of comprehensive loss.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets acquired and liabilities assumed, including valuations of intangible assets, accruals, and income taxes, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

Assets acquired:
Cash	$796
Accounts receivable, net	1,311
Prepaid expenses and other current assets	4,704
Property and equipment, net	101
Other long-term assets	167
Intangible assets, net	50,100
Goodwill	77,203
Total assets acquired	134,382
Liabilities assumed:
Accounts payable, accrued liabilities, and accrued compensation	6,007
Deferred revenues	3,250
Total liabilities assumed	9,257
Fair value of assets acquired and liabilities assumed	$125,125
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
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives
Customer Relationships	$7,245	5
Trademark	9,525	10
Non-compete agreements	970	5
Acquired technology	32,360	7
Total acquisition-related intangible assets	$50,100
The fair value of the intangible assets was based on the income approach using various methods such as with and without, relief from royalty, and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to ten years. The acquisition is expected to be treated as a stock acquisition for tax purposes, resulting in no additional amortizable tax basis in acquired intangibles.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The pro forma statements of operations data for years ended December 31, 2018 and December 31, 2017, shown in the table below, give effect to the Cloud Lending acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Cloud Lending to reflect the additional intangible amortization, stock compensation, debt payoff and related items, and the adjustments to acquired deferred revenue that would have occurred assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company's future results of operations. The table below shows the pro forma statements of operations data for the respective years ending December 31:

	(Unaudited)
	Year ended December 31,
	2018	2017
Total Revenues	$252,541	$199,220
Net loss	(49,033)	(43,069)
Asset Acquisition and Other Business Combinations
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

During 2015, the Company acquired all of the outstanding shares of Centrix Solutions, Inc., or Centrix, a privately-owned company that provides financial institutions with products that detect fraud, manage risk and simplify compliance and acquired all of the outstanding ownership interests of Smarty Pig, LLC, doing business as Social Money, or Social Money, a privately-owned financial services software company that offers a modern, cloud-based platform that assists financial institutions in their direct digital strategies. During 2017 and 2018, the Company paid out $7.2 million and $1.0 million, respectively, to the former Centrix shareholders based upon the achievement of certain milestone-based objectives and continued employment. During 2017, the Company paid out $0.2 million in retention bonuses to certain of the Social Money employees based upon their continued employment with the Company and also released the entire $2.5 million hold-back to the former owners of Social Money upon the expiration of the hold-back period. The Company has recognized $0.6 million and $1.1 million under these agreements in compensation expense included in acquisition related costs in the consolidated statement of comprehensive loss for the years ended December 31, 2018 and 2017, respectively.

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents:
Money market funds	$54,559	$54,559	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$22,293	$—	$22,293	$—
Corporate bonds and commercial paper	44,734	—	44,734	—
Certificates of deposit	1,952	—	1,952	—
	$68,979	$—	$68,979	$—

Liabilities
Other long-term liabilities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$16,862	$—	$—	$16,862

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash Equivalents:
Money market funds	$9,279	$9,279	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government agency bonds	$16,194	$—	$16,194	$—
Corporate bonds and commercial paper	15,815	—	15,815	—
Certificates of deposit	9,676	—	9,676	—
	$41,685	$—	$41,685	$—
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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending, and there were no changes to the fair value during 2018. The Company's contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates, and discount rates.

5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2018 and 2017 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of December 31, 2018 and 2017, the Company's cash was $53.8 million and $48.7 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

A summary of the cash equivalents and investments as of December 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,559	$—	$—	$54,559

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$22,330	$—	$(37)	$22,293
Corporate bonds and commercial paper	44,812	—	(78)	44,734
Certificates of deposit	1,952	—	—	1,952
	$69,094	$—	$(115)	$68,979
A summary of the cash equivalents and investments as of December 31, 2017 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,279	$—	$—	$9,279

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$16,277	$—	$(83)	$16,194
Corporate bonds and commercial paper	15,871	—	(56)	15,815
Certificates of deposit	9,676	—	—	9,676
	$41,824	$—	$(139)	$41,685
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2018	2017
Due within one year or less	$61,514	$27,324
Due after one year through five years	7,465	14,361
	$68,979	$41,685
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of December 31, 2018.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$22,330	$(37)	$22,293
Corporate bonds and commercial paper	44,812	(78)	44,734
	$67,142	$(115)	$67,027
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2017:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$16,277	$(83)	$16,194
Corporate bonds and commercial paper	15,871	(56)	15,815
	$32,148	$(139)	$32,009
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2018	2017
Deferred solution costs	$7,142	$6,505
Deferred commissions	3,359	2,741
Deferred solution and other costs, current portion	$10,501	$9,246
Deferred solution costs	$6,625	$5,291
Deferred commissions	10,136	7,682
Deferred solution and other costs, net of current portion	$16,761	$12,973

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2018	2017
Computer hardware and equipment	$37,825	$30,734
Purchased software and licenses	9,687	8,788
Furniture and fixtures	5,934	5,387
Leasehold improvements	13,054	13,470
	66,500	58,379
Accumulated depreciation	(31,506)	(23,835)
Property and equipment, net	$34,994	$34,544
Depreciation expense was $9.7 million, $9.2 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $107.9 million and $12.9 million at December 31, 2018 and 2017, respectively. During the fourth quarter of 2018, the Company added $77.2 million of goodwill for the Cloud Lending acquisition and $17.8 million for the Gro acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2018. No impairment of goodwill was identified during 2018, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2018 and 2017 were as follows:

	As of December 31, 2018			As of December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,640	$(2,148)	$8,492	$3,130	$(1,294)	$1,836
Non-compete agreements	2,064	(668)	1,396	884	(451)	433
Trademarks	11,935	(2,350)	9,585	2,140	(1,724)	416
Acquired technology	53,183	(12,030)	41,153	13,293	(7,464)	5,829
Assembled workforce	79	(51)	28	121	(38)	83
Capitalized software development costs	3,975	(1,333)	2,642	3,975	(538)	3,437
	$81,876	$(18,580)	$63,296	$23,543	$(11,509)	$12,034

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2018 are as follows (in years):

	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	3 - 6	4.5
Non-compete agreements	2 - 5	4.3
Trademarks	2 - 10	9.8
Acquired technology	3 - 7	6.3
Assembled workforce	3	1.0
Capitalized software development costs	5	3.4
Total		6.4
The Company recorded intangible assets from the business combinations and asset acquisition discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the consolidated statement of comprehensive loss was $4.5 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively, and amortization expense included in operating expenses in the consolidated statement of comprehensive loss was $1.8 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.
Gross capitalized software development costs were $4.0 million as of December 31, 2018 and 2017. During the year ended 2017, all of the products related to capitalized software development costs reached general release, and the Company commenced amortization of these costs. The Company amortized $0.8 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
The estimated future amortization expense related to intangible assets as of December 31, 2018 was as follows:

Amortization
Year Ended December 31,
2019	$12,159
2020	11,053
2021	9,919
2022	9,023
2023	8,295
Thereafter	12,847
Total amortization	$63,296

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2018	2017
Accrued data center equipment and software purchases	$81	$4,410
Accrued transaction processing fees	2,911	1,687
Accrued professional services	1,382	1,419
Deferred rent	1,260	1,197
Other	3,695	1,849
	$9,329	$10,562
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

On April 11, 2017, the Credit Facility expired pursuant to its original terms. Upon the expiration of the Credit Facility, the Company paid off the outstanding balance, which was less than $0.1 million, and the secured letter of credit which had been issued against the facility for the security deposit for its corporate headquarters is now secured by a $0.5 million restricted deposit with Wells Fargo.
11. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney Australia; London, United Kingdom; and Amsterdam, Netherlands. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The remaining associated lease liability of $0.2 million is recorded in other long-term liabilities, on the accompanying consolidated balance sheet at December 31, 2018. The Company believes its current facilities will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $4.4 million, $4.4 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows:

Operating Leases
Year Ended December 31,
2019	$7,230
2020	6,507
2021	5,184
2022	4,702
2023	4,437
Thereafter	16,721
Total minimum lease payments	$44,781
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

Contractual Commitments
Year Ended December 31,
2019	$16,927
2020	13,713
2021	12,173
2022	12,136
2023 and thereafter	239,325
Total commitments	$294,274
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
12. Convertible Senior Notes
The Company issued $230 million principal amount of convertible senior notes in February 2018. The interest rates for the Convertible Notes are fixed at 0.75% per annum with interest payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. The Convertible Notes mature on February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date.
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
If a fundamental change (as defined in the relevant indenture governing the Convertible Notes) occurs prior to the maturity date, holders of each of the Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2018, the Convertible Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion option. The effective interest rate for the liability component was 5.875%. The liability component of the Convertible Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2018. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The Convertible Notes consist of the following:

As of December 31, 2018
Liability component:
Principal	$230,000
Unamortized debt discount	(42,790)
Unamortized debt issuance costs	(4,487)
Net carrying amount	182,723

Equity component
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599
The following table sets forth total interest expense recognized related to the Convertible Notes:

As of December 31, 2018
Contractual interest expense	$1,482
Amortization of debt issuance costs	829
Amortization of debt discount	7,646
Total	$9,957
As of December 31, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.2 years.
Bond Hedges and Warrants Transactions
Concurrent with the offering of the Convertible Notes, the Company entered into separate convertible bond hedges, or Bond Hedges, and Warrants transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the Convertible Notes. The Bond Hedges are call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the Convertible Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the Convertible Notes and expires in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
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
As of December 31, 2017, a total of 7,297 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2018, 1,889 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2018, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2018, a total of 9,186 shares were allocated for issuance under the 2014 Plan. As of December 31, 2018, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 3,596 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 567 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 3,451 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2018, no shares remain available for future issuance under the 2007 Plan.

Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	1.7 - 2.1%	1.0 - 1.8%
Expected life (in years)	4.8	4.8	3.8 - 4.8
Expected volatility	41.0%	41.5 - 43.1%	43.9 - 46.5%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$18.14	$14.17	$9.32

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2016	5,044	$8.84
Granted	892	23.49
Exercised	(1,379)	4.57
Forfeited	(123)	16.08
Balance as of December 31, 2016	4,434	12.91
Granted	643	36.44
Exercised	(1,205)	10.07
Forfeited	(180)	19.15
Balance as of December 31, 2017	3,692	17.63
Granted	12	47.00
Exercised	(1,038)	10.07
Forfeited	(12)	27.93
Balance as of December 31, 2018	2,654	$19.72

The summary of stock options outstanding as of December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.84 - $5.05	237	$2.46	2.6	237	$2.46	2.6
$5.93 - $13.00	744	8.52	2.0	744	8.52	2.0
$15.07 - $24.33	720	18.67	3.5	591	18.46	3.3
$24.89 - $39.75	875	32.73	4.9	392	32.60	4.8
$41.90 - $47.00	78	42.66	5.9	20	41.90	5.8
	2,654	$19.72	3.5	1,984	$15.86	3.1

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Stock Units
The Company's restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2016	716	$26.19
Granted	751	25.55
Vested	(171)	26.00
Forfeited	(86)	25.54
Nonvested as of December 31, 2016	1,210	25.87
Granted	939	38.58
Vested	(349)	26.35
Forfeited	(120)	28.94
Nonvested as of December 31, 2017	1,680	32.65
Granted	910	55.60
Vested	(537)	31.68
Forfeited	(116)	35.96
Nonvested as of December 31, 2018	1,937	$43.50
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2018, 2017 and 2016 was $42.8 million, $33.9 million and $29.4 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2018, 2017 and 2016 was $7.7 million, $8.1 million and $8.7 million, respectively.
As of December 31, 2018, the aggregate intrinsic value of options outstanding was $79.1 million, the total unrecognized stock-based compensation expense related to stock options was $7.9 million, which the Company expects to recognize over the next 1.9 years, and total unrecognized stock-based compensation expense related to restricted stock units was $71.9 million, which the Company expects to recognize over the next 3.0 years.
Market Stock Units
In the first quarter of 2018, the Company began granting market stock units to certain executives under the 2014 Plan. The market stock units are performance-based awards that vest based upon the Company's relative stockholder return. The actual number of market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the three-year performance period. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
Market stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	—	—
Granted	260	21.98
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2018	260	$21.98

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

Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the year ended December 31, 2018 are as follows:

As of December 31, 2018
Volatility	34.5 - 36.6%
Risk-free interest rate	2.4 - 2.8%
Dividend yield	—
Longest remaining performance period (in years)	3
Total unrecognized stock-based compensation expense related to market stock units was $3.6 million, which the Company expects to recognize over the next 1.9 years.
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2018	2017
U.S.	$(39,360)	$(26,478)
Non-U.S.	160	—
Loss before income taxes	$(39,200)	$(26,478)
The components of the Company's (benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current taxes:
Federal	$—	$(100)	$—
Foreign	83	62	33
State	69	74	112
Total current taxes	$152	$36	$145
Deferred taxes:
Federal	$(305)	$32	$262
Change in valuation allowance - acquisitions	(2,970)	—	—
Foreign	(2)	—	—
State	(678)	(382)	20
Total deferred taxes	(3,955)	(350)	282
(Benefit from) provision for income taxes	$(3,803)	$(314)	$427
The Company had federal net operating loss carryforwards of approximately $276.9 million and $168.1 million at December 31, 2018 and 2017, respectively, which will expire at various dates beginning in 2026, if not utilized. The Company

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

also held state tax credits of $1.2 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively, federal alternative minimum tax credits of zero and $0.1 million for the years ended December 31, 2018 and 2017, respectively, and federal R&D tax credits of $3.2 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The state tax credits will expire in 2026 if not utilized, the federal R&D tax credits will expire at various dates beginning in 2027, if not utilized, and the federal alternative minimum tax credits have an indefinite carryforward period.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:
NOL and credit carryforwards	$69,339	$40,716
Deferred revenue	5,064	8,216
Accrued expenses and other	5,347	6,802
Stock-based compensation	5,494	4,615
Foreign	41	—
Total deferred tax assets	85,285	60,349
Deferred tax liabilities:
Deferred expenses	(6,717)	(6,198)
Convertible debt	(10,045)	—
Depreciation and amortization	(12,830)	(1,426)
Capitalized software	(637)	—
Total deferred tax liabilities	(30,229)	(7,624)
Deferred tax assets less tax liabilities	55,056	52,725
Less: valuation allowance	(53,936)	(52,629)
Net deferred tax asset	$1,120	$96
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2018, the valuation allowance increased by approximately $19.9 million due to continuing operations. The valuation allowance change included a reduction of $3.0 million due to acquired income tax benefits as a result of the 2018 business combinations, which was recorded as an income tax benefit in the year ended December 31, 2018.
At December 31, 2018, the Company did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time.
The Company's benefit from (provision for) income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for the year ended December 31, 2018 and applying the statutory federal income tax rate of 34% to income before taxes for the years ended December 31, 2017, and 2016 primarily as a result of the following:

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

	Year Ended December 31,
	2018	2017	2016
Income tax at U.S. statutory rate	21.0%	34.0%	34.0%
Effect of:
Increase in deferred tax valuation allowance	(50.6)	(77.1)	(36.3)
Stock compensation	21.9	32.7	—
Acquisitions	5.9	—	—
R&D Credit	5.0	4.7	—
State taxes, net of federal benefit	7.6	6.2	1.7
Tax impact of federal law change	—	1.2	—
Other permanent items	(1.1)	(0.5)	(0.6)
Income tax benefit (provision) effective rate	9.7%	1.2%	(1.2)%
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2015. Operating losses generated in years prior to 2015 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2015 through 2018 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The total amount of unrecognized benefits as of December 31, 2018 and 2017 was $0.3 million and zero. The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

Gross unrecognized tax benefits
Balance at January 1, 2018	$—
Gross increase related to acquisitions	293
Balance at December 31, 2018	$293
The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2018, and 2017, the Company did not recognize any interest or penalties.
The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a modified territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018, recording a provisional amount of $0.2 million related to the remeasurement of the deferred tax balances in the fourth quarter of 2017. During 2018, the Company completed its 2017 income tax returns and its accounting for the enactment-date income tax effects of the Act with no adjustments to the provisional amounts recorded at December 31, 2017.
While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income, or GILTI, provisions will be applied providing an incremental tax on certain foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on the future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, or the period cost method, or (2) factoring such amounts into the Company's measurement of its deferred taxes, or the deferred method. The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) profit-sharing plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 90% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
For fiscal 2018, the Board of Directors elected to make matching contributions equal to 25% of employee contributions, which could be applied to up to 6% of each participant's compensation during 2018. Employees with at least 90 days of continuous service are eligible to participate, and certain employees are eligible for matching contributions after one year of continuous service. The Company's contributions vest 50% after one year of continuous service and 100% after two years of continuous service. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $0.9 million for the year ended December 31, 2018.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

16. Segments and Geographic Information
All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions in a single operating segment. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States. The Company acquired Cloud Lending in the fourth quarter of 2018, adding operations internationally. The revenues and assets related to this acquisition are immaterial to the Company for the year ended December 31, 2018.
17. Related Parties
For the years ended December 31, 2018, 2017 and 2016, the Company recorded revenues from a related-party customer of $0.4 million, $0.4 million and $0.5 million, respectively.
18. Selected Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the years ended 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$44,534	$47,625	$50,116	$51,703	$54,808	$58,574	$60,541	$67,177
Cost of revenues	22,772	24,328	25,813	26,572	26,977	29,303	30,140	35,435
Gross profit	21,762	23,297	24,303	25,131	27,831	29,271	30,401	31,742
Operating expenses:
Sales and marketing	9,878	11,096	9,904	10,292	10,966	12,108	11,467	13,583
Research and development	9,651	9,922	10,092	10,673	11,157	11,756	12,904	15,517
General and administrative	8,452	9,268	9,596	9,863	10,296	10,798	11,237	12,659
Acquisition related costs	348	351	270	263	256	258	1,811	1,820
Amortization of acquired intangibles	371	373	369	368	368	368	251	857
Unoccupied lease charges	—	—	—	—	—	658	—	—
Total operating expenses	28,700	31,010	30,231	31,459	33,043	35,946	37,670	44,436
Loss from operations	(6,938)	(7,713)	(5,928)	(6,328)	(5,212)	(6,675)	(7,269)	(12,694)
Total other income (expense), net	34	109	149	137	(1,023)	(2,105)	(1,877)	(2,345)
Loss before income taxes	(6,904)	(7,604)	(5,779)	(6,191)	(6,235)	(8,780)	(9,146)	(15,039)
Benefit from (provision for) income taxes	(136)	(217)	(3)	670	187	153	287	3,176
Net loss	$(7,040)	$(7,821)	$(5,782)	$(5,521)	$(6,048)	$(8,627)	$(8,859)	$(11,863)
Net loss per common share, basic and diluted	$(0.17)	$(0.19)	$(0.14)	$(0.13)	$(0.14)	$(0.20)	$(0.21)	$(0.27)