Form 10-Q
period 2019-03-31
Q2 Holdings, Inc.
filed 2019-05-08
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 001-36350
Q2 Holdings, Inc.
Exact Name of Registrant as Specified in its Charter

Delaware	20-27066637
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

13785 Research Blvd., Suite 150 Austin, Texas	78750
Address of Principal Executive Offices	Zip Code
(512) 275-0072
Registrant's Telephone Number, Including Area Code
Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QTWO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,191,203 shares of Common Stock, $0.0001 par value per share as of April 30, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,542	$108,341
Restricted cash	1,815	1,815
Investments	53,971	68,979
Accounts receivable, net	19,549	19,668
Contract assets, current portion	654	598
Prepaid expenses and other current assets	6,464	3,983
Deferred solution and other costs, current portion	11,169	10,501
Deferred implementation costs, current portion	5,011	4,427
Total current assets	209,175	218,312
Property and equipment, net	40,715	34,994
Right of use assets	25,410	—
Deferred solution and other costs, net of current portion	22,004	16,761
Deferred implementation costs, net of current portion	11,055	9,948
Intangible assets, net	60,254	63,296
Goodwill	107,857	107,907
Contract assets, net of current portion	11,228	10,272
Other long-term assets	2,709	2,230
Total assets	$490,407	$463,720
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,254	$9,169
Accrued liabilities	11,425	9,329
Accrued compensation	26,602	12,652
Deferred revenues, current portion	45,246	42,531
Lease liabilities, current portion	6,898	—
Total current liabilities	100,425	73,681
Convertible notes, net of current portion	185,266	182,723
Deferred revenues, net of current portion	24,202	23,063
Deferred rent, net of current portion	—	8,151
Lease liabilities, net of current portion	27,644	—
Other long-term liabilities	477	17,202
Total liabilities	338,014	304,820
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 44,116 issued and outstanding as of March 31, 2019 and 43,535 shares issued and outstanding as of December 31, 2018	4	4
Additional paid-in capital	344,033	331,355
Accumulated other comprehensive income/(loss)	89	(37)
Accumulated deficit	(191,733)	(172,422)
Total stockholders' equity	152,393	158,900
Total liabilities and stockholders' equity	$490,407	$463,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$71,296	$54,808
Cost of revenues(1)	37,184	26,977
Gross profit	34,112	27,831
Operating expenses:
Sales and marketing(1)	15,805	10,966
Research and development(1)	17,657	11,157
General and administrative(1)	13,860	10,296
Acquisition related costs	2,718	256
Amortization of acquired intangibles	1,215	368
Total operating expenses	51,255	33,043
Loss from operations	(17,143)	(5,212)
Other income (expense):
Interest and other income	807	199
Interest and other expense	(3,014)	(1,222)
Total other income (expense), net	(2,207)	(1,023)
Loss before income taxes	(19,350)	(6,235)
Benefit from income taxes	39	187
Net loss	$(19,311)	$(6,048)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	113	(24)
Foreign currency translation adjustment	12	—
Comprehensive loss	$(19,186)	$(6,072)
Net loss per common share, basic and diluted	$(0.44)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	43,773	42,170
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$1,548	$1,015
Sales and marketing	1,806	1,226
Research and development	2,012	1,356
General and administrative	3,530	2,498
Total stock-based compensation expenses	$8,896	$6,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	41,967	$4	$(855)	$259,726	$(139)	$(152,114)	$106,622
Stock-based compensation	—	—	—	6,165	—	—	6,165
Exercise of stock options	268	—	—	2,761	—	—	2,761
Shares acquired to settle the exercise of stock options	(1)	—	(62)	—	—	—	(62)
Shares issued for the vesting of restricted stock awards	171	—	—	—	—	—	—
Retirement of treasury stock	—	—	917	(164)	—	(753)	—
Equity component of convertible senior notes, less issuance costs	—	—	—	48,919	—	—	48,919
Purchase of convertible notes hedges	—	—	—	(41,699)	—	—	(41,699)
Issuance of warrants	—	—	—	22,379	—	—	22,379
Cumulative effect of the adoption of new accounting standard	—	—	—	—	—	15,842	15,842
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,048)	(6,048)
Balance at March 31, 2018	42,405	$4	$—	$298,087	$(163)	$(143,073)	$154,855

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,535	$4	$—	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation	—	—	—	9,154	—	—	9,154
Exercise of stock options	272	—	—	3,741	—	—	3,741
Shares acquired to settle the exercise of stock options	(3)	—	—	(217)	—	—	(217)
Shares issued for the vesting of restricted awards	312	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(19,311)	(19,311)
Balance at March 31, 2019	44,116	$4	$—	$344,033	$89	$(191,733)	$152,393

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,311)	$(6,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	1,464	2,218
Depreciation and amortization	5,821	3,878
Amortization of debt issuance costs	250	123
Amortization of debt discount	2,298	1,099
Amortization of premiums on investments	(84)	56
Stock-based compensation expenses	9,154	6,095
Deferred income taxes	133	36
Allowance for sales credits	76	22
Changes in operating assets and liabilities:
Accounts receivable, net	43	(3,717)
Prepaid expenses and other current assets	(2,385)	(1,727)
Deferred solution and other costs	(7,313)	(3,493)
Deferred implementation costs	(1,752)	(1,181)
Contract assets	(1,012)	(816)
Other long-term assets	1,192	(220)
Accounts payable	1,439	(1,054)
Accrued liabilities	(3,010)	(4,307)
Deferred revenues	3,853	2,250
Deferred rent and other long-term liabilities	(1,742)	(317)
Net cash used in operating activities	(10,886)	(7,103)
Cash flows from investing activities:
Purchases of investments	(9,662)	—
Maturities of investments	24,866	2,901
Purchases of property and equipment	(5,545)	(5,396)
Business combinations and asset acquisitions, net of cash acquired	—	(150)
Net cash provided by (used in) investing activities	9,659	(2,645)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	223,675
Purchase of convertible notes bond hedge	—	(41,699)
Proceeds from issuance of warrants	—	22,379
Proceeds from exercise of stock options to purchase common stock	3,428	2,843
Net cash provided by financing activities	3,428	207,198
Net increase in cash, cash equivalents, and restricted cash	2,201	197,450
Cash, cash equivalents, and restricted cash, beginning of period	110,156	60,276
Cash, cash equivalents, and restricted cash, end of period	$112,357	$257,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$863	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(217)	$(62)

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2019 and 2018. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2019 and December 31, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenues (contract liabilities). Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $3.2 million were included in the accounts receivable balance at each of March 31, 2019 and December 31, 2018.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of March 31, 2019 and December 31, 2018, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.4 million at each of March 31, 2019 and December 31, 2018.

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
The net increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $19.6 million partially offset by the recognition of $12.9 million of revenue that was included in the deferred revenue balance at December 31, 2018 and a $2.8 million decrease from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On March 31, 2019, the Company had $893.2 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 49% percent of its remaining performance obligations as revenue in the next 24 months, an additional 40% percent in the next 25 to 48 months, and the balance thereafter.
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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheet. The Company capitalized implementation costs in the amount of $3.2 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively, and recognized $1.5 million and $1.3 million of amortization during the three months ended March 31, 2019 and 2018, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $5.5 million and $1.6 million in deferred commissions costs during the three months ended March 31, 2019 and 2018, respectively, and recognized $1.4 million and $0.9 million of amortization during the three months ended March 31, 2019 and 2018, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.
In connection with the Company's acquisitions and asset purchase discussed in Note 3 - Business Combinations, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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
The following tables disaggregate the Company's revenue by major source:

	Three Months Ended March 31, 2019
	Subscription	Transactional	Services and Other	Condensed Consolidated
Total Revenues	$50,099	$11,523	$9,674	$71,296

	Three Months Ended March 31, 2018
	Subscription	Transactional	Services and Other	Condensed Consolidated
Total Revenues	$38,203	$8,617	$7,988	$54,808
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are distinct separately by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that outside the North American banking market, the implementation services for its lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements as the related implementation services are performed.

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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of March 31, 2019.
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
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company capitalized no software development costs in the three months ended March 31, 2019 and 2018. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended March 31, 2019 and 2018.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that cliff vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of March 31, 2019 the Company had no finance leases.
 Operating lease assets are included on the Company's condensed consolidated balance sheets in non-current assets as a right-of-use asset, or ROU, and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's condensed consolidated balance sheets in current liabilities for the portion that is due within 12 months and in non-current liabilities for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
 ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The ROU asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. As of March 31, 2019, the estimated fair value of the contingent consideration related to the potential earnout payment utilizing the Monte Carlo simulation method under the the option pricing model was $19.2 million, and this amount is recorded in other accrued compensation in the condensed consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2019 the Company has unrecognized tax benefits of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(19,311)	$(6,048)
Denominator:
Weighted-average common shares outstanding, basic and diluted	43,773	42,170
Net loss per common share, basic and diluted	$(0.44)	$(0.14)
Due to net losses for the three months ended March 31, 2019 and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2019	2018
Stock options, restricted stock units, and market stock units	4,781	5,458
Shares related to the Convertible Notes	326	—
	5,107	5,458

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Because the Company has the intention and ability to settle the principal amount of its Convertible Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the Convertible Notes. The warrants issued by the Company in connection with its Convertible Note financing, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempt entities from disclosing the effect of the change for the interim period. The Company adopted the standard effective January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows the Company to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on our balance sheet at the date of adoption. The standard had no impact on the Company's condensed consolidated statement of comprehensive loss or the condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of and approach to adopting this new accounting guidance and does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning in its first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three months ended March 31, 2019.

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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. To the extent not utilized, the CL Escrow Amount shall be paid to the former stockholders of Cloud Lending at the end of the 18 month period unless there are any unresolved claims remaining at that time.
Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. As of March 31, 2019, the estimated fair value of the contingent consideration related to the potential earnout payment was $19.2 million, which is recorded in accrued compensation on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statement of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. The Company recognized $0.1 million under these agreements in compensation expense which is included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019.
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
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
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. The Company recognized $0.1 million under these agreements in compensation expense which is included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2019:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$65,385	$65,385	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
U.S. government agency bonds	$12,266	$—	$12,266	$—
Corporate bonds and commercial paper	40,491	—	40,491	—
Certificates of deposit	1,214	—	1,214	—
	$53,971	$—	$53,971	$—

Liabilities
Other long-term liabilities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$19,228	$—	$—	$19,228

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$54,559	$54,559	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
U.S. government agency bonds	$22,293	$—	$22,293	$—
Corporate bonds and commercial paper	44,734	—	44,734	—
Certificates of deposit	1,952	—	1,952	—
	$68,979	$—	$68,979	$—

Liabilities
Other long-term liabilities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$16,862	$—	$—	$16,862
The Company determines the fair value of its investment holdings based on pricing from its pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level II inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level I inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level II inputs).
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and are adjusted to fair value at each reporting period. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The fair value of the contingent consideration increased by $2.4 million during the three months ended March 31, 2019. This increase was mainly attributable to the change in the assumed discount period and rate as a result of the passage of time. The Company's contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2019 and December 31, 2018 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of March 31, 2019 and December 31, 2018, the Company's cash was $45.2 million and $53.8 million, respectively.
A summary of the Company's cash equivalents and investments as of March 31, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$65,385	$—	$—	$65,385

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$12,280	$—	$(14)	$12,266
Corporate bonds and commercial paper	40,479	22	(10)	40,491
Certificates of deposit	1,214	—	—	1,214
	$53,973	$22	$(24)	$53,971
A summary of the Company's cash equivalents and investments as of December 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,559	$—	$—	$54,559

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$22,330	$—	$(37)	$22,293
Corporate bonds and commercial paper	44,812	—	(78)	44,734
Certificates of deposit	1,952	—	—	1,952
	$69,094	$—	$(115)	$68,979
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2019	December 31, 2018
Due within one year or less	$39,276	$61,514
Due after one year through five years	14,695	7,465
	$53,971	$68,979
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of March 31, 2019.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$12,280	$(14)	$12,266
Corporate bonds and commercial paper	22,951	(10)	22,941
	$35,231	$(24)	$35,207
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$22,330	$(37)	$22,293
Corporate bonds and commercial paper	44,812	(78)	44,734
	$67,142	$(115)	$67,027
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $107.9 million as of March 31, 2019 and December 31, 2018. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2018, the Company completed the acquisitions of Cloud Lending and Gro, and during 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2018. No impairment of goodwill was identified during 2018, nor has any impairment of goodwill been recorded to date.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019			As of December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,640	$(2,669)	$7,971	$10,640	$(2,148)	$8,492
Non-compete agreements	2,064	(770)	1,294	2,064	(668)	1,396
Trademarks	11,935	(2,622)	9,313	11,935	(2,350)	9,585
Acquired technology	53,183	(13,971)	39,212	53,183	(12,030)	41,153
Assembled workforce	79	(58)	21	79	(51)	28
Capitalized software development costs	3,975	(1,532)	2,443	3,975	(1,333)	2,642
	$81,876	$(21,622)	$60,254	$81,876	$(18,580)	$63,296
The Company recorded intangible assets from the business combinations and asset acquisition discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $1.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, and amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $1.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
Gross capitalized software development costs were $4.0 million as of March 31, 2019 and December 31, 2018. During the year ended 2017, all of the products related to capitalized software development costs reached general release, and the Company commenced amortization of these costs. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended March 31, 2019 and 2018. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney Australia; London, United Kingdom; and Amsterdam, Netherlands. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The remaining associated lease liability of $0.1 million is recorded in other long-term liabilities, on the accompanying condensed consolidated balance sheet at March 31, 2019. The Company believes its current facilities will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.2 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The components of lease costs, lease term and discount rate were as follows:

Operating Leases

Lease expense:
Operating lease expense	$1,597
Sublease income	(153)
Total lease expense	$1,444

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,894
Right-of-use assets obtained in exchange for new operating lease liabilities as of January 1, 2019	$26,972
Weighted-average remaining lease term - operating leases	7.7 years
Weighted-average discount rate - operating leases	5.5%
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2019 were as follows:

Operating Leases
Year Ended December 31,
2019 (from April 1 to December 31)	$5,455
2020	6,537
2021	5,190
2022	4,708
2023	4,438
Thereafter	16,871
Total lease payments	$43,199
Less: present value discount	(8,657)
Present value of lease liabilities	$34,542

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

Contractual Commitments
Year Ended December 31,
2019 (from April 1 to December 31)	$10,526
2020	13,909
2021	12,209
2022	12,136
2023	239,325
Thereafter	—
Total commitments	$288,105
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
If a fundamental change (as defined in the relevant indenture governing the Convertible Notes) occurs prior to the maturity date, holders of each of the Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2019, the Convertible Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion option. The effective interest rate for the liability component was 5.875%. The liability component of the Convertible Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The Convertible Notes consist of the following:

As of March 31, 2019
Liability component:
Principal	$230,000
Unamortized debt discount	(40,492)
Unamortized debt issuance costs	(4,242)
Net carrying amount	185,266

Equity component
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table sets forth total interest expense recognized related to the Convertible Notes:

Three Months Ended March 31, 2019
Contractual interest expense	$437
Amortization of debt issuance costs	250
Amortization of debt discount	2,298
Total	$2,985
As of March 31, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.9 years.
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
As of December 31, 2018, a total of 9,186 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2019, 1,959 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2019, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2019 a total of 11,145 shares were allocated for issuance under the 2014 Plan. As of March 31, 2019, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 4,143 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

market stock units, 602 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 4,898 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2019, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the three months ended March 31, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2019	2,654	$19.72
Granted	—	—
Exercised	(272)	13.77
Forfeited	—	—
Balance as of March 31, 2019	2,382	$20.40
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	1,937	$43.50
Granted	315	67.05
Vested	(234)	34.09
Forfeited	(34)	48.26
Nonvested as of March 31, 2019	1,984	$48.26
Market Stock Units
Market stock unit activity during the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	260	$21.98
Granted	233	29.75
Vested	(78)	12.64
Forfeited	—	—
Nonvested as of March 31, 2019	415	$28.09

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

10. Income Taxes
In accordance with applicable accounting guidance, the income tax benefit for the three months ended March 31, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's benefit from income taxes reflected an effective tax rate of approximately 0.2% and 3.0% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for most of the amount of its deferred tax assets, as it is not more likely than not that any future benefit from deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards will be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
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
The Company has unrecognized tax benefits as of March 31, 2019 of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months. The Company's tax years 2015 through 2018 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2013 return is currently under examination by Texas, and the Company expects no material tax adjustments related to the examination. The Company is not currently under examination by any other taxing jurisdiction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
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
We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our revenues are derived from customers which host our solutions in their own data centers under term license and maintenance agreements. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more consumer or commercial users registered on our digital banking platform, or Registered Users on our solutions. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that Registered Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of Registered Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
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
We believe we have a significant opportunity to continue to grow our business, and we continue to invest across our organization to increase our revenues and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
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
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of RCFIs as well as the needs of Alt-FIs and FinTechs. In addition to our acquisitions of Centrix and Social Money in 2015, on October 15, 2018, we completed our acquisition of Cloud Lending, Inc., or Cloud Lending, a provider of an end-to-end digital lending and leasing platform and on November 30, 2018, we completed our acquisition of Gro Solutions, Inc., or Gro, a provider of digital account opening and digital sales and marketing solutions for financial institutions. Our solutions now include a broad range of services and experiences including corporate banking, regulatory and compliance, digital lending and leasing, BaaS and digital account opening and sales and marketing solutions both in the U.S. and internationally.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. Our Installed Customers had approximately 12.8 million, 10.4 million and 8.6 million Registered Users as of December 31, 2018, 2017 and 2016, respectively. Registered Users at March 31, 2019 were 13.1 million compared to 10.9 million at March 31, 2018.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(19,311)	$(6,048)
Depreciation and amortization	5,821	3,878
Stock-based compensation expense	8,896	6,095
Benefit from income taxes	(39)	(187)
Interest and other (income) expense, net	2,178	1,023
Acquisition related costs	2,718	256
Adjusted EBITDA	$263	$5,017
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
Acquisition Related Costs
Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses which are recognized as earned, changes in fair value of the contingent consideration related to potential acquisition earnout payments and various legal and professional service expenses incurred in connection with the acquisitions, which were recognized when incurred.
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
Benefit from Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill, income tax expense from foreign operations, and the release of valuation allowance resulting in deferred tax benefits relating to acquired net deferred tax liabilities.

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$71,296	$54,808
Cost of revenues(1)(2)	37,184	26,977
Gross profit	34,112	27,831
Operating expenses:
Sales and marketing(2)	15,805	10,966
Research and development(2)	17,657	11,157
General and administrative(2)	13,860	10,296
Acquisition related costs	2,718	256
Amortization of acquired intangibles	1,215	368
Total operating expenses	51,255	33,043
Loss from operations	(17,143)	(5,212)
Total other income (expense), net	(2,207)	(1,023)
Loss before income taxes	(19,350)	(6,235)
Benefit from income taxes	39	187
Net loss	$(19,311)	$(6,048)
_______________________________________________________________________________

(1)	Includes amortization of acquired technology of $1.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$1,548	$1,015
Sales and marketing	1,806	1,226
Research and development	2,012	1,356
General and administrative	3,530	2,498
Total stock-based compensation expenses	$8,896	$6,095

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of revenues(1)(2)	52.2	49.2
Gross profit	47.8	50.8
Operating expenses:
Sales and marketing(2)	22.2	20.0
Research and development(2)	24.8	20.4
General and administrative(2)	19.4	18.8
Acquisition related costs	3.8	0.5
Amortization of acquired intangibles	1.7	0.7
Total operating expenses	71.9	60.3
Loss from operations	(24.0)	(9.5)
Total other income (expense), net	(3.1)	(1.9)
Loss before income taxes	(27.1)	(11.4)
Benefit from income taxes	0.1	0.3
Net loss	(27.0)%	(11.0)%
______________________________________________________________________________

(1)	Includes amortization of acquired technology of 2.3% and 1.7% for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	2.2%	1.9%
Sales and marketing	2.5	2.2
Research and development	2.8	2.5
General and administrative	5.0	4.6
Total stock-based compensation expenses	12.5%	11.1%
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Revenues	$71,296	$54,808	$16,488	30.1%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Revenues increased by $16.5 million, or 30.1%, from $54.8 million for the three months ended March 31, 2018 to $71.3 million for the three months ended March 31, 2019. This increase in revenue was primarily attributable to a $10.1 million increase from the sale of additional solutions to new and existing customers and the growth in new Registered Users from new and existing customers. In addition, $3.5 million of the increase was generated from the businesses acquired in the fourth quarter of 2018 and $2.9 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Cost of revenues	$37,184	$26,977	$10,207	37.8%
Percentage of revenues	52.2%	49.2%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Cost of revenues increased by $10.2 million, or 37.8%, from $27.0 million for the three months ended March 31, 2018 to $37.2 million for the three months ended March 31, 2019. This increase was attributable to a $4.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $2.6 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.5 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.7 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from existing and new customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.7 million increase in amortization of acquired customer technology resulting from the businesses acquired in 2018, a $0.6 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, and a $0.3 million increase in travel related and other discretionary expenses.
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

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Sales and marketing	$15,805	$10,966	$4,839	44.1%
Percentage of revenues	22.2%	20.0%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Sales and marketing expenses increased by $4.8 million, or 44.1%, from $11.0 million for the three months ended March 31, 2018 to $15.8 million for the three months ended March 31, 2019. This increase was primarily attributable to a $3.9 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.5 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.6 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.6 million increase in travel related expenses, and a $0.4 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Research and Development

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Research and development	$17,657	$11,157	$6,500	58.3%
Percentage of revenues	24.8%	20.4%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Research and development expenses increased by $6.5 million, or 58.3%, from $11.2 million for the three months ended March 31, 2018 to $17.7 million for the three months ended March 31, 2019. This increase was primarily attributable to a $5.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.0 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.7 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.6 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.2 million increase in travel related expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
General and administrative	$13,860	$10,296	$3,564	34.6%
Percentage of revenues	19.4%	18.8%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. General and administrative expenses increased by $3.6 million, or 34.6%, from $10.3 million for the three months ended March 31, 2018 to $13.9 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to a

$3.0 million increase in personnel costs to support the growth of our business, which included a $1.0 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price, and a $0.7 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.3 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, and a $0.2 million increase in travel related expenses.
General and administrative expenses include costs to comply with regulations governing public companies, costs of directors' and officers' liability insurance, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Acquisition related costs	$2,718	$256	$2,462	961.7%
Percentage of revenues	3.8%	0.5%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Acquisition related costs increased by $2.5 million, or 961.7%, from $0.3 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. The expense for the three months ended March 31, 2019 included a $2.4 million increase for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated on October 15, 2018 and $0.3 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018 while the expense for the three months ended March 31, 2018 was comprised solely of compensation expense related to the retention bonuses for employees of companies acquired in 2015. The final retention bonuses related to the companies acquired in 2015 were paid out in the third quarter of 2018.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Amortization of acquired intangibles	$1,215	$368	$847	230.2%
Percentage of revenues	1.7%	0.7%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Amortization of acquired intangibles increased by $0.8 million, or 230.2%, from $0.4 million for the three months ended March 31, 2018 to $1.2 million for the three months ended March 31, 2019 as a result of the intangibles acquired in the Cloud Lending and Gro acquisitions in the fourth quarter of 2018. The acquired intangible assets are also related to our asset purchase in 2017 and our business combinations in 2015. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2019	2018	$	(%)
Total other income (expense), net	$(2,207)	$(1,023)	$(1,184)	(115.7)%
Percentage of revenues	(3.1)%	(1.9)%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Total other income (expense), net decreased by $1.2 million from expense of $1.0 million for the three months ended March 31, 2018 to an expense of $2.2 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2019 consists of $3.0 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our Convertible Notes issued in February 2018, partially offset by $0.8 million of interest income earned on cash, cash equivalents, and investments.

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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, follow-on offerings, cash flows from operations and our February 2018 Convertible Note financing. At March 31, 2019, our principal sources of liquidity were cash, cash equivalents and investments of $164.5 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(10,886)	$(7,103)
Investing activities	9,659	(2,645)
Financing activities	3,428	207,198
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,201	$197,450
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by the amount and timing of customer receipts and vendor payments, fair value re-measurement related to contingent earnout payment liabilities and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the three months ended March 31, 2019, our net cash and cash equivalents used in operating activities were $10.9 million, which consisted of a net loss of $19.3 million and cash outflows from changes in operating assets and liabilities of $10.7 million, partially offset by non-cash adjustments of $19.1 million. Cash outflows were the result of a $9.1 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $3.0 million decrease in accrued liabilities driven primarily by the payment of annual bonuses during the first quarter, a $2.4 million increase in prepaid and other current assets related to various prepaid expenses, a $1.7 million decrease in other long-term liabilities, and a $1.0 million increase in contract assets. Cash inflows were the result of a $3.9 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $1.4 million increase in accounts payable due to timing of payments in support of our expanding customer base, and a $1.2 million decrease in other long-term assets. Non-cash items consisted primarily of $9.2 million of stock-based compensation expense, $5.8 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $2.5 million in amortization of the Convertible Notes discount and related debt issuance costs, and $1.5 million of amortization of deferred implementation and deferred solution and other costs.
For the three months ended March 31, 2018, our net cash and cash equivalents used in operating activities were $7.1 million, which consisted of a net loss of $6.0 million and cash outflows from changes in operating assets and liabilities of $14.6 million, partially offset by non-cash adjustments of $13.5 million. Cash outflows were the result of a $4.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.3 million decrease in accrued liabilities mainly from the payment of annual bonuses, a $3.7 million increase in accounts receivable due to the timing of billings and customer payments, a $1.7 million increase in prepaid and other current assets related to various prepaid expenses, a $1.1 million decrease in accounts payable due to timing of payments, $0.8 million in contract assets added as a result of the adoption of Topic 606, and a $0.5 million net increase in other long-term assets and long-term liabilities. Cash inflows were the result of a $2.3 million increase in deferred revenue due to payments and deposits received from customers prior to the delivery of the related performance obligations. Non-cash items consisted primarily of $6.1 million of stock-based compensation expense, $3.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $2.2 million of amortization of deferred implementation and deferred solution and other costs, $1.2 million in amortization of Convertible Notes discount and related debt issuance costs, and $0.1 million of other non-cash items.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the three months ended March 31, 2019, net cash provided by investing activities was $9.7 million, consisting primarily of $24.9 million from maturities of investments, partially offset by $9.7 million for the purchase of investments, and $5.5 million for the purchase of property and equipment.
For the three months ended March 31, 2018, net cash used in investing activities was $2.6 million, consisting primarily of $5.4 million for the purchase of property and equipment and $0.2 million for release of the hold back from the asset purchase in 2017, partially offset by $2.9 million from maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our February 2018 Convertible Note financing, net proceeds from exercises of options to purchase our common stock, as well as payments on financing obligations.
For the three months ended March 31, 2019, net cash provided by financing activities of $3.4 million was related to cash received from the exercise of stock options.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2019, and subsequent to March 31, 2019, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and

Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
The following table summarizes our contractual obligations and commitments at March 31, 2019 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$1,725	$5,175	$230,863	$—	$237,763
Operating lease obligations	7,151	11,199	9,027	15,822	43,199
Purchase commitments	14,155	21,883	14,306	—	50,344
	$23,031	$38,257	$254,196	$15,822	$331,306
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempts entities from disclosing the effect of the change for the interim period. We adopted the standard effective January 1, 2019 and we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows us to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on our balance sheet at the date of adoption. The standard had no impact on our condensed consolidated statement of comprehensive loss or our condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities , and other instruments will reflect our current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting this new accounting guidance and do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective beginning in our first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three months ended March 31, 2019.
Critical Accounting Policies and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Revenue recognition;

•	Contract balances;

•	Accounts receivable;

•	Deferred revenues;

•	Deferred implementation costs;

•	Deferred solution and other costs;

•	Stock-based compensation;

•	Convertible senior notes;

•	Purchase price allocation, intangible assets and goodwill;

•	Capitalization of software development costs;

•	Leases;

•	Contingent consideration; and

•	Income taxes.
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
During the three months ended March 31, 2019, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
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

Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of March 31, 2019, we had an outstanding principal amount of $230.0 million of Convertible Notes, which have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2019 or 2018, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2019, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of March 31, 2019, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relative low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
        Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2019	—	$—	$—	$—
February 1 - 28, 2019	804	67.18	—	—
March 1 - 31, 2019	2,392	68.24	—	—
Total	3,196	67.97	$—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 of the Registrant's Form S-1 Registration Statement (Registration No. 333-193911)).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 of the Registrant's Form S-1 Registration Statement (Registration No. 333-193911)).

10.1	**	Form of Amendment to Employment Agreement entered into between the Registrant and each of its executive officers.

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 8, 2019	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 8, 2019	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)