Form 10-Q
period 2019-06-30
Q2 Holdings, Inc.
filed 2019-08-08
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 001-36350
Q2 Holdings, Inc.
Exact Name of Registrant as Specified in its Charter

Delaware		20-2706637
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

13785 Research Blvd.,	Suite 150
Austin,	Texas	78750
Address of Principal Executive Offices		Zip Code
(512) 275-0072
Registrant's Telephone Number, Including Area Code
Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QTWO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,630,382 shares of Common Stock, $0.0001 par value per share as of July 31, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$582,889	$108,341
Restricted cash	2,158	1,815
Investments	34,810	68,979
Accounts receivable, net	26,591	19,668
Contract assets, current portion	771	598
Prepaid expenses and other current assets	5,526	3,983
Deferred solution and other costs, current portion	12,726	10,501
Deferred implementation costs, current portion	4,400	4,427
Total current assets	669,871	218,312
Property and equipment, net	39,732	34,994
Right of use assets	24,444	—
Deferred solution and other costs, net of current portion	22,618	16,761
Deferred implementation costs, net of current portion	13,238	9,948
Intangible assets, net	57,213	63,296
Goodwill	107,857	107,907
Contract assets, net of current portion	13,277	10,272
Other long-term assets	3,532	2,230
Total assets	$951,782	$463,720
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,357	$9,169
Accrued liabilities	10,149	9,329
Accrued compensation	28,427	12,652
Deferred revenues, current portion	46,023	42,531
Lease liabilities, current portion	6,725	—
Total current liabilities	99,681	73,681
Convertible notes, net of current portion	413,890	182,723
Deferred revenues, net of current portion	25,317	23,063
Deferred rent, net of current portion	—	8,151
Lease liabilities, net of current portion	26,533	—
Other long-term liabilities	499	17,202
Total liabilities	565,920	304,820
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 47,570 issued and outstanding as of June 30, 2019 and 43,535 shares issued and outstanding as of December 31, 2018	5	4
Additional paid-in capital	594,757	331,355
Accumulated other comprehensive income/(loss)	164	(37)
Accumulated deficit	(209,064)	(172,422)
Total stockholders' equity	385,862	158,900
Total liabilities and stockholders' equity	$951,782	$463,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$77,646	$58,574	$148,942	$113,382
Cost of revenues(1)	40,052	29,303	77,236	56,280
Gross profit	37,594	29,271	71,706	57,102
Operating expenses:
Sales and marketing(1)	15,866	12,108	31,671	23,074
Research and development(1)	19,118	11,756	36,775	22,913
General and administrative(1)	14,079	10,798	27,939	21,094
Acquisition related costs	1,977	258	4,695	514
Amortization of acquired intangibles	905	368	2,120	736
Unoccupied lease charges	—	658	—	658
Total operating expenses	51,945	35,946	103,200	68,989
Loss from operations	(14,351)	(6,675)	(31,494)	(11,887)
Other income (expense):
Interest and other income	856	755	1,663	954
Interest and other expense	(4,073)	(2,860)	(7,087)	(4,082)
Total other income (expense), net	(3,217)	(2,105)	(5,424)	(3,128)
Loss before income taxes	(17,568)	(8,780)	(36,918)	(15,015)
Benefit from income taxes	237	153	276	340
Net loss	$(17,331)	$(8,627)	$(36,642)	$(14,675)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	97	2	210	(22)
Foreign currency translation adjustment	(22)	—	(10)	—
Comprehensive loss	$(17,256)	$(8,625)	$(36,442)	$(14,697)
Net loss per common share, basic and diluted	$(0.39)	$(0.20)	$(0.83)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	44,978	42,605	44,382	42,389
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$1,428	$1,065	$2,976	$2,080
Sales and marketing	1,596	1,428	3,402	2,654
Research and development	2,473	1,566	4,485	2,922
General and administrative	4,072	2,945	7,602	5,443
Total stock-based compensation expenses	$9,569	$7,004	$18,465	$13,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	41,967	$4	$(855)	$259,726	$(139)	$(152,114)	$106,622
Stock-based compensation expense	—	—	—	6,165	—	—	6,165
Exercise of stock options	268	—	—	2,761	—	—	2,761
Shares acquired to settle the exercise of stock options	(1)	—	(62)	—	—	—	(62)
Shares issued for the vesting of restricted stock awards	171	—	—	—	—	—	—
Retirement of treasury stock	—	—	917	(164)	—	(753)	—
Equity component of convertible senior notes, less issuance costs	—	—	—	48,919	—	—	48,919
Purchase of convertible notes bond hedge	—	—	—	(41,699)	—	—	(41,699)
Issuance of warrants	—	—	—	22,379	—	—	22,379
Cumulative effect of the adoption of new accounting standard	—	—	—	—	—	15,842	15,842
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,048)	(6,048)
Balance at March 31, 2018	42,405	$4	$—	$298,087	$(163)	$(143,073)	$154,855
Stock-based compensation expense	—	—	—	7,087	—	—	7,087
Exercise of stock options	386	—	—	5,023	—	—	5,023
Shares acquired to settle the exercise of stock options	(1)	—	—	(34)	—	—	(34)
Shares issued for the vesting of restricted stock awards	60	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(8,627)	(8,627)
Balance at June 30, 2018	42,850	$4	$—	$310,163	$(161)	$(151,700)	$158,306

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,535	$4	$—	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation expense	—	—	—	9,154	—	—	9,154
Exercise of stock options	272	—	—	3,741	—	—	3,741
Shares acquired to settle the exercise of stock options	(3)	—	—	(217)	—	—	(217)
Shares issued for the vesting of restricted stock awards	312	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(19,311)	(19,311)
Balance at March 31, 2019	44,116	$4	$—	$344,033	$89	$(191,733)	$152,393
Stock-based compensation expense	—	—	—	9,886	—	—	9,886
Exercise of stock options	360	—	—	5,147	—	—	5,147
Shares acquired to settle the exercise of stock options	(3)	—	—	(250)	—	—	(250)
Shares issued for the vesting of restricted stock awards	63	—	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	3,034	1	—	195,186	—	—	195,187
Equity component of convertible senior notes, less issuance costs	—	—	—	81,520	—	—	81,520
Purchase of capped call transactions	—	—	—	(40,765)	—	—	(40,765)
Other comprehensive income	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	(17,331)	(17,331)
Balance at June 30, 2019	47,570	$5	$—	$594,757	$164	$(209,064)	$385,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(36,642)	$(14,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	6,056	4,265
Depreciation and amortization	11,796	7,752
Amortization of debt issuance costs	545	346
Amortization of debt discount	5,230	3,089
Amortization of premiums on investments	183	21
Stock-based compensation expenses	19,040	13,099
Deferred income taxes	(347)	(61)
Allowance for sales credits	114	38
Loss on disposal of long-lived assets	(226)	—
Unoccupied lease charges	—	658
Changes in operating assets and liabilities:
Accounts receivable, net	(7,037)	(13,831)
Prepaid expenses and other current assets	(1,543)	(1,718)
Deferred solution and other costs	(10,864)	(5,965)
Deferred implementation costs	(6,537)	(2,761)
Contract assets	(3,178)	(2,212)
Other long-term assets	2,120	(225)
Accounts payable	(189)	(825)
Accrued liabilities	(70)	(3,312)
Deferred revenues	5,746	(4,295)
Deferred rent and other long-term liabilities	(2,876)	(672)
Net cash used in operating activities	(18,679)	(21,284)
Cash flows from investing activities:
Purchases of investments	(24,778)	(74,389)
Maturities of investments	58,974	14,058
Purchases of property and equipment	(10,864)	(11,154)
Business combinations and asset acquisitions, net of cash acquired	—	(150)
Purchases of intangible assets	(288)	—
Net cash provided by (used in) investing activities	23,044	(71,635)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	195,581	—
Proceeds from issuance of convertible notes, net of issuance costs	307,288	223,185
Purchases of capped call transactions	(40,765)	—
Purchase of convertible notes bond hedge	—	(41,699)
Proceeds from issuance of warrants	—	22,379
Proceeds from exercise of stock options to purchase common stock	8,422	7,831
Net cash provided by financing activities	470,526	211,696
Net increase in cash, cash equivalents, and restricted cash	474,891	118,777
Cash, cash equivalents, and restricted cash, beginning of period	110,156	60,276
Cash, cash equivalents, and restricted cash, end of period	$585,047	$179,053
Supplemental disclosures of cash flow information:
Cash paid for taxes	$161	$130
Cash paid for interest	$863	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(467)	$(96)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. The Company sells its solutions to regional and community financial institutions, alternative finance and leasing companies, and financial technology companies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
Use of Estimates
The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of contingent consideration; fair value of the conversion features of convertible notes; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Cash
Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantee issued in place of the security deposit for the Company's corporate headquarters and various other leases.
Investments
Investments consist primarily of U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2019 and 2018. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2019 and December 31, 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, or contract assets, and deferred revenues, or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenue, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $3.5 million and $3.2 million were included in the accounts receivable balance at June 30, 2019 and December 31, 2018, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of June 30, 2019 and December 31, 2018, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

adjusted as necessary. The allowance for sales credits was $0.5 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively.
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
The net increase in the deferred revenue balance for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $23.0 million partially offset by the recognition of $14.7 million of revenue that was included in the deferred revenue balance at December 31, 2018 and a $2.5 million decrease from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On June 30, 2019, the Company had $917.0 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 49% percent of its remaining performance obligations as revenue in the next 24 months, an additional 40% percent in the next 25 to 48 months, and the balance thereafter.
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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheet. The Company capitalized implementation costs in the amount of $3.1 million and $1.5 million during the three months ended June 30, 2019 and 2018, respectively, and recognized $1.8 million and $1.2 million of amortization during the three months ended June 30, 2019 and 2018, respectively. The Company capitalized implementation costs in the amount of $5.8 million and $3.1 million during the six months ended June 30, 2019 and 2018, respectively, and recognized $3.3 million and $2.4 million of amortization during the six months ended June 30, 2019 and 2018, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $2.8 million and $1.5 million in deferred commissions costs during the three months ended June 30, 2019 and 2018, respectively, and recognized $1.4 million and $0.8 million of amortization during the three months ended June 30, 2019 and 2018, respectively. The Company capitalized $8.3 million and $3.9 million in deferred commissions costs during the six months ended June 30, 2019 and 2018, respectively, and recognized $2.8 million and $1.7 million of amortization during the six months ended June 30, 2019 and 2018, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
In connection with the Company's acquisitions discussed in Note 3 - Business Combinations, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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
The following tables disaggregate the Company's revenue by major source:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscription	$54,086	$41,164	$104,185	$79,367
Transactional	12,190	8,902	23,713	17,519
Services and Other	11,370	8,508	21,044	16,496
Total Revenues	$77,646	$58,574	$148,942	$113,382
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
Services and Other Revenues
Implementation services are required for each new digital banking and lending and leasing platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services are billed upfront and recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company partners with third-party professional system integrators to support the installation and configuration process for its digital lending and leasing solutions, and therefore, the Company has determined that these services qualify as a separate performance obligation in certain markets and geographies, and the upfront implementation services for these agreements are recognized upon completion of the services.
Professional services revenues, which primarily consist of training, advisory services, core conversion services, web design, and other general professional services, are generally billed and recognized when delivered.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million for each of the three months ended June 30, 2019 and 2018 and $0.9 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are distinct separately by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that outside the North American banking market, the implementation services for its lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements upon completion of the services.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of June 30, 2019.
Other Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company's solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are insignificant.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's implementation, customer support, data center and customer training personnel, as well as costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company capitalized no software development costs for each of the three and six months ended June 30, 2019 and 2018. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended June 30, 2019 and 2018, and $0.4 million for each of the six months ended June 30, 2019 and 2018.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.4 million for each of the three months ended June 30, 2019 and 2018 and were $0.7 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.
Sales Tax
The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss consists of unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In accounting for the February 2018 convertible note offering, the Company separated each of the 2023 Notes due into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2023 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In accounting for the issuance of the 2026 Notes, the Company separated each of the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2026 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2026 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2026 Notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2026 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of June 30, 2019, the Company had no finance leases.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. As of June 30, 2019, the estimated fair value of the contingent consideration related to the potential earnout payment utilizing the Monte Carlo simulation method under the option pricing model was $20.3 million, and this amount is recorded in other accrued compensation in the condensed consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
Income Taxes
Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a valuation allowance against most of its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2019, the Company has unrecognized tax benefits of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(17,331)	$(8,627)	$(36,642)	$(14,675)
Denominator:
Weighted-average common shares outstanding, basic and diluted	44,978	42,605	44,382	42,389
Net loss per common share, basic and diluted	$(0.39)	$(0.20)	$(0.83)	$(0.35)

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Due to net losses for the three and six months ended June 30, 2019 and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2019	2018
Stock options, restricted stock units, and market stock units	4,238	5,032
Shares related to the 2023 Notes	828	—
	5,066	5,032

Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the 2023 Notes. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share for the 2026 Notes. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempt entities from disclosing the effect of the change for the interim period. The Company adopted the standard effective January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows the Company to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on our balance sheet at the date of adoption. The standard had no impact on the Company's condensed consolidated statement of comprehensive loss or the condensed consolidated statement of cash flows.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning in its first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three and six months ended June 30, 2019.
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
Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. As of June 30, 2019, financial milestones triggering payout on the first measurement date ended June 30, 2019 had not been achieved. The estimated fair value of the contingent consideration related to the potential future earnout payment was $20.3 million, which is recorded in accrued compensation on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statement of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. The Company recognized $0.8 million under these agreements in compensation expense which is included in acquisition related costs and cost of revenues in the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2019 and $1.0 million for the six months ended June 30, 2019.
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18 month period unless there are any unresolved claims remaining at that time.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. The Company recognized $0.1 million under these agreements in compensation expense which is included in acquisition related costs in the condensed consolidated statement of comprehensive loss for the three months ended June 30, 2019 and $0.3 million for the six months ended June 30, 2019.

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2019:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$85,353	$85,353	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
U.S. government agency bonds	$1,508	$—	$1,508	$—
Corporate bonds and commercial paper	32,332	—	32,332	—
Certificates of deposit	970	—	970	—
	$34,810	$—	$34,810	$—

Liabilities
Accrued Compensation:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$20,345	$—	$—	$20,345

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and are adjusted to fair value at each reporting period. The Company's contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The fair value of the contingent consideration increased by $1.1 million during the three months ended June 30, 2019. This increase was mainly attributable to the change in the assumed discount period and rate as a result of the passage of time.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2019 and December 31, 2018 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of June 30, 2019 and December 31, 2018, the Company's cash was $497.5 million and $53.8 million, respectively.
A summary of the Company's cash equivalents and investments as of June 30, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$85,353	$—	$—	$85,353

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$1,510	$—	$(2)	$1,508
Corporate bonds and commercial paper	32,234	104	(6)	32,332
Certificates of deposit	970	—	—	970
	$34,714	$104	$(8)	$34,810
A summary of the Company's cash equivalents and investments as of December 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,559	$—	$—	$54,559

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$22,330	$—	$(37)	$22,293
Corporate bonds and commercial paper	44,812	—	(78)	44,734
Certificates of deposit	1,952	—	—	1,952
	$69,094	$—	$(115)	$68,979

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2019	December 31, 2018
Due within one year or less	$22,077	$61,514
Due after one year through five years	12,733	7,465
	$34,810	$68,979

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of June 30, 2019.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of June 30, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$1,504	$(2)	$1,502
Corporate bonds and commercial paper	2,506	(6)	2,500
	$4,010	$(8)	$4,002

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$22,330	$(37)	$22,293
Corporate bonds and commercial paper	44,812	(78)	44,734
	$67,142	$(115)	$67,027

6. Goodwill and Intangible Assets
The carrying amount of goodwill was $107.9 million as of June 30, 2019 and December 31, 2018. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2018, the Company completed the acquisitions of Cloud Lending and Gro, and during 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2018. No impairment of goodwill was identified during 2018, nor has any impairment of goodwill been recorded to date.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019			As of December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,640	$(3,189)	$7,451	$10,640	$(2,148)	$8,492
Non-compete agreements	2,064	(872)	1,192	2,064	(668)	1,396
Trademarks	11,935	(2,893)	9,042	11,935	(2,350)	9,585
Acquired technology	53,183	(15,913)	37,270	53,183	(12,030)	41,153
Assembled workforce	79	(65)	14	79	(51)	28
Capitalized software development costs	3,975	(1,731)	2,244	3,975	(1,333)	2,642
	$81,876	$(24,663)	$57,213	$81,876	$(18,580)	$63,296

The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $1.9 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $0.9 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.
Gross capitalized software development costs were $4.0 million as of June 30, 2019 and December 31, 2018. During the year ended 2017, all of the products related to capitalized software development costs reached general release, and the Company commenced amortization of these costs. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended June 30, 2019 and 2018, and $0.4 million for each of the six months ended June 30, 2019, and 2018. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney Australia; London, United Kingdom; and Amsterdam, Netherlands. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The remaining associated lease liability of $0.1 million is recorded in other long-term liabilities, on the accompanying condensed consolidated balance sheet at June 30, 2019. The Company believes its current facilities will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.3 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively and $2.5 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$1,584
Sublease income	(153)
Total lease expense	$1,431

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,903
Right-of-use assets obtained in exchange for new operating lease liabilities as of June 30, 2019	$27,516
Weighted-average remaining lease term - operating leases	7.5 years
Weighted-average discount rate - operating leases	5.5%

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2019 were as follows:

Operating Leases
Year Ended December 31,
2019 (from July 1 to December 31)	$3,715
2020	6,786
2021	5,408
2022	4,891
2023	4,502
Thereafter	16,872
Total lease payments	$42,174
Less: present value discount	(8,916)
Present value of lease liabilities	$33,258

Contractual Commitments
The Company has non-cancelable contractual commitments related to the 2023 Notes and the 2026 Notes as well as the related interest, third-party products, co-location fees and other product costs. The Company is party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The interest on the 2023 Notes is payable semi-annually on February 15 and August 15 of each year. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The estimated amounts for usage and other factors are not included within the table below. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2019 (from July 1 to December 31)	$8,730
2020	16,543
2021	14,775
2022	14,507
2023	241,697
Thereafter	322,180
Total commitments	$618,432

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
8. Convertible Senior Notes
0.75% Convertible Notes due 2023
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023. The interest rates for the 2023 Notes are fixed at 0.75% per annum with interest payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. The 2023 Notes mature on February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal of the 2023 Notes will initially be convertible into 17.4292 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $57.38 per share. The initial conversion price for each of the 2023 Notes is subject to adjustment upon the occurrence of certain specified events.
The 2023 Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the 2023 Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current or future subsidiaries.
On or after November 15, 2022, holders may convert all or any portion of their 2023 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2023 Notes.
Holders may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2022 only under the following circumstances:

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

•
during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2023 Notes) occurs prior to the maturity date, holders of each of the 2023 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2023 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2019, the 2023 Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable within the next twelve months is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
In accounting for the transaction costs for the February 2018 convertible note offering, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $5.3 million for the 2023 Notes are being amortized to expense over the expected life the 2023 Notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion feature, totaling $1.5 million for the 2023 Notes were netted with the equity component.
The 2023 Notes consist of the following:

As of June 30, 2019
Liability component:
Principal	$230,000
Unamortized debt discount	(38,151)
Unamortized debt issuance costs	(3,993)
Net carrying amount	187,856

Equity component:
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$431	$431	$868	$647
Amortization of debt issuance costs	250	223	500	346
Amortization of debt discount	2,342	1,990	4,640	3,089
Total	$3,023	$2,644	$6,008	$4,082

As of June 30, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.6 years.
Bond Hedges and Warrants Transactions
Concurrent with the February 2018 convertible note offering, the Company entered into separate convertible notes bond hedges, or Bond Hedges, and Warrants transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the 2023 Notes. The Bond Hedges are call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the 2023 Notes and expires in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
Under the Warrants transaction, the Company issued warrants to acquire, subject to anti-dilution adjustments, up to approximately 4.0 million shares over 80 scheduled trading days beginning on May 15, 2023 at an exercise price of $78.75 per share. If the Warrants are not exercised on their exercise dates, they will expire. Pursuant to the Warrants, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the exercise price of the Warrants of $78.75, the Warrants will have a dilutive effect on the Company's earnings per share, assuming the Company is profitable. The Company received $22.4 million in cash proceeds from the sale of the Warrants.
The Bond Hedges and the Warrants are separate transactions, in each case, entered into by the Company with counterparties, and are not part of the terms of the 2023 Notes and will not affect any holders' rights under the 2023 Notes. The holders of the 2023 Notes will not have any rights with respect to the Bond Hedges or Warrants transactions. The Bond Hedges

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

and Warrants do not meet the criteria for derivative accounting as they are indexed to the Company's stock. The amounts paid for the Bond Hedges and the proceeds received from the sale of the Warrants have been included as a net reduction to additional paid-in capital.
0.75% Convertible Note due 2026
In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026. The interest rates for the 2026 Notes are fixed at 0.75% per annum with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2019. The 2026 Notes mature on June 1, 2026, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal of the 2026 Notes will initially be convertible into 11.2851 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $88.61 per share. The initial conversion price for each of the 2026 Notes is subject to adjustment upon the occurrence of certain specified events.
The 2026 Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, including the 2023 Notes, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current and future subsidiaries.
On or after June 5, 2023, the Company may redeem for cash all or any portion of the notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
On or after March 1, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2026 Notes.
Holders may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2026 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2019, the 2026 Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

payable within the next twelve months is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
In accounting for the transaction costs for the June 2019 convertible note offering, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $6.4 million for the 2026 Notes are being amortized to expense over the expected life the 2026 Notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion feature, totaling $2.9 million for the 2026 Notes were netted with the equity component.
The 2026 Notes consist of the following:

As of June 30, 2019
Liability component:
Principal	$316,250
Unamortized debt discount	(83,822)
Unamortized debt issuance costs	(6,394)
Net carrying amount	226,034

Equity component:
Net allocation of proceeds	84,412
Net issuance costs	(2,892)
Net carrying amount	$81,520

The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	138	$—	138	$—
Amortization of debt issuance costs	45	—	45	—
Amortization of debt discount	590	—	590	—
Total	$773	$—	$773	$—

As of June 30, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 6.9 years.
Capped Calls Transactions
In connection with the June 2019 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls each have an initial strike price of $88.6124 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $139.00 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

9. Stockholders' Equity
On June 10, 2019, the Company completed a registered public offering of 2,637,986 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions. On June 12, 2019, the Company completed the sale of an additional 395,698 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their option to purchase additional shares. The Company sold 2,913,684 of such shares and an existing stockholder sold an aggregate of 120,000 of such shares. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering.
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
As of December 31, 2018, a total of 9,186 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2019, 1,959 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2019, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2019 a total of 11,145 shares were allocated for issuance under the 2014 Plan. As of June 30, 2019, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 4,248 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 706 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 4,897 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2019, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the six months ended June 30, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2019	2,654	$19.72
Granted	—	—
Exercised	(753)	13.42
Forfeited	(46)	40.66
Balance as of June 30, 2019	1,855	$21.77

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	1,937	$43.50
Granted	417	68.10
Vested	(297)	35.70
Forfeited	(89)	46.54
Nonvested as of June 30, 2019	1,968	$49.74

Market Stock Units
Market stock unit activity during the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	260	$21.98
Granted	235	29.76
Vested	(78)	12.64
Forfeited	(2)	26.34
Nonvested as of June 30, 2019	415	$28.09

11. Income Taxes
In accordance with applicable accounting guidance, the income tax benefit for the three months ended June 30, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's benefit from income taxes reflected an effective tax rate of approximately 1.3% and 1.7% for the three months ended June 30, 2019 and 2018, respectively and 0.7% and 2.3% for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019 and 2018, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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
To date, the Company has provided a valuation allowance against most of its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
The Company has unrecognized tax benefits as of June 30, 2019 of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months. The Company's tax years 2015 through 2018 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2013 return is currently under examination by

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Texas, and the Company expects no material tax adjustments related to the examination. The Company is not currently under examination by any other taxing jurisdiction.

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
We believe that financial services providers are best served by a broad, integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the RCFI, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions. We intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
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
Recent Events
On June 10, 2019, we completed a private placement to qualified institutional buyers of $316.3 million in aggregate principal amount of 0.75% Convertible Senior Notes due June 1, 2026, or the 2026 Notes, including $41.3 million in aggregate principal amount of 2026 Notes purchased pursuant to an option to purchase additional notes. The 2026 Notes bear interest at 0.75% per annum, payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2019. In connection with the June 2019 convertible note offering, we entered into capped call transactions with one or more counterparties, or the Capped Calls, with the intention of using the Capped Calls to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock is greater than the strike price of the Capped Calls, with such offset subject to a cap. The June 2019 convertible note offering generated net proceeds to us of approximately $266.2 million, after deducting $9.3 million in offering costs, including $40.8 million to purchase the Capped Calls.
On June 10, 2019, we completed a registered public offering of 2,637,986 shares of our common stock at a price of $69.50 per share, and on June 12, 2019, we completed the sale of an additional 395,698 shares of common stock at $69.50 per share when the underwriters exercised their option to purchase additional shares. The total shares sold in the June 2019 common stock offering and shares sold when underwriters exercised their option included 120,000 shares sold by a selling stockholder and 2,913,684 shares sold by us. The June 2019 common stock offering generated net proceeds to us of approximately $195.2 million, after deducting $8.3 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering, which as of June 30, 2019 included $0.5 million in unpaid offering costs. We did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. Our Installed Customers had approximately 12.8 million, 10.4 million and 8.6 million Registered Users as of December 31, 2018, 2017 and 2016, respectively. Registered Users at June 30, 2019 were 13.6 million compared to 11.4 million at June 30, 2018.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(17,331)	$(8,627)	$(36,642)	$(14,675)
Depreciation and amortization	5,975	3,874	11,796	7,752
Stock-based compensation expense	9,569	7,004	18,465	13,099
Benefit from income taxes	(237)	(153)	(276)	(340)
Interest and other (income) expense, net	3,173	2,105	5,351	3,128
Acquisition related costs	2,048	258	4,766	514
Unoccupied lease charges	—	658	—	658
Adjusted EBITDA	$3,197	$5,119	$3,460	$10,136

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based services, transaction revenue from bill-pay solutions, as well as revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize the software license revenue once the customer obtains control of the license and the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
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
We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are considered to be recoverable from future revenues. We amortize the costs for a particular implementation once revenue recognition commences, and we amortize those implementation costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead.
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
Sales and marketing expenses are also impacted by the timing of significant marketing programs such as our annual client conference, which we typically hold during the second quarter. We plan to continue investing in sales and marketing by increasing our number of sales and marketing personnel and expanding our sales and marketing activities. We believe these investments will help us build brand awareness, add new customers and expand sales to our existing customers as they continue to buy more solutions from us, the number of End Users utilizing our solutions grows and those End Users increase the number of transactions they perform on our solutions.
Research and Development
We believe that continuing to improve and enhance our solutions is essential to maintaining our reputation for innovation and growing our customer base and revenues. Research and development expenses include salaries and personnel-related costs, including employee benefits, bonuses and stock-based compensation, third-party contractor expenses, software development costs, allocated overhead and other related expenses incurred in developing new solutions and enhancing existing solutions. Research and development expenses are expensed as incurred.
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet.
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include consulting and professional fees, insurance and travel. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
Acquisition Related Costs
Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses, which are recognized as earned, changes in fair value of the contingent consideration related to potential acquisition earnout payments and various legal and professional service expenses incurred in connection with the acquisitions, which are recognized when incurred.
Amortization of Acquired Intangibles
Amortization of acquired intangibles represents the amortization of intangibles recorded in connection with our business acquisitions which are amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, and our convertible notes issued in June 2019, or 2026 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Benefit from Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill, and income tax expense from foreign operations.

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$77,646	$58,574	$148,942	$113,382
Cost of revenues(1)(2)	40,052	29,303	77,236	56,280
Gross profit	37,594	29,271	71,706	57,102
Operating expenses:
Sales and marketing(2)	15,866	12,108	31,671	23,074
Research and development(2)	19,118	11,756	36,775	22,913
General and administrative(2)	14,079	10,798	27,939	21,094
Acquisition related costs	1,977	258	4,695	514
Amortization of acquired intangibles	905	368	2,120	736
Unoccupied lease charges(3)	—	658	—	658
Total operating expenses	51,945	35,946	103,200	68,989
Loss from operations	(14,351)	(6,675)	(31,494)	(11,887)
Total other income (expense), net	(3,217)	(2,105)	(5,424)	(3,128)
Loss before income taxes	(17,568)	(8,780)	(36,918)	(15,015)
Benefit from income taxes	237	153	276	340
Net loss	$(17,331)	$(8,627)	$(36,642)	$(14,675)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $1.9 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$1,428	$1,065	$2,976	$2,080
Sales and marketing	1,596	1,428	3,402	2,654
Research and development	2,473	1,566	4,485	2,922
General and administrative	4,072	2,945	7,602	5,443
Total stock-based compensation expenses	$9,569	$7,004	$18,465	$13,099

(3)	Unoccupied lease charges include costs related to the early exit from a portion of our south Austin facility, partially offset by anticipated sublease income from that facility.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	51.6	50.0	51.9	49.6
Gross profit	48.4	50.0	48.1	50.4
Operating expenses:
Sales and marketing(2)	20.4	20.7	21.3	20.4
Research and development(2)	24.6	20.1	24.7	20.2
General and administrative(2)	18.1	18.4	18.8	18.6
Acquisition related costs	2.5	0.4	3.2	0.5
Amortization of acquired intangibles	1.2	0.6	1.4	0.6
Unoccupied lease charges(3)	—	1.1	—	0.6
Total operating expenses	66.9	61.4	69.3	60.8
Loss from operations	(18.5)	(11.4)	(21.1)	(10.5)
Total other income (expense), net	(4.1)	(3.6)	(3.6)	(2.8)
Loss before income taxes	(22.6)	(15.0)	(24.7)	(13.3)
Benefit from income taxes	0.3	0.3	0.2	0.3
Net loss	(22.3)%	(14.7)%	(24.6)%	(12.9)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 2.5% and 1.6% for the three months ended June 30, 2019 and 2018, respectively, and 2.4% and 1.6% for the six months ended June 30, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	1.8%	1.8%	2.0%	1.8%
Sales and marketing	2.1	2.4	2.3	2.3
Research and development	3.2	2.7	3.0	2.6
General and administrative	5.2	5.0	5.1	4.8
Total stock-based compensation expenses	12.3%	12.0%	12.4%	11.6%

(3)	Unoccupied lease charges include costs related to the early exit from a portion of our South Austin facility, partially offset by anticipated sublease income from that facility.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Revenues	$77,646	$58,574	$19,072	32.6%	$148,942	$113,382	$35,560	31.4%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Revenues increased by $19.1 million, or 32.6%, from $58.6 million for the three months ended June 30, 2018 to $77.6 million for the three months ended June 30, 2019. This increase in revenue was primarily attributable to a $11.4 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $4.3 million of the increase was generated from the businesses acquired in the fourth quarter of 2018 and $3.3 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Revenues increased by $35.6 million, or 31.4%, from $113.4 million for the six months ended June 30, 2018 to $148.9 million for the six months ended June 30, 2019. This increase in revenue was primarily attributable to a $21.5 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $7.8 million of the increase was generated from the businesses acquired in the fourth quarter of 2018 and $6.2 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Cost of revenues	$40,052	$29,303	$10,749	36.7%	$77,236	$56,280	$20,956	37.2%
Percentage of revenues	51.6%	50.0%			51.9%	49.6%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Cost of revenues increased by $10.7 million, or 36.7%, from $29.3 million for the three months ended June 30, 2018 to $40.1 million for the three months ended June 30, 2019. This increase was attributable to a $3.8 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $2.2 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.4 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.6 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.0 million increase in amortization of acquired customer technology resulting from the businesses acquired in the fourth quarter of 2018, a $0.7 million increase from amortization of capitalized implementation services, a $0.5 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, and a $0.3 million increase in travel related and other discretionary expenses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Cost of revenues increased by $21.0 million, or 37.2%, from $56.3 million for the six months ended June 30, 2018 to $77.2 million for the six months ended June 30, 2019. This increase was attributable to a $7.8 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $4.8 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.9 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price.

In addition, there was a $5.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $3.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.8 million increase in amortization of acquired customer technology resulting from the businesses acquired in the fourth quarter of 2018, a $1.2 million increase in facilities, information technology, and other overhead costs which were allocated to our implementation and support departments, a $0.7 million increase from amortization of capitalized implementation services, and a $0.6 million increase in travel related and other discretionary expenses.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Sales and marketing	$15,866	$12,108	$3,758	31.0%	$31,671	$23,074	$8,597	37.3%
Percentage of revenues	20.4%	20.7%			21.3%	20.4%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Sales and marketing expenses increased by $3.8 million, or 31.0%, from $12.1 million for the three months ended June 30, 2018 to $15.9 million for the three months ended June 30, 2019. This increase was primarily attributable to a $2.8 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.1 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.2 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.5 million increase in the growth in our annual client conference, a $0.3 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.1 million increase in travel related expenses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Sales and marketing expenses increased by $8.6 million, or 37.3%, from $23.1 million for the six months ended June 30, 2018 to $31.7 million for the six months ended June 30, 2019. This increase was primarily attributable to a $6.6 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $4.6 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.7 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.8 million increase in travel related expenses, a $0.6 million increase in the growth in our annual client conference, and a $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Research and development	$19,118	$11,756	$7,362	62.6%	$36,775	$22,913	$13,862	60.5%
Percentage of revenues	24.6%	20.1%			24.7%	20.2%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Research and development expenses increased by $7.4 million, or 62.6%, from $11.8 million for the three months ended June 30, 2018 to $19.1 million for the three months ended June 30, 2019. This increase was primarily attributable to a $6.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.4 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.9 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.6 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.1 million increase in travel related expenses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Research and development expenses increased by $13.9 million, or 60.5%, from $22.9 million for the six months ended June 30, 2018 to $36.8 million for the six months ended June 30, 2019. This increase was primarily attributable to a $12.4 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $4.4 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $1.6 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.2 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.3 million increase in travel related and other discretionary expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
General and administrative	$14,079	$10,798	$3,281	30.4%	$27,939	$21,094	$6,845	32.4%
Percentage of revenues	18.1%	18.4%			18.8%	18.6%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. General and administrative expenses increased by $3.3 million, or 30.4%, from $10.8 million for the three months ended June 30, 2018 to $14.1 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to a $2.9 million increase in personnel costs to support the growth of our business, which included a $1.1 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price, and a $0.6 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.2 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, and a $0.2 million increase in travel related and other discretionary expenses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. General and administrative expenses increased by $6.8 million, or 32.4%, from $21.1 million for the six months ended June 30, 2018 to $27.9 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to a $5.9 million increase in personnel costs to support the growth of our business, which included a $2.2 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price, and a $1.3 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.4 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, and a $0.4 million increase in travel related and other discretionary expenses.
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
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Acquisition related costs	$1,977	$258	$1,719	666.3%	$4,695	$514	$4,181	813.4%
Percentage of revenues	2.5%	0.4%			3.2%	0.5%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Acquisition related costs increased by $1.7 million, or 666.3%, from $0.3 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019. The expense for the three months ended June 30, 2019 included $1.1 million for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 and $0.9 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018, while the expense for the three months ended June 30, 2018 was comprised solely of compensation expense related to the retention bonuses for employees of companies acquired in 2015 and 2017. The final retention bonuses related to the companies acquired in 2015 were paid out in the third quarter of 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Acquisition related costs increased by $4.2 million, or 813.4%, from $0.5 million for the six months ended June 30, 2018 to $4.7 million for the six months ended June 30, 2019. The expense for the six months ended June 30, 2019 included $3.5 million for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 and $1.3 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018, while the expense for the six months ended June 30, 2018 was comprised solely of compensation expense related to the retention bonuses for employees of companies acquired in 2015 and 2017. The final retention bonuses related to the companies acquired in 2015 were paid out in the third quarter of 2018.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Amortization of acquired intangibles	$905	$368	$537	145.9%	$2,120	$736	$1,384	188.0%
Percentage of revenues	1.2%	0.6%			1.4%	0.6%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Amortization of acquired intangibles increased by $0.5 million, or 145.9%, from $0.4 million for the three months ended June 30, 2018 to $0.9 million for the three months ended June 30, 2019 as a result of the intangibles acquired in the Cloud Lending and Gro acquisitions in the fourth quarter of 2018. The acquired intangible assets are also related to our asset purchase in 2017 and our business combinations in 2015. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Amortization of acquired intangibles increased by $1.4 million, or 188.0%, from $0.7 million for the six months ended June 30, 2018 to $2.1 million for the six months ended June 30, 2019 as a result of the intangibles acquired in the Cloud Lending and Gro acquisitions in the fourth quarter of 2018. The acquired intangible assets are also related to our asset purchase in 2017 and our business combinations in 2015. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Total other income (expense), net	$(3,217)	$(2,105)	$(1,112)	(52.8)%	$(5,424)	$(3,128)	$(2,296)	(73.4)%
Percentage of revenues	(4.1)%	(3.6)%			(3.6)%	(2.8)%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Total other income (expense), net decreased by $1.1 million from expense of $2.1 million for the three months ended June 30, 2018 to an expense of $3.2 million for the three months ended June 30, 2019. The decrease was primarily from additional interest expense for the three months ended June 30, 2019 of $0.9 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2026 Notes issued in June 2019 and a loss on disposal of long-lived assets of $0.2 million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Total other income (expense), net decreased by $2.3 million from expense of $3.1 million for the six months ended June 30, 2018 to an expense of $5.4 million for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2019 increased by $2.7 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2023 Notes issued in February 2018 and 2026 Notes issued in June 2019 and a loss on disposal of long-lived assets of $0.2 million, offset by an increase of $0.7 million from interest income earned on cash, cash equivalents, and investments.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our June 2019 common stock offering, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents and investments of $617.7 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(18,679)	$(21,284)
Investing activities	23,044	(71,635)
Financing activities	470,526	211,696
Net increase in cash, cash equivalents, and restricted cash	$474,891	$118,777
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
For the six months ended June 30, 2019, our net cash and cash equivalents used in operating activities were $18.7 million, which consisted of a net loss of $36.6 million and cash outflows from changes in operating assets and liabilities of $24.4 million, partially offset by non-cash adjustments of $42.4 million. Cash outflows were the result of a $17.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $7.0 million increase in accounts receivable due to the timing of billings at the end of the current quarter, a $3.2 million increase in contract assets, a $2.9 million decrease in other long-term liabilities, and a $1.5 million increase in prepaid and other current assets related to various prepaid expenses. Cash inflows were the result of a $5.7 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $2.1 million decrease in other long-term assets. Non-cash items consisted primarily of $19.0 million of stock-based compensation expense, $11.8 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $6.1 million of amortization of deferred implementation and deferred solution and other costs, $5.8 million in amortization of the 2023 Notes and 2026 Notes discounts and related debt issuance costs, partially offset by $0.3 million of other non-cash items.
For the six months ended June 30, 2018, our net cash and cash equivalents used in operating activities were $21.3 million, which consisted a net loss of $14.7 million and cash outflows from changes in operating assets and liabilities of $35.8 million, partially offset by non-cash adjustments of $29.2 million. Cash outflows were the result of a $13.8 million increase in accounts receivable due to the timing of billings and customer payments, an $8.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.3 million decrease in deferred revenue due to the recognition of revenue from prior payments exceeding deposits received from customers during the period, a $3.3 million decrease in accrued liabilities mainly from the payment of annual bonuses, a $2.2 million increase in contract assets added as a result of the adoption of the new revenue standard, a $1.7 million increase in prepaid and other current assets related to various prepaid expenses, a $0.8 million decrease in accounts payable due to timing of payments, a $0.7 million decrease in other long-term liabilities, and a $0.2 million increase in other long-term assets. Non-cash items consisted primarily of $13.1 million of stock-based compensation expense, $7.8 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $4.3 million of amortization of deferred implementation and deferred solution and other costs, $3.4 million in amortization of the 2023 Notes discount and related debt issuance costs, and $0.6 million of other non-cash items.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisitions, and purchases of property and equipment to support our growth. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the six months ended June 30, 2019, net cash provided by investing activities was $23.0 million, consisting primarily of $59.0 million from maturities of investments, partially offset by $24.8 million for the purchase of investments, $10.9 million for the purchase of property and equipment, and $0.3 million from the purchase of intangible assets.
For the six months ended June 30, 2018, net cash used in investing activities was $71.6 million, consisting primarily of $74.4 million for the purchase of investments, $11.2 million for the purchase of property and equipment, and $0.2 million for release of the hold back from the asset purchase in 2017, partially offset by $14.1 million from maturities of investments.

Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our June 2019 common stock offering, our June 2019 convertible note offering, our February 2018 convertible note offering, net proceeds from exercises of options to purchase our common stock, as well as payments on financing obligations.
For the six months ended June 30, 2019, net cash provided by financing activities of $470.5 million was due to the issuance of $307.3 million principal amount of the 2026 Notes, net of issuance costs, partially offset by the Capped Call transactions of $40.8 million, and proceeds from the issuance of common stock of $195.6 million, net of issuance costs, from the June 2019 common stock offering. In addition, cash flows from financing activities included $8.4 million of cash received from the exercise of stock options.
For the six months ended June 30, 2018, net cash provided by financing activities was $211.7 million, which was primarily due to the issuance of $223.2 million principal amount of the 2023 Notes, net of issuance costs, and the related sale of warrants for $22.4 million, offset by the purchase of convertible note bond hedges for $41.7 million. In addition, cash flows from financing activities included $7.8 million of cash received from the exercise of stock options.
Contractual Obligations and Commitments
During the six months ended June 30, 2019, and subsequent to June 30, 2019, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
In June 2019, we issued the 2026 Notes due June 1, 2026, unless earlier converted or repurchased in accordance with their terms prior to such date. The 2026 Notes bear interest at 0.75% per annum, payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2019. See Note 8 - Convertible Senior Notes to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
The following table summarizes our contractual obligations and commitments at June 30, 2019 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,032	$9,919	$235,607	$320,994	$570,552
Operating lease obligations	7,168	11,174	9,060	14,772	42,174
Purchase commitments	13,484	22,040	12,356	—	47,880
	$24,684	$43,133	$257,023	$335,766	$660,606
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective beginning in our first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three and six months ended June 30, 2019.
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

We have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. See Note 2 - Summary of Significant Accounting Policies to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.
During the six months ended June 30, 2019, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of June 30, 2019, we had an outstanding principal amount of $546.3 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2019 or 2018, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2019, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of June 30, 2019, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our business may be harmed if any of our third-party providers:

•	changes the features or functionality of its applications and platforms in a manner adverse to us;

•	discontinues or limits our solutions' access to its systems;

•	suffers a security incident or other incident that requires us to discontinue integration with its system;

•	terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offer competing services.
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
Moreover, the price of the notes and our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our notes and common stock could decline substantially.
We have a history of losses, and we do not expect to be profitable for the foreseeable future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $35.4 million, $26.2 million and $36.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $209.1 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
As of June 30, 2019, we had two U.S. patent applications pending and 11 issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
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
As of December 31, 2018, we had approximately $276.9 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our initial public offering in March 2014 or our registered common stock offerings in March 2015, September 2015 and June 2019, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.8 million as of June 30, 2019. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.
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

Any future sales of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute the voting power and ownership interest in us of our then-existing stockholders.
As of June 30, 2019, we had an aggregate of 47,569,900 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We, our directors and executive officers, who together beneficially owned approximately 11.0% of our common stock as of June 30, 2019, executed lock-up agreements in connection with the June 2019 common stock offering which are expected to expire on September 3, 2019. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, we have registered 16,049,857 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In February 2018, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2023, or the 2023 Notes. In June 2019, we issued $316.3 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
As of June 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 11.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
Our stock price may be volatile.
The trading price of our common stock has been and is expected to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new solutions or enhancements or strategic partnerships or agreements by us or by our competitors;

•	changes in the estimates of our operating results, our financial guidance or changes in recommendations by any securities analysts that follow our common stock;

•	the gain or loss of customers, particularly our larger customers;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business and our customers' business;

•	marketing and advertising initiatives by us or our competitors;

•	threatened or actual litigation;

•	changes in our senior management; and

•	recruitment or departure of key personnel.
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
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity or without dilution to our stockholders.
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
Risks Related to Our Convertible Notes
We incurred indebtedness by issuing our 2023 Notes in 2018 and our 2026 notes in 2019 and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2023 Notes in 2023 and the principal of the 2026 Notes in 2026 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt, including the 2023 Notes or 2026 Notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
In addition, holders of each series of our convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of each series of convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the series of notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the series of convertible notes surrendered therefor or at the time such series of convertible notes is being converted. In addition, our ability to repurchase each series of convertible notes or to pay cash upon conversions of each series of convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase a series of convertible notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of such series of convertible notes as required by the indenture governing such series of convertible notes would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under the indenture governing the notes may lead to an acceleration of the notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of the notes would have a claim to our assets that is senior to the claims of our equity holders.
Conversion of the notes will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of our convertible notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.
Our convertible notes bond hedge and warrant transactions entered into in connection with the February 2018 convertible note offering may affect the value of our common stock.
In connection with the February 2018 convertible note offering, we entered into convertible notes bond hedge, or Bond Hedge, transactions with one or more counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants for the purchase of our common stock. The February 2018 Bond Hedge transactions related to the 2023 Notes are expected generally to reduce the potential dilution upon any conversion of 2023 Notes or offset any cash payments we are required to make in excess of the principal amount upon conversion of any 2023 Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In connection with establishing their initial hedges of the 2023 Note hedge and warrant transactions, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2023 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2023 Notes, and are likely to do so during any observation period related to a conversion of 2023 Notes or following any repurchase of 2023 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
The capped call transactions entered into in connection with the June 2019 convertible note offering may affect the value of our common stock.
In connection with the June 2019 convertible note offering, we entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, as a result of conversion of the 2026 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or following any repurchase of 2026 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Certain provisions in the indentures governing our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing our convertible notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing our convertible notes will require us to repurchase the convertible notes for cash upon the occurrence of a fundamental change (as defined in the respective indentures) of us and, in certain circumstances, to increase the conversion rate for a holder that converts the convertible notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible notes, and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
If the conditional conversion feature of either series of convertible notes is triggered, our financial condition and operating results may be adversely affected.
In the event the conditional conversion feature of the 2023 Notes or 2026 Notes is triggered, note holders will be entitled to convert their 2023 Notes or 2026 Notes, as the case may be, at any time during specified periods at their option. If one or more holders elect to convert the 2023 Notes or 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2023 Notes or 2026 Notes do not elect to convert their 2023 Notes or 2026 Notes, as the case may be, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Notes or 2026 Notes, as the case may be, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible notes that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.
Under ASC 470-20, "Debt with Conversion and Other Options," an entity must separately account for the liability and equity components of the convertible debt instruments, such as our convertible notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of our convertible notes to their face amount over the applicable term of the convertible notes. We will report larger net losses, or lower net income, in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument's nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible notes.
In addition, under certain circumstances, convertible debt instruments, such as our convertible notes, that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2023 Notes or 2026 Notes, as the case may be, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2023 Notes and 2026 Notes, as the case may be, exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2023 Notes and 2026 Notes, as the case may be, then our diluted earnings per share could be adversely affected.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
On June 10, 2019, we completed a registered public offering of 2,637,986 shares of our common stock at a price of $69.50 per share, before underwriting discounts and commissions, and on June 12, 2019, we completed the sale of an additional 395,698 shares of our common stock, at a price of $69.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their option to purchase additional shares. We sold 2,913,684 of such shares and an existing stockholder sold an aggregate of 120,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering. The offer and sale of all of the shares in the June 2019 common stock offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231947), which was declared effective by the SEC on June 4, 2019. There have been no material changes in the planned use of proceeds from our June 2019 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 6, 2019.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1 - 30, 2019	—	$—	$—	$—
May 1 - 31, 2019	1,450	73.31	—	—
June 1 - 30, 2019	1,982	72.50	—	—
Total	3,432	72.84	$—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*
Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities an Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities an Exchange Commission on June 12, 2019).

4.1	*
Indenture, dated June 10, 2019 between Q2 Holdings, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2019).

4.2	*
Form of Global Note, dated June 10, 2019 between Q2 Holdings, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2019).

10.1	*
Purchase Agreement, dated June 5, 2019 by and among Q2 Holdings, Inc., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

10.2	*	Form of Capped Call Confirmation (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
August 8, 2019	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 8, 2019	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)