Form 10-Q
period 2019-09-30
Q2 Holdings, Inc.
filed 2019-11-07
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,155,730 shares of Common Stock, $0.0001 par value per share as of October 31, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$601,156	$108,341
Restricted cash	2,152	1,815
Investments	35,696	68,979
Accounts receivable, net	24,349	19,668
Contract assets, current portion	826	598
Prepaid expenses and other current assets	6,114	3,983
Deferred solution and other costs, current portion	13,902	10,501
Deferred implementation costs, current portion	4,638	4,427
Total current assets	688,833	218,312
Property and equipment, net	39,917	34,994
Right of use assets	29,159	—
Deferred solution and other costs, net of current portion	25,384	16,761
Deferred implementation costs, net of current portion	14,884	9,948
Intangible assets, net	54,167	63,296
Goodwill	107,857	107,907
Contract assets, net of current portion	13,981	10,272
Other long-term assets	3,502	2,230
Total assets	$977,684	$463,720
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,612	$9,169
Accrued liabilities	12,358	9,329
Accrued compensation	35,689	12,652
Deferred revenues, current portion	52,047	42,531
Lease liabilities, current portion	7,472	—
Total current liabilities	116,178	73,681
Convertible notes, net of current portion	419,326	182,723
Deferred revenues, net of current portion	25,391	23,063
Deferred rent, net of current portion	—	8,151
Lease liabilities, net of current portion	30,309	—
Other long-term liabilities	4,639	17,202
Total liabilities	595,843	304,820
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 48,110 issued and outstanding as of September 30, 2019 and 43,535 shares issued and outstanding as of December 31, 2018	5	4
Additional paid-in capital	609,327	331,355
Accumulated other comprehensive income/(loss)	142	(37)
Accumulated deficit	(227,633)	(172,422)
Total stockholders' equity	381,841	158,900
Total liabilities and stockholders' equity	$977,684	$463,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$79,702	$60,541	$228,644	$173,923
Cost of revenues(1)	40,447	30,140	117,683	86,420
Gross profit	39,255	30,401	110,961	87,503
Operating expenses:
Sales and marketing(1)	15,700	11,467	47,371	34,541
Research and development(1)	19,617	12,904	56,392	35,817
General and administrative(1)	13,418	11,237	41,357	32,331
Acquisition related costs	2,758	1,811	7,453	2,325
Amortization of acquired intangibles	912	251	3,032	987
Unoccupied lease charges	244	—	244	658
Total operating expenses	52,649	37,670	155,849	106,659
Loss from operations	(13,394)	(7,269)	(44,888)	(19,156)
Other income (expense):
Interest and other income	1,315	1,025	2,978	1,979
Interest and other expense	(6,521)	(2,902)	(13,608)	(6,984)
Total other income (expense), net	(5,206)	(1,877)	(10,630)	(5,005)
Loss before income taxes	(18,600)	(9,146)	(55,518)	(24,161)
Benefit from income taxes	31	287	307	627
Net loss	$(18,569)	$(8,859)	$(55,211)	$(23,534)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	37	78	247	56
Foreign currency translation adjustment	(59)	—	(68)	—
Comprehensive loss	$(18,591)	$(8,781)	$(55,032)	$(23,478)
Net loss per common share, basic and diluted	$(0.39)	$(0.21)	$(1.21)	$(0.55)
Weighted average common shares outstanding:
Basic and diluted	47,782	42,993	45,519	42,597
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$1,478	$1,240	$4,454	$3,320
Sales and marketing	2,060	1,474	5,462	4,128
Research and development	2,598	1,758	7,083	4,680
General and administrative	3,934	3,026	11,536	8,469
Total stock-based compensation expenses	$10,070	$7,498	$28,535	$20,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,535	$4	$—	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation expense	—	—	—	9,154	—	—	9,154
Exercise of stock options	272	—	—	3,741	—	—	3,741
Shares acquired to settle the exercise of stock options	(3)	—	—	(217)	—	—	(217)
Shares issued for the vesting of restricted stock awards	312	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	(19,311)	(19,311)
Balance at March 31, 2019	44,116	$4	$—	$344,033	$89	$(191,733)	$152,393
Stock-based compensation expense	—	—	—	9,886	—	—	9,886
Exercise of stock options	360	—	—	5,147	—	—	5,147
Shares acquired to settle the exercise of stock options	(3)	—	—	(250)	—	—	(250)
Shares issued for the vesting of restricted stock awards	63	—	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	3,034	1	—	195,186	—	—	195,187
Equity component of convertible senior notes, less issuance costs	—	—	—	81,520	—	—	81,520
Purchase of capped call transactions	—	—	—	(40,765)	—	—	(40,765)
Other comprehensive income	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	(17,331)	(17,331)
Balance at June 30, 2019	47,570	$5	$—	$594,757	$164	$(209,064)	$385,862
Stock-based compensation expense	—	—	—	10,336	—	—	10,336
Exercise of stock options	250	—	—	4,214	—	—	4,214
Shares acquired to settle the exercise of stock options	(2)	—	—	(113)	—	—	(113)
Shares issued for the vesting of restricted stock awards	292	—	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	—	103	—	—	103
Equity component of convertible senior notes, less issuance costs	—	—	—	30	—	—	30
Other comprehensive income	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(18,569)	(18,569)
Balance at September 30, 2019	48,110	$5	$—	$609,327	$142	$(227,633)	$381,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	41,967	$4	$(855)	$259,726	$(139)	$(152,114)	$106,622
Stock-based compensation expense	—	—	—	6,165	—	—	6,165
Exercise of stock options	268	—	—	2,761	—	—	2,761
Shares acquired to settle the exercise of stock options	(1)	—	(62)	—	—	—	(62)
Shares issued for the vesting of restricted stock awards	171	—	—	—	—	—	—
Retirement of treasury stock	—	—	917	(164)	—	(753)	—
Equity component of convertible senior notes, less issuance costs	—	—	—	48,919	—	—	48,919
Purchase of convertible notes bond hedge	—	—	—	(41,699)	—	—	(41,699)
Issuance of warrants	—	—	—	22,379	—	—	22,379
Cumulative effect of the adoption of new accounting standard	—	—	—	—	—	15,842	15,842
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,048)	(6,048)
Balance at March 31, 2018	42,405	$4	$—	$298,087	$(163)	$(143,073)	$154,855
Stock-based compensation expense	—	—	—	7,087	—	—	7,087
Exercise of stock options	386	—	—	5,023	—	—	5,023
Shares acquired to settle the exercise of stock options	(1)	—	—	(34)	—	—	(34)
Shares issued for the vesting of restricted stock awards	60	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(8,627)	(8,627)
Balance at June 30, 2018	42,850	$4	$—	$310,163	$(161)	$(151,700)	$158,306
Stock-based compensation expense	—	—	—	7,596	—	—	7,596
Exercise of stock options	236	—	—	3,167	—	—	3,167
Shares acquired to settle the exercise of stock options	(5)	—	—	(299)	—	—	(299)
Shares issued for the vesting of restricted stock awards	256	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	(8,859)	(8,859)
Balance at September 30, 2018	43,337	$4	$—	$320,627	$(83)	$(160,559)	$159,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(55,211)	$(23,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred implementation, solution and other costs	9,670	6,234
Depreciation and amortization	17,728	11,441
Amortization of debt issuance costs	1,004	587
Amortization of debt discount	10,150	5,370
Amortization of premiums on investments	124	2
Stock-based compensation expenses	29,376	20,597
Deferred income taxes	(341)	(429)
Allowance for sales credits	141	113
Loss on disposal of long-lived assets	266	—
Unoccupied lease charges	244	658
Changes in operating assets and liabilities:
Accounts receivable, net	(4,822)	(10,031)
Prepaid expenses and other current assets	(1,922)	(1,820)
Deferred solution and other costs	(16,412)	(7,256)
Deferred implementation costs	(10,428)	(4,958)
Contract assets	(3,937)	(3,775)
Other long-term assets	4,357	(541)
Accounts payable	(72)	645
Accrued liabilities	8,874	291
Deferred revenues	11,844	3,536
Deferred rent and other long-term liabilities	(1,961)	(990)
Net cash used in operating activities	(1,328)	(3,860)
Cash flows from investing activities:
Purchases of investments	(27,330)	(75,715)
Maturities of investments	60,735	31,217
Purchases of property and equipment	(12,490)	(12,174)
Business combinations and asset acquisitions, net of cash acquired	—	(150)
Purchases of intangible assets	(288)	(46)
Net cash provided by (used in) investing activities	20,627	(56,868)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	195,289	—
Proceeds from issuance of convertible notes, net of issuance costs	307,016	223,167
Purchases of capped call transactions	(40,765)	—
Purchase of convertible notes bond hedge	—	(41,699)
Proceeds from issuance of warrants	—	22,379
Proceeds from exercise of stock options to purchase common stock	12,313	10,699
Net cash provided by financing activities	473,853	214,546
Net increase in cash, cash equivalents, and restricted cash	493,152	153,818
Cash, cash equivalents, and restricted cash, beginning of period	110,156	60,276
Cash, cash equivalents, and restricted cash, end of period	$603,308	$214,094
Supplemental disclosures of cash flow information:
Cash paid for taxes	$389	$130
Cash paid for interest	$1,726	$810
Supplemental disclosure of non-cash investing and financing activities:
Data center assets acquired under deferred payment arrangements or financing arrangements	$2,040	$—
Shares acquired to settle the exercise of stock options	$(580)	$(395)

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2019 and 2018. No individual customer accounted for 10% or more of accounts receivable, net, as of September 30, 2019 and December 31, 2018.
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
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $3.6 million and $3.2 million were included in the accounts receivable balance at September 30, 2019 and December 31, 2018, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of September 30, 2019 and December 31, 2018, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.
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
The net increase in the deferred revenue balance for the nine months ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $60.2 million partially offset by the recognition of $47.6 million of revenue that was included in the deferred revenue balance at December 31, 2018 and a $0.8 million decrease from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On September 30, 2019, the Company had $953.5 million of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 49% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates being recoverable. The Company assesses the recoverability of its deferred implementation costs by comparing the greater of the amount of the non-cancellable portion of a customer's contract and the non-refundable customer prepayments received as it relates to the specific implementation costs incurred. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which the Company estimates to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheet. The Company capitalized implementation costs in the amount of $3.9 million and $2.3 million during the three months ended September 30, 2019 and 2018, respectively, and recognized $2.1 million and $1.1 million of amortization during the three months ended September 30, 2019 and 2018, respectively. The Company capitalized implementation costs in the amount of $10.4 million and $5.5 million during the nine months ended September 30, 2019 and 2018, respectively, and recognized $5.4 million and $3.5 million of amortization during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company typically pays commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit has been received from the customer, and the final payment is made upon commencement date. The Company requires that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered a substantive service period and as a result, the Company expenses the final payment when made. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which the Company estimates to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $2.6 million and $1.2 million in deferred commissions costs during the three months ended September 30, 2019 and 2018, respectively, and recognized $1.6 million and $0.9 million of amortization during the three months ended September 30, 2019 and 2018, respectively. The Company capitalized $10.9 million and $5.2 million in deferred commissions costs during the nine months ended September 30, 2019 and 2018, respectively, and recognized $4.4 million and $2.7 million of amortization during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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

Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.
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
The following tables disaggregate the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscription	$56,143	$41,895	$160,328	$121,262
Transactional	12,264	10,417	35,977	27,936
Services and Other	11,295	8,229	32,339	24,725
Total Revenues	$79,702	$60,541	$228,644	$173,923
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.5 million for each of the three months ended September 30, 2019 and 2018 and $1.4 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively. The out-of-pocket expenses are reported in cost of revenues.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of September 30, 2019.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are recoverable from future revenues. The Company amortizes the costs for an implementation once revenue recognition commences, and the Company amortizes those implementation costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
Software Development Costs
Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. The costs related to software development that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release are capitalized and are included in intangible assets, net on the condensed consolidated balance sheet. Capitalized software development costs are computed on an individual product basis, and products available for market are amortized to cost of revenues over the products' estimated economic lives. The Company capitalized no software development costs for each of the three and nine months ended September 30, 2019 and 2018. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended September 30, 2019 and 2018, and $0.6 million for each of the nine months ended September 30, 2019 and 2018.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and were $1.1 million for each of the nine months ended September 30, 2019 and 2018.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the time the stock options are expected to

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Due to the Company's limited history as a public company, expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends. The Company recognizes compensation expense ratably over the requisite service period of the stock option award.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In accounting for the issuance of the 2023 Notes, the Company separated each of the 2023 Notes due into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2023 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of September 30, 2019, the Company had no finance leases.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

 Operating lease assets are included on the Company's condensed consolidated balance sheets in non-current assets as a right-of-use asset, or ROU, and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's condensed consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. As of September 30, 2019, the estimated fair value of the contingent consideration related to the potential earnout payment utilizing the Monte Carlo simulation method under the option pricing model was $21.7 million, and this amount is recorded in accrued compensation in the condensed consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2019, the Company has unrecognized tax benefits of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(18,569)	$(8,859)	$(55,211)	$(23,534)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,782	42,993	45,519	42,597
Net loss per common share, basic and diluted	$(0.39)	$(0.21)	$(1.21)	$(0.55)

Due to net losses for the three and nine months ended September 30, 2019 and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2019	2018
Stock options, restricted stock units, and market stock units	3,940	4,842
Shares related to the 2023 Notes	1,226	210
Shares subject to warrants related to the issuance of the 2023 Notes	189	—
	5,355	5,052

Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the 2023 Notes. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share for the 2026 Notes. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the three months ended September 30, 2019, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempt entities from disclosing the effect of the change for the interim period. The Company adopted the standard effective January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows the Company to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on the Company's balance sheet at the date of

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

adoption. The standard had no impact on the Company's condensed consolidated statement of comprehensive loss or the condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects this standard to impact its accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk and is currently implementing new credit loss models and updating its processes and controls in preparation of the adoption of ASU 2016-13. Based on the composition of the Company's investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning in its first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three and nine months ended September 30, 2019.
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
Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not achieved. The estimated fair value of the contingent consideration related to the potential future earnout payment is $21.7 million, which is recorded in accrued compensation on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statement of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the condensed consolidated statement of comprehensive loss, was $0.3 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.
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
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the condensed consolidated statement of comprehensive loss, was zero and $0.2 million for the three and nine months ended September 30, 2019, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2019:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$85,195	$85,195	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
U.S. government agency bonds	$502	$—	$502	$—
Corporate bonds and commercial paper	34,949	—	34,949	—
Certificates of deposit	245	—	245	—
	$35,696	$—	$35,696	$—

Liabilities
Accrued Compensation:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$21,726	$—	$—	$21,726

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and are adjusted to fair value at each reporting period. The Company's contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The fair value of the contingent consideration increased by $1.4 million during the three months ended September 30, 2019. This increase was mainly attributable to the change in the assumed discount period and rate as a result of the passage of time.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2019 and December 31, 2018 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of September 30, 2019 and December 31, 2018, the Company's cash was $516.0 million and $53.8 million, respectively.
A summary of the Company's cash equivalents and investments as of September 30, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$85,195	$—	$—	$85,195

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$502	$—	$—	$502
Corporate bonds and commercial paper	34,817	139	(7)	34,949
Certificates of deposit	245	—	—	245
	$35,564	$139	$(7)	$35,696
A summary of the Company's cash equivalents and investments as of December 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,559	$—	$—	$54,559

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$22,330	$—	$(37)	$22,293
Corporate bonds and commercial paper	44,812	—	(78)	44,734
Certificates of deposit	1,952	—	—	1,952
	$69,094	$—	$(115)	$68,979

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2019	December 31, 2018
Due within one year or less	$28,038	$61,514
Due after one year through five years	7,658	7,465
	$35,696	$68,979

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of September 30, 2019.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$502	$—	$502
Corporate bonds and commercial paper	5,080	(7)	5,073
	$5,582	$(7)	$5,575

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$22,330	$(37)	$22,293
Corporate bonds and commercial paper	44,812	(78)	44,734
	$67,142	$(115)	$67,027

6. Goodwill and Intangible Assets
The carrying amount of goodwill was $107.9 million as of September 30, 2019 and December 31, 2018. Goodwill represents the excess purchase price over the fair value of assets acquired. During 2018, the Company completed the acquisitions of Cloud Lending and Gro, and during 2015, the Company completed the acquisitions of Centrix and Social Money. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2018. No impairment of goodwill was identified during 2018, nor has any impairment of goodwill been recorded to date.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Intangible assets at September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019			As of December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,640	$(3,710)	$6,930	$10,640	$(2,148)	$8,492
Non-compete agreements	2,064	(975)	1,089	2,064	(668)	1,396
Trademarks	11,935	(3,166)	8,769	11,935	(2,350)	9,585
Acquired technology	53,183	(17,854)	35,329	53,183	(12,030)	41,153
Assembled workforce	38	(34)	4	79	(51)	28
Capitalized software development costs	3,975	(1,929)	2,046	3,975	(1,333)	2,642
	$81,835	$(27,668)	$54,167	$81,876	$(18,580)	$63,296

The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $1.9 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $0.9 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Gross capitalized software development costs was $4.0 million as of September 30, 2019 and December 31, 2018. During the year ended 2017, all the products related to capitalized software development costs reached general release, and the Company commenced amortization of these costs. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended September 30, 2019 and 2018, and $0.6 million for each of the nine months ended September 30, 2019 and 2018. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney, Australia; London, United Kingdom; and Amsterdam, Netherlands. The Company entered into a new sublease agreement during 2019 which expands its presence in Austin, Texas. and commences during the fourth quarter of 2019. During the third quarter of 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.2 million for the remaining contractual lease payments and related fees, less estimated sublease income. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The lease liabilities related to these subleases that are expected to be paid during the succeeding twelve-month period of $0.1 million are recorded in accrued liabilities, and the remaining portion of the associated lease liabilities of $0.2 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at September 30, 2019. The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.3 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively and $3.7 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$1,697
Sublease income	(153)
Total lease expense	$1,544

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,862
Right-of-use assets obtained in exchange for operating lease liabilities as of September 30, 2019	$29,159
Weighted-average remaining lease term - operating leases	7.0 years
Weighted-average discount rate - operating leases	5.5%

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2019 were as follows:

Operating Leases
Year Ended December 31,
2019 (from October 1 to December 31)	$1,852
2020	7,952
2021	6,824
2022	6,350
2023	5,940
Thereafter	18,250
Total lease payments	$47,168
Less: present value discount	(9,387)
Present value of lease liabilities	$37,781

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

Contractual Commitments
Year Ended December 31,
2019 (from October 1 to December 31)	$3,693
2020	20,336
2021	19,018
2022	18,520
2023	241,697
Thereafter	322,181
Total commitments	$625,445

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
On or after November 15, 2022, holders may convert all or any portion of their 2023 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2023 Notes.
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
For more than 20 trading days during the 30 consecutive trading days ended September 30, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on October 1, 2019, and will continue to be convertible through December 31, 2019. From October 1, 2019 through the date of this filing, a single note of the 2023 Notes has been converted.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The 2023 Notes consist of the following:

As of September 30, 2019
Liability component:
Principal	$230,000
Unamortized debt discount	(35,786)
Unamortized debt issuance costs	(3,741)
Net carrying amount	190,473

Equity component:
Net allocation of proceeds	31,116
Net issuance costs	(1,517)
Net carrying amount	$29,599

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$431	$379	$1,299	$1,027
Amortization of debt issuance costs	259	241	759	587
Amortization of debt discount	2,364	2,282	7,004	5,370
Total	$3,054	$2,902	$9,062	$6,984

As of September 30, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.4 years.
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
On or after June 5, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
On or after March 1, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2026 Notes.
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
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2019, the 2026 Notes were not convertible.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The 2026 Notes consist of the following:

As of September 30, 2019
Liability component:
Principal	$316,250
Unamortized debt discount	(81,266)
Unamortized debt issuance costs	(6,131)
Net carrying amount	228,853

Equity component:
Net allocation of proceeds	84,412
Net issuance costs	(2,862)
Net carrying amount	$81,550

The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	593	$—	731	$—
Amortization of debt issuance costs	200	—	245	—
Amortization of debt discount	2,556	—	3,146	—
Total	$3,349	$—	$4,122	$—

As of September 30, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 6.7 years.
Capped Calls Transactions
In connection with the June 2019 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls each have an initial strike price of $88.6124 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $139.00 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
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
As of December 31, 2018, a total of 9,186 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2019, 1,959 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2019, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2019 a total of 11,145 shares were allocated for issuance under the 2014 Plan. As of September 30, 2019, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 4,555 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 769 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 4,653 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2019, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the nine months ended September 30, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2019	2,654	$19.72
Granted	—	—
Exercised	(1,003)	14.07
Forfeited	(52)	39.73
Balance as of September 30, 2019	1,599	$22.62

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	1,937	$43.50
Granted	718	73.16
Vested	(586)	38.44
Forfeited	(147)	46.79
Nonvested as of September 30, 2019	1,922	$55.98

Market Stock Units
Market stock unit activity during the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	260	$21.98
Granted	242	29.79
Vested	(81)	12.70
Forfeited	(2)	26.34
Nonvested as of September 30, 2019	419	$28.26

11. Income Taxes
In accordance with applicable accounting guidance, the income tax benefit for the three months ended September 30, 2019 is based on the estimated annual effective tax rate for fiscal year 2019. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.
The Company's benefit from income taxes reflected an effective tax rate of approximately 0.2% and 3.1% for the three months ended September 30, 2019 and 2018, respectively, and 0.6% and 2.6% for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

The Company has unrecognized tax benefits as of September 30, 2019 of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company does not expect any of the balance to be recognized during the next twelve months. The Company's tax years 2015 through 2018 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2013 return is currently under examination by Texas, and the Company expects no material tax adjustments related to the examination. The Company is not currently under examination by any other taxing jurisdiction.
12. Subsequent Event
On September 30, 2019, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which the Company agreed to acquire Lender Performance Group, LLC, also doing business as PrecisionLender, for merger consideration, or Merger Consideration, of $510 million, and on October 31, 2019, the Company consummated its acquisition of PrecisionLender. The Merger Consideration is subject to adjustment based on PrecisionLender's net working capital amount and other customary adjustments at closing. Consummation of the merger is subject to customary closing conditions. Upon consummation, $4.8 million of the Merger Consideration was placed in escrow to secure certain post-closing indemnification obligations of the Merger Agreement.

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
The effective delivery and management of secure and advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are also designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers and their End Users.
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
RCFIs, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End User engagement in their physical branches and increased End User engagement with their digital services and thus, they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End User demand for digital financial services by creating new and expanding existing digital service offerings. This combined investment by traditional and emerging financial services providers is driving further competition, segmentation and innovation.
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
Recent Events
On June 10, 2019, we completed a private placement to qualified institutional buyers of $316.3 million in aggregate principal amount of 0.75% Convertible Senior Notes due June 1, 2026, or the 2026 Notes, including $41.3 million in aggregate principal amount of 2026 Notes purchased pursuant to an option to purchase additional notes. The 2026 Notes bear interest at 0.75% per annum, payable semiannually on June 1 and December 1 of each year, beginning on December 1, 2019. In connection with the June 2019 convertible note offering, we entered into capped call transactions with one or more counterparties, or the Capped Calls, with the intention of using the Capped Calls to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Calls, with such offset subject to a cap. The June 2019 convertible note offering generated net proceeds to us of approximately $266.3 million, after deducting $9.3 million in offering costs, including $40.8 million to purchase the Capped Calls.
On June 10, 2019, we completed a registered public offering of 2,637,986 shares of our common stock at a price of $69.50 per share, and on June 12, 2019, we completed the sale of an additional 395,698 shares of common stock at $69.50 per share when the underwriters exercised their option to purchase additional shares. The total shares sold in the June 2019 common stock offering and shares sold when underwriters exercised their option included 120,000 shares sold by a selling stockholder and 2,913,684 shares sold by us. The June 2019 common stock offering generated net proceeds to us of approximately $195.3 million, after deducting $8.2 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering. We did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering.
On September 30, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which we agreed to acquire Lender Performance Group, LLC, also doing business as PrecisionLender, a SaaS provider of data-driven sales enablement, pricing and portfolio management solutions for financial institutions, for merger consideration, or Merger Consideration, of $510 million, and on October 31, 2019, we consummated the acquisition of PrecisionLender. The Merger Consideration is subject to adjustment based on PrecisionLender's net working capital amount and other customary adjustments at closing. Consummation of the merger is subject to customary closing conditions. Upon consummation, $4.8 million of the Merger Consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. Our Installed Customers had approximately 12.8 million, 10.4 million and 8.6 million Registered Users as of December 31, 2018, 2017 and 2016, respectively. Registered Users at September 30, 2019 were 14.1 million compared to 12.3 million at September 30, 2018.
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(18,569)	$(8,859)	$(55,211)	$(23,534)
Depreciation and amortization	5,932	3,689	17,728	11,441
Stock-based compensation expense	10,070	7,498	28,535	20,597
Benefit from income taxes	(31)	(287)	(307)	(627)
Interest and other (income) expense, net	5,157	1,877	10,508	5,005
Acquisition related costs	2,784	1,811	7,550	2,325
Unoccupied lease charges	244	—	244	658
Adjusted EBITDA	$5,587	$5,729	$9,047	$15,865

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
We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. We amortize the costs for an implementation once revenue recognition commences, and we amortize those implementation costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$79,702	$60,541	$228,644	$173,923
Cost of revenues(1)(2)	40,447	30,140	117,683	86,420
Gross profit	39,255	30,401	110,961	87,503
Operating expenses:
Sales and marketing(2)	15,700	11,467	47,371	34,541
Research and development(2)	19,617	12,904	56,392	35,817
General and administrative(2)	13,418	11,237	41,357	32,331
Acquisition related costs	2,758	1,811	7,453	2,325
Amortization of acquired intangibles	912	251	3,032	987
Unoccupied lease charges(3)	244	—	244	658
Total operating expenses	52,649	37,670	155,849	106,659
Loss from operations	(13,394)	(7,269)	(44,888)	(19,156)
Total other income (expense), net	(5,206)	(1,877)	(10,630)	(5,005)
Loss before income taxes	(18,600)	(9,146)	(55,518)	(24,161)
Benefit from income taxes	31	287	307	627
Net loss	$(18,569)	$(8,859)	$(55,211)	$(23,534)
_______________________________________________________________________________

(1)
Includes amortization of acquired technology of $1.9 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$1,478	$1,240	$4,454	$3,320
Sales and marketing	2,060	1,474	5,462	4,128
Research and development	2,598	1,758	7,083	4,680
General and administrative	3,934	3,026	11,536	8,469
Total stock-based compensation expenses	$10,070	$7,498	$28,535	$20,597

(3)
Unoccupied lease charges include costs related to the early exit from one of our Atlanta facilities and a portion of our south Austin facility, partially offset by anticipated sublease income from these facilities.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)(2)	50.7	49.8	51.5	49.7
Gross profit	49.3	50.2	48.5	50.3
Operating expenses:
Sales and marketing(2)	19.7	18.9	20.7	19.9
Research and development(2)	24.6	21.3	24.7	20.6
General and administrative(2)	16.8	18.6	18.1	18.6
Acquisition related costs	3.5	3.0	3.3	1.3
Amortization of acquired intangibles	1.1	0.4	1.3	0.6
Unoccupied lease charges(3)	0.3	—	0.1	0.4
Total operating expenses	66.1	62.2	68.2	61.3
Loss from operations	(16.8)	(12.0)	(19.6)	(11.0)
Total other income (expense), net	(6.5)	(3.1)	(4.6)	(2.9)
Loss before income taxes	(23.3)	(15.1)	(24.3)	(13.9)
Benefit from income taxes	—	0.5	0.1	0.4
Net loss	(23.3)%	(14.6)%	(24.1)%	(13.5)%
______________________________________________________________________________

(1)
Includes amortization of acquired technology of 2.4% and 1.5% for the three months ended September 30, 2019 and 2018, respectively, and 2.4% and 1.6% for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Includes stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	1.9%	2.0%	1.9%	1.9%
Sales and marketing	2.6	2.4	2.4	2.4
Research and development	3.3	2.9	3.1	2.7
General and administrative	4.9	5.0	5.0	4.9
Total stock-based compensation expenses	12.6%	12.4%	12.5%	11.8%

(3)
Unoccupied lease charges include costs related to the early exit from one of our Atlanta facilities and a portion of our south Austin facility, partially offset by anticipated sublease income from these facilities.

Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Revenues	$79,702	$60,541	$19,161	31.6%	$228,644	$173,923	$54,721	31.5%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Revenues increased by $19.2 million, or 31.6%, from $60.5 million for the three months ended September 30, 2018 to $79.7 million for the three months ended September 30, 2019. This increase in revenue was primarily attributable to a $12.1 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $5.3 million of the increase was generated from the businesses acquired in the fourth quarter of 2018 and $1.8 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Revenues increased by $54.7 million, or 31.5%, from $173.9 million for the nine months ended September 30, 2018 to $228.6 million for the nine months ended September 30, 2019. This increase in revenue was primarily attributable to a $33.6 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $13.1 million of the increase was generated from the businesses acquired in the fourth quarter of 2018 and $8.0 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Cost of revenues	$40,447	$30,140	$10,307	34.2%	$117,683	$86,420	$31,263	36.2%
Percentage of revenues	50.7%	49.8%			51.5%	49.7%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Cost of revenues increased by $10.3 million, or 34.2%, from $30.1 million for the three months ended September 30, 2018 to $40.4 million for the three months ended September 30, 2019. This increase was attributable to a $5.0 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $2.6 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.3 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.0 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.1 million increase from amortization of capitalized implementation services, a $1.0 million increase from amortization of acquired customer technology resulting from the businesses acquired in the fourth quarter of 2018, a $0.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.3 million increase in overhead costs which were allocated to our implementation and support departments, and a $0.1 million increase in travel related and other discretionary expenses.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Cost of revenues increased by $31.3 million, or 36.2%, from $86.4 million for the nine months ended September 30, 2018 to $117.7 million for the nine months ended September 30, 2019. This increase was attributable to a $12.9 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $7.4 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $1.2 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $7.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $4.4 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.8 million increase from amortization of acquired customer technology resulting from the businesses acquired in the fourth quarter of 2018, a $1.8 million increase from amortization of capitalized implementation services, a $1.5 million increase in other overhead costs which were allocated to our implementation and support departments, and a $0.6 million increase in travel related and other discretionary expenses.
We defer certain personnel and other costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the expected period of customer benefit. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity and process improvement.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Sales and marketing	$15,700	$11,467	$4,233	36.9%	$47,371	$34,541	$12,830	37.1%
Percentage of revenues	19.7%	18.9%			20.7%	19.9%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Sales and marketing expenses increased by $4.2 million, or 36.9%, from $11.5 million for the three months ended September 30, 2018 to $15.7 million for the three months ended September 30, 2019. This increase was primarily attributable to a $3.8 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.5 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.6 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.3 million increase in other overhead costs which were allocated to our sales and marketing departments.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Sales and marketing expenses increased by $12.8 million, or 37.1%, from $34.5 million for the nine months ended September 30, 2018 to $47.4 million for the nine months ended September 30, 2019. This increase was primarily attributable to a $10.4 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $7.1 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $1.3 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.9 million increase in travel related and recruiting expenses, a $0.9 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.6 million increase in the growth in our annual client conference.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase discretionary marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Research and development	$19,617	$12,904	$6,713	52.0%	$56,392	$35,817	$20,575	57.4%
Percentage of revenues	24.6%	21.3%			24.7%	20.6%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Research and development expenses increased by $6.7 million, or 52.0%, from $12.9 million for the three months ended September 30, 2018 to $19.6 million for the three months ended September 30, 2019. This increase was primarily attributable to a $6.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.5 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $0.8 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $0.4 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.1 million increase in travel related and other discretionary expenses.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Research and development expenses increased by $20.6 million, or 57.4%, from $35.8 million for the nine months ended September 30, 2018 to $56.4 million for the nine months ended September 30, 2019. This increase was primarily attributable to a $18.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $6.9 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018, and a $2.3 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.7 million increase in facilities and other overhead costs which were allocated to our research and development departments, and a $0.3 million increase in travel related and other discretionary expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
General and administrative	$13,418	$11,237	$2,181	19.4%	$41,357	$32,331	$9,026	27.9%
Percentage of revenues	16.8%	18.6%			18.1%	18.6%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. General and administrative expenses increased by $2.2 million, or 19.4%, from $11.2 million for the three months ended September 30, 2018 to $13.4 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in personnel costs to support the growth of our business, which included a $0.9 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price, and a $0.8 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.4 million increase in external audit fees, and a $0.2 million increase in overhead costs which were allocated to our general and administrative departments.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. General and administrative expenses increased by $9.0 million, or 27.9%, from $32.3 million for the nine months ended September 30, 2018 to $41.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to a $7.5 million increase in personnel costs to support the growth of our business, which included a $3.1 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price, and a $2.1 million increase in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.6 million increase in facilities and other overhead costs which were allocated to our general and administrative departments, a $0.5 million increase in travel related and recruiting expenses, and a $0.4 million increase in external audit fees.
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
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Acquisition related costs	$2,758	$1,811	$947	52.3%	$7,453	$2,325	$5,128	220.6%
Percentage of revenues	3.5%	3.0%			3.3%	1.3%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Acquisition related costs increased by $0.9 million, or 52.3%, from $1.8 million for the three months ended September 30, 2018 to $2.8 million for the three months ended September 30, 2019. The expense for the three months ended September 30, 2019 included $1.4 million increase for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018, $1.0 million of legal, professional services and other costs related to the PrecisionLender acquisition, and $0.3 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018, while the expense for the three months ended September 30, 2018 comprised of $1.7 million of legal, professional services and other costs related to the acquisition of Cloud Lending and $0.1 million of compensation expense related to the retention bonuses for employees of companies acquired in 2015 and 2017. The final retention bonuses related to the companies acquired in 2017 and those acquired in 2015 were paid out in the first quarter and third quarter of 2018, respectively.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Acquisition related costs increased by $5.1 million, or 220.6%, from $2.3 million for the nine months ended September 30, 2018 to $7.5 million for the nine months ended September 30, 2019. The expense for the nine months ended September 30, 2019 included $4.9 million for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018, $1.5 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018, and $1.0 million of legal, professional services and other costs related to the PrecisionLender acquisition, while the expense for the nine months ended September 30, 2018 included $1.7 million of legal, professional services and other costs related to the acquisition of Cloud Lending which was announced in August of 2018 and subsequently consummated on October 15, 2018 and $0.6 million of compensation expense related to the retention bonuses for employees of companies acquired in 2015 and 2017. The final retention bonuses related to the companies acquired in 2017 and those acquired in 2015 were paid out in the first quarter and third quarter of 2018, respectively.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Amortization of acquired intangibles	$912	$251	$661	263.3%	$3,032	$987	$2,045	207.2%
Percentage of revenues	1.1%	0.4%			1.3%	0.6%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Amortization of acquired intangibles increased by $0.7 million, or 263.3%, from $0.3 million for the three months ended September 30, 2018 to $0.9 million for the three months ended September 30, 2019 as a result of the intangible assets acquired in the Cloud Lending and Gro acquisitions in the fourth quarter of 2018. The acquired intangible assets are also related to our asset purchase in 2017 and our business combinations in 2015. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Amortization of acquired intangibles increased by $2.0 million, or 207.2%, from $1.0 million for the nine months ended September 30, 2018 to $3.0 million for the nine months ended September 30, 2019 as a result of the intangible assets acquired in the Cloud Lending and Gro acquisitions in the fourth quarter of 2018. The acquired intangible assets are also related to our asset purchase in 2017 and our business combinations in 2015. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	(%)	2019	2018	$	(%)
Total other income (expense), net	$(5,206)	$(1,877)	$(3,329)	(177.4)%	$(10,630)	$(5,005)	$(5,625)	(112.4)%
Percentage of revenues	(6.5)%	(3.1)%			(4.6)%	(2.9)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. Total other income (expense), net represented a net expense of $5.2 million for the three months ended September 30, 2019 compared to a net expense of $1.9 million for the three months ended September 30, 2018. The change was primarily from additional interest expense for the three months ended September 30, 2019 of $3.5 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2026 Notes issued in June 2019, partially offset by an increase of $0.3 million from interest income earned on cash, cash equivalents and investments.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Total other income (expense), net represented a net expense of $10.6 million for the nine months ended September 30, 2019 compared to a net expense of $5.0 million for the nine months ended September 30, 2018. The change was primarily from additional interest expense for the nine months ended September 30, 2019 of $6.2 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2023 Notes issued in February 2018 and 2026 Notes issued in June 2019 and a loss on disposal of long-lived assets of $0.3 million, partially offset by an increase of $1.0 million from interest income earned on cash, cash equivalents, and investments.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our June 2019 common stock offering, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of

September 30, 2019, our principal sources of liquidity were cash, cash equivalents and investments of $636.9 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(1,328)	$(3,860)
Investing activities	20,627	(56,868)
Financing activities	473,853	214,546
Net increase in cash, cash equivalents, and restricted cash	$493,152	$153,818
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
For the nine months ended September 30, 2019, our net cash and cash equivalents used in operating activities were $1.3 million, which consisted of a net loss of $55.2 million and cash outflows from changes in operating assets and liabilities of $14.5 million, partially offset by non-cash adjustments of $68.4 million. Cash outflows were the result of a $26.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.8 million increase in accounts receivable due to the timing of billings at the end of the current quarter, a $3.9 million increase in contract assets, a $2.0 million decrease in other long-term liabilities, and a $1.9 million increase in prepaid and other current assets related to various prepaid expenses. Cash inflows were the result of a $11.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, an $8.8 million increase in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure, and a $4.4 million decrease in other long-term assets. Non-cash items consisted primarily of $29.4 million of stock-based compensation expense, $17.7 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $11.2 million in amortization of the 2023 Notes and 2026 Notes, or the Convertible Notes, discounts and related debt issuance costs, $9.7 million of amortization of deferred implementation and deferred solution and other costs, and $0.4 million of other non-cash items.
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

For the nine months ended September 30, 2019, net cash provided by investing activities was $20.6 million, consisting primarily of $60.7 million from maturities of investments, partially offset by $27.3 million for the purchase of investments, $12.5 million for the purchase of property and equipment, and $0.3 million from the purchase of intangible assets.
For the nine months ended September 30, 2018, net cash used in investing activities was $56.9 million, consisting primarily of $75.7 million for the purchase of investments, $12.2 million for the purchase of property and equipment, and $0.2 million for release of the hold back from the asset purchase in 2017, partially offset by $31.2 million from maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our June 2019 common stock offering, our June 2019 offering of the 2026 Notes, our February 2018 offering of the 2023 Notes, net proceeds from exercises of options to purchase our common stock, as well as payments on financing obligations.
For the nine months ended September 30, 2019, net cash provided by financing activities of $473.9 million was due to the issuance of $307.0 million principal amount of the 2026 Notes, net of issuance costs, partially offset by the Capped Call transactions of $40.8 million, and proceeds from the issuance of common stock of $195.3 million, net of issuance costs, from the June 2019 common stock offering. In addition, cash flows from financing activities included $12.3 million of net cash received from the exercise of stock options.
For the nine months ended September 30, 2018, net cash provided by financing activities was $214.5 million, which was primarily due to the issuance of $223.2 million principal amount of the 2023 Notes, net of issuance costs, and the related sale of Warrants for $22.4 million, partially offset by the purchase of Bond Hedges for $41.7 million. In addition, cash flows from financing activities included $10.7 million of cash received from the exercise of stock options.
Contractual Obligations and Commitments
During the nine months ended September 30, 2019, and subsequent to September 30, 2019, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
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
The following table summarizes our contractual obligations and commitments at September 30, 2019 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,032	$8,194	$235,606	$320,994	$568,826
Operating lease obligations	7,817	13,550	11,177	14,624	47,168
Purchase commitments	16,342	29,866	10,411	—	56,619
	$28,191	$51,610	$257,194	$335,618	$672,613
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments will reflect our current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect this standard to impact our accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk and are currently implementing new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. Based on the composition of our investment portfolio, current market conditions and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on our condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective beginning in our first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have elected to early adopt the ASU as of January 1, 2019 on a prospective basis. No implementation costs related to hosting arrangements were capitalized during the three and nine months ended September 30, 2019.
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
During the nine months ended September 30, 2019, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which are primarily held in U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of September 30, 2019, we had an outstanding principal amount of $546.3 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2019 or 2018, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2019, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of September 30, 2019, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We will continue to review this matter and may consider hedging certain foreign exchange risks in future years.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $35.4 million, $26.2 million and $36.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $227.6 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition, leading analysts and investors to reduce their confidence and expectations and reduce the trading price of our stock.
Lawsuits by third parties against us or our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results and financial condition.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we regularly are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims may also increase as we continue to add new customers and as a result of our being a public company. The defense against these allegations and disputes and, if unsuccessful, their resolution could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us.
Our success in these matters depends upon our not infringing upon the intellectual property rights of others. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger or more relevant patent portfolios than we have.
Our customer agreements typically require us to indemnify our customers in connection with claims alleging our solutions or the underlying technologies infringe the patent or other intellectual property rights of third parties. Our customers regularly receive allegations from third parties or are involved in these disputes with third parties, and we may be required to indemnify them in connection with these matters. We are currently involved in these types of disputes, and given the high level of this activity in our industry, we expect these types of disputes to continue to arise in the future. If we are unsuccessful in defending claims for which we are required to provide indemnity, our business and operating results could be adversely affected. Any significant disputes among us and our customers as to the applicability of our indemnity obligations could negatively impact our reputation and customer relations, effect our ability to sell our solutions and harm our operating results. Further, there can be no assurances that any provisions in our contracts that purport to limit our liability would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
In certain instances, we license technologies from third parties for use directly or indirectly in our solutions or for resell with our solutions. Our contracts with these third parties may include provisions that require the third party to indemnify us in the event of any claim or dispute that the third party's technologies infringe upon the patent or other intellectual property rights of others. If we are unable for any reason to seek indemnity or otherwise collect from those third parties our direct or indirect liabilities related to any claim, then we may have to bear the liabilities ourselves and our business performance and financial condition could be substantially harmed.
The risk of patent litigation exists with operating entities but also has been amplified by the increase in the number of non-practicing patent asserting entities, or patent trolls. Any claims or litigation, whether by operating entities or patent trolls, could cause us to incur significant expenses and, if successfully asserted against us or our customers whom we indemnify, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.
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
As of September 30, 2019, we had 11 U.S. patent applications pending and three issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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

We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $1.0 million as of September 30, 2019. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.
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
As of September 30, 2019, we had an aggregate of 48,110,418 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 16,049,857 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of September 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 10.3% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
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
In connection with the June 2019 convertible note offering, we entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as a result of conversion of the 2026 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or following any repurchase of 2026 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
In the event the conditional conversion feature of the 2023 Notes or 2026 Notes is triggered, note holders will be entitled to convert their 2023 Notes or 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert the 2023 Notes or 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2023 Notes or 2026 Notes do not elect to convert their 2023 Notes or 2026 Notes we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In addition, under certain circumstances, convertible debt instruments, such as our convertible notes, that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2023 Notes or 2026 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2023 Notes and 2026 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2023 Notes and 2026 Notes then our diluted earnings per share could be adversely affected.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds

On June 10, 2019, we completed a registered public offering of 2,637,986 shares of our common stock at a price of $69.50 per share, before underwriting discounts and commissions, and on June 12, 2019, we completed the sale of an additional 395,698 shares of our common stock, at a price of $69.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their option to purchase additional shares. We sold 2,913,684 of such shares and an existing stockholder sold an aggregate of 120,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering. The offer and sale of all of the shares in the June 2019 common stock offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231947), which was declared effective by the SEC on June 4, 2019. There have been no material changes in the planned use of proceeds from our June 2019 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 6, 2019. We used the proceeds from our June 2019 common stock offering to complete the acquisition of PrecisionLender on October 31, 2019 for total consideration of $510 million in cash (which includes an escrow amount of $4.8 million).
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1 - 31, 2019	—	$—	—	$—
August 1 - 31, 2019	44	90.50	—	—
September 1 - 30, 2019	1,305	83.79	—	—
Total	1,349	$72.84	—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	*
Agreement and Plan of Merger, dated September 30, 2019, by and among the Registrant, Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2019).

3.1	*
Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1	*
Amended and Restated Employment Agreement, dated effective July 15, 2019, by and among the Registrant and Odus Edward Wittenburg, Jr. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2018)

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

Q2 HOLDINGS, INC.
November 7, 2019	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

November 7, 2019	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)