Form 10-K
period 2019-12-31
Q2 Holdings, Inc.
filed 2020-02-21
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.
 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Q2 Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	001-36350	20-2706637
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

13785 Research Blvd, Suite 150
Austin, Texas 78750
(512) 275-0072
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QTWO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2019, the aggregate market value of its shares held by non-affiliates on that date was approximately $3,611,447,727. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 48,418,010 shares of the registrant's common stock outstanding as of January 31, 2020.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2020 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2019, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to financial institutions, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.
Our founding team has over 25 years of experience developing and delivering secure, advanced digital solutions designed to help our customers compete in the complex and heavily-regulated financial services industry. Q2 began by providing digital banking solutions to regional and community financial institutions, or RCFIs, with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. Through investment in innovation and acquisitions, our solutions have grown to include a broader range of services and experiences, including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions, further serving the needs of financial institutions as well as Alt-FIs and FinTechs.
The RCFI market includes approximately 10,600 banks and credit unions with less than $100 billion in assets according to data compiled by BauerFinancial as of September 30, 2019. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform to RCFIs, and we continue to be focused on our founding mission of building stronger communities by strengthening their financial institutions.
The growth and adoption of digital financial services creates challenges and opportunities in the markets served by financial institutions as well as emerging providers such as Alt-FIs and FinTechs. The proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of providers, greater fragmentation of financial services markets and a broadening set of new and innovative digital services. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. End Users also select digital solutions based on the quality and intuitiveness of the digital user experience.

Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End User engagement in their physical branches and increased End User engagement with their digital services and thus they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End User demand for digital financial services by creating new and expanding existing digital service offerings. This combined investment by traditional and emerging financial services providers is driving further competition, segmentation and innovation.
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
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of financial institutions as well as the needs of Alt-FIs and FinTechs. Our solutions now include a broad range of services and experiences including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions. We believe our expanded solution offerings and the corresponding growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $10.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. On average, Q2 Platform clients have historically grown subscription revenue by approximately 30% within 36 months. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
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
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the financial institution, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions.

As of December 31, 2019, we had 414 installed digital banking platform customers located in 48 states, and those customers had approximately 14.6 million consumer and commercial users registered on our digital banking platform. Registered users of our digital banking platform, or Registered Users, executed over $996 billion in financial transactions on our digital banking platform during 2019. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operation Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
We primarily sell subscriptions to our solutions through our direct sales organization and recognize the related revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. Our digital banking platform revenues generally increase as we add new customers, sell additional solutions to existing customers, the number of End Users on our solutions grows and the number of transactions that End Users perform on our solutions increases. The structure and terms of our newer lending and leasing, BaaS and sales enablement and portfolio management solution arrangements are varied, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
We have achieved significant growth since our inception. We had total revenues of $315.5 million, $241.1 million, and $194.0 million in 2019, 2018 and 2017, respectively. We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and scaling our operations. We incurred net losses of $70.9 million, $35.4 million and $26.2 million in 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had total assets of $1.0 billion and $463.7 million, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 13785 Research Blvd, Suite 150, Austin, Texas 78750. Our telephone number is (512) 275-0072.
Industry Background
The financial services market is intensely competitive. The growth and adoption of digital financial services has and continues to create challenges and opportunities for both traditional providers such as financial institutions as well as emerging providers such as Alt-FIs and FinTechs.
The proliferation and adoption of mobile and tablet devices and digital services are dramatically changing the financial services market
The proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of financial services providers, greater fragmentation of the financial services market and a broadening set of new and innovative digital financial services. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. These changes in the financial services market and in End User expectations create challenges and opportunities for financial institutions as well as emerging financial services providers such as Alt-FIs and FinTechs.
Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing an ever-broadening set of new and innovative digital financial services, solutions and experiences which better align with End Users' increasingly digital lives, experiences and interactions. These services, experiences and solutions include, among other things, account opening, deposits, investments, payments, money transfers, credit card management and loan applications.
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
The market for digital financial services is significant
We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2019, consisted of approximately 10,600 financial institutions with combined assets of $7.5 trillion, representing 37% of assets held by all federally-insured financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally-owned and obtain deposits and make lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.

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
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of financial institutions as well as the needs of Alt-FIs and FinTechs. Our solutions now include a broad range of services and experiences including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions. Our expanded solution offerings and the corresponding growth of our customer base and market opportunity have increased our addressable market.
Based on our estimates of the number of target RCFIs for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking solutions, including retail, small business, commercial, digital account opening and Centrix solutions is greater than $5.0 billion. Based on our estimate of the number of target providers of digital lending and leasing services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending and leasing solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, pricing and sales enablement modules, is greater than $4.0 billion. The market for our open application programming interface, or API, solutions for financial services generally, including potential customer segments and product use cases, is relatively new, broad and continually evolving. Based on our estimates of the number of target financial institutions and FinTechs for our BaaS solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our BaaS solutions is greater than $1.0 billion. In the aggregate, we believe that the worldwide market for our solutions is greater than $10.0 billion.
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
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We have deep domain expertise in new, innovative, secure and regulatory-compliant digital solutions in the complex and highly-regulated financial services industry and with the technical and operational complexities of delivering integrated financial services solutions across multiple operating systems, devices and channels. As a result, we believe that the breadth and depth of our solution offerings across the financial institution, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions.
Our Solutions
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial service providers engage with End Users. We sell our solutions to financial institutions, Alt-FIs, and FinTechs. Our solutions are designed to deliver a robust suite of digital financial services that enable End Users of banking, lending, leasing and BaaS solutions to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.

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

•
Lending and Leasing: Our end-to-end digital lending and leasing portfolio allows our financial institution, Alt-FI and FinTech customers to simplify the End User experiences of borrowers, accelerate loan decisioning, and reduce operational inefficiencies through digitization and automation of the traditional loan application and underwriting process. In addition, our leasing solutions provide our financial institution, Alt-FI and FinTech customers with digital solutions for consumer, commercial, small business, construction and equipment financing. Our lending portfolio also provides commercial relationship managers with actionable data-driven insights into an individual commercial End User's entire portfolio, assessing the overall portfolio and relationship, highlighting potential concerns and identifying opportunities, and ultimately helping the relationship manager to more effectively price, negotiate and close commercial loans.

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

•
Flexible integration: We have developed a highly flexible set of integration tools, enabling the rapid integration of third-party applications and data sources. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging.

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

•
Improved and more frequent engagement with End Users: The breadth of our solutions and quality of the End User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities. We believe that engaging with commercial End Users, in particular, involves unique challenges, and by enabling commercial relationship managers with actionable data-driven insights into commercial End User relationships, they can better serve their commercial End Users and increase the overall performance of their financial institution.

•
Drive End User loyalty: We believe our customers are able to drive loyalty by increasing their level and quality of End User engagement. Our customers are able to tailor our solutions by offering individually relevant functionality as well as branded, localized End User experiences. Our digital banking platform and lending solutions provide our financial institution customers with a comprehensive view of operational and End User activity across channels and devices allowing them to look for opportunities to improve End User engagement and grow their End User relationships with targeted offerings based on specific behavior. We believe this further strengthens End User loyalty by enabling our customers to engage End Users through customized and End User-friendly digital experiences.

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

•
We have acquired and developed solutions to better serve our financial institution customers and a broader set of global financial service providers including Alt-FIs and FinTechs: Over the past few years, we have expanded our portfolio to include offerings such as our end-to-end lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.

•
We have a proven track record in providing digital solutions to financial services providers: Our founders and management have a track record of successfully delivering technology for financial services providers. We have deep domain expertise in financial services and community banking which we utilize to develop and deliver our solutions and services to our customers.

•
Our sales model is tailored to our different markets: The financial institution market is well defined and allows us to effectively direct our go-to-market strategy for our sales and marketing efforts. Utilizing the deep industry experience of our management and sales teams, we are able to leverage our relationships with leaders and influencers at many of our financial institution customers as valuable sources of reference and promotion. We have also developed actionable insights into our sales and marketing performance, enabling us to be efficient with our go-to-market investments. The Alt-FI and FinTech markets are relatively new, broad and continually evolving. As a result, we utilize third-party partnerships and insights from our experience with financial institution customers to effectively pursue these markets.

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

•
Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past nine years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.

Our Growth Strategy
We believe we are well positioned to connect and serve traditional and emerging financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally. To accomplish this goal, we are pursuing the following growth strategies:

•
Further penetrate our large market opportunity: We believe financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices, and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with financial institutions, Alt-FIs and FinTechs across a variety of digital channels. Over the past three years, in response to the increasing demand for innovative digital banking and other financial services, we have expanded our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of emerging financial services providers such as Alt-FIs and FinTechs and their End Users, which also facilitates partnerships with and integration to the digital solutions of our financial institution customers. We intend to further penetrate our large market opportunity and increase our number of financial institution, Alt-FI and FinTech customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.

•
Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling additional solutions such as our lending and leasing, digital account opening and data-driven sales enablement and portfolio management solutions. In addition, our revenues from existing customers continue to grow as these customers increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. We believe our recent investments in digital lending, leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users.

•
Continue to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. For example, in June 2017, we introduced Q2 Open, a portfolio of open API financial services which are designed to allow RCFIs, Alt-FIs and FinTechs to develop and support their own digital financial services and solutions more quickly and cost-effectively. Q2 Open additionally provides an opportunity for our RCFI customers to partner with Alt-FIs and FinTechs in providing innovative digital services and solutions to meet evolving End User demands. In October 2018, we acquired Cloud Lending Solutions, or Cloud Lending. With the Cloud Lending acquisition, we added to our portfolio of solutions an end-to-end digital lending and leasing platform which allows RCFIs, Alt-FIs and FinTechs to automate and digitize lending and leasing related activities. In November 2018, we acquired Gro Solutions, or Gro. With the Gro acquisition, we added Q2 Gro to our portfolio of solutions, a digital online account opening and sales and marketing platform which enables customers to make personalized recommendations and cross-sell banking products, such as deposit accounts and loans. In October 2019, we acquired Lender Performance Group, LLC, or PrecisionLender. With the PrecisionLender acquisition, we added to our portfolio of solutions PrecisionLender's data-driven sales enablement, pricing and portfolio management platform to support commercial lending for financial institutions globally, as well as Andi®, a digital enterprise coach powered by machine learning.

•
Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our acquisitions of Centrix, Social Money, Unbill, Cloud Lending, Gro and PrecisionLender. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.

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

• Native functionality for mobile and tablet devices such as touch, camera and geolocation to enhance the digital banking experience of End Users

Q2mobile Remote Deposit Capture	• Partnered solution that allows remote check deposit capture utilizing End Users' camera-ready mobile and tablet devices

Q2 Person-to-Person Payments	• Partnered integrated person-to-person payments solution that gives End Users the ability to pay anyone quickly, easily and securely, from any device

Q2 Business Solutions	• Advanced digital banking solutions deliver a flexible, efficient, and positive experience for all types of business users, from sole proprietors to enterprise-level account holders
• Allows commercial End Users to more efficiently manage and execute higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, End User roles, date and time as well as geographic location

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

Q2 Contextual PFM	• Allows End Users to easily add external accounts and view them together with internal accounts on their digital banking home page
• Allows financial institutions the ability to offer End Users simplified transaction descriptions and automatic categorization across their internally and externally held accounts
• Enables financial institutions to better understand End Users' consumer financial data, analytics, and behaviors
• Allow End Users to view their personal data in a variety of ways, such as budgets, spending, net worth, debts, and trends

Q2 Goals	• Enables End Users to establish and save towards specific savings goals
• Allows End Users to easily track their progress and activity towards achieving their savings goals
• Provides financial institutions visibility into End Users' savings goals enabling them to assess additional opportunities to offer additional financial services to assist such End Users

Q2 CardSwap
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

Centrix Exact/Transaction Management System	• Fraud prevention tool focused on the transaction management needs of commercial End Users
• Encompasses check positive pay with payee match, ACH positive pay and full account reconciliation

Lending and Leasing Solutions
Cloud Lending Solutions
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
• Customer-centric collections application that enables lenders to define and automate collection strategies, optimize customer interaction across channels, lower risk, and reduce technical and operational costs

• Allows lenders to track customer interactions, set priorities and optimize workloads
PrecisionLender Solutions
Our PrecisionLender platform is a cloud-based, data-driven sales enablement, pricing and portfolio management solution that allows financial institutions globally to more effectively structure and negotiate commercial lending transactions. During the commercial lending negotiation process, the PrecisionLender platform analyzes a financial institution's entire commercial End User portfolio, and individual commercial End User relationships, in addition to other external market information, to assess the performance of the portfolio and relationships. Based on such analysis, PrecisionLender provides commercial bankers with actionable insights by highlighting potential concerns and identifying potential opportunities, ultimately allowing them to more efficiently and effectively price, negotiate and close commercial loans. The PrecisionLender platform user experience is enhanced by Andi®, a digital enterprise coach powered by machine learning. The PrecisionLender platform includes the following distinct solutions:

Solution	Features
PrecisionLender Platform
• Cloud-based loan pricing and negotiation functionality that provides commercial relationship managers with actionable insights based on analysis of their commercial account holder portfolio to efficiently and effectively price and structure commercial loans

PrecisionLender L3
• Managed and configured data environment that provides in depth analysis and reporting of a financial institution's commercial account portfolio, enabling commercial relationship managers to assess performance trends as well as identify cross-sales and other opportunities for improvement

Andi®
• Configurable digital enterprise coach powered by machine learning which accompanies the commercial relationship manager throughout the commercial loan structuring, negotiating and pricing process, making recommendations along the way leveraging the real-time analysis being performed by the PrecisionLender Platform

BaaS Solutions
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
Partner Offerings
Our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with an internally developed, highly flexible set of integration tools allows us to build rapid integrations with our customers' internal and third-party systems to support End User activities and customer processes. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users.
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
Our marketing team complements our sales organization through lead generation, brand building, analyst relations, public relations and industry research. While the financial institution market is well-defined due to the regulatory classification of financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. We focus our marketing efforts on industry-specific tradeshows, publications, digital newsletters, digital advertising, as well as referral agreements with strategic industry partners. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in End User behavior and digital activities. Our marketing programs primarily target digital transformation, technology, finance, operations and marketing executives as well as senior business leaders.
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
Technology and Operations
Due to the highly regulated nature of the financial services industry, our digital banking platform combines both multi-tenant and single instance aspects. This structure is designed to maximize End User data security and minimize compliance cost and risks. Our solutions utilize a multi-tiered architecture that allows for scalability, operational simplicity, security and disaster recovery. We have also developed an internal operations and analytics platform that aggregates and leverages customer instance and End User experience captured within our solutions to drive future innovation and scale.
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
All End Users are authenticated, authorized and validated before they can access our solutions. End Users must have, at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model allows different groups of End Users to have different levels of access to our solutions. Our solutions' vulnerability is tested using internal tools prior to release, and an independent third party performs penetration and vulnerability tests on our solutions periodically.

Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2019, we had ten U.S. patent applications pending and three issued U.S. patents, with expiration dates ranging from October 2027 to August 2037. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
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
We currently compete with providers of technology and services in the financial services industry, including new and established point system vendors and core processing vendors, as well as systems internally-developed by our customers. With respect to our digital banking platform, we compete against a number of point system competitors, including NCR Corporation, or NCR, First Data Corporation, D3 Technology, Inc. (acquired by NCR in July 2019), Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., or Fiserv, Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Oracle corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries.
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
We believe the principal competitive factors for our solutions in the financial services markets we serve include the following:

•	alignment with the missions of our customers;

•	ability to provide a single platform for consumer and commercial End Users;

•	full-feature functionality across digital channels;

•	ability to integrate targeted offers for End Users across digital channels;

•	ability to support financial institutions in acquiring deposits with open API technologies;

•	SaaS delivery and pricing model;

•	ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a software development kit;

•	design of the End User experience, including modern, intuitive and touch-centric features;

•	configurability and branding capabilities for customers;

•	familiarity of workflows and terminology and feature-on-demand functionality;

•	integrated multi-layered security and compliance of solutions with regulatory requirements;

•	quality of implementation, integration and support services;

•	domain expertise and innovation in financial services technology;

•	ability to innovate and respond to customer needs rapidly; and

•	rate of development, deployment and enhancement of solutions.
We believe that we compete favorably with respect to these factors within the financial institution, Alt-FI and FinTech markets we serve, but we expect competition to continue and increase as existing competitors continue to evolve their offerings and as new companies enter our market. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, customer support and our business operations generally.
Employees
As of December 31, 2019, we had 1,574 employees, of which 1,413 were employed in the United States, and 161 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Culture
Since our inception, our culture has been rooted in our mission to strengthen communities by strengthening the financial institutions that serve them. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with our customers and employees. We share our culture through our customer interactions, employee functions and collaborative and educational customer events like our CONNECT client conference, user groups and collaborate focus groups. In each of the past nine years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work."
Presented with regular opportunities to help our customers more successfully compete and grow, we seek out ways to enhance our culture and our ability to make a difference for our customers and their End Users. Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:

•
our employee committees focused on culture, wellness, and charitable causes and communications help create opportunities for employees to come together around important causes to make a difference in the workplace and local communities;

•	our emerging leaders management training program identifies and cultivates new and emerging leadership talent within our organization;

•	our flexible workspaces promote a collaborative, high-energy work environment and help facilitate team-based problem solving and cross-departmental learning;

•	our workspaces reinforce our mission, guiding principles, promote a collaborative, high-energy work environment and help facilitate team-based problem solving and cross-departmental learning; and

•	we use technology to engage our own employees to take control of their development, recognize one another and engage in charitable causes.
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
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $194.0 million for the twelve months ended December 31, 2017 to $241.1 million for the twelve months ended December 31, 2018, and $315.5 million for the twelve months ended December 31, 2019. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services is dramatically changing, and we do not know whether financial institutions and traditional and emerging financial services providers will adopt or continue to adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. Many financial institutions have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. For financial institutions, switching from one provider of solutions (or from an internally developed legacy system) to a new provider is a significant endeavor. Many potential customers believe switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). Furthermore, some financial institutions may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which would harm our operating results. We attempt to overcome these concerns through value enhancing strategies such as a flexible integration process and continued investment in the enhanced functionality and features of our solutions. If financial institutions are unwilling to transition from their legacy systems, the demand for our solutions and related services could decline and adversely affect our business, operating results and financial condition.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by financial services providers. With respect to our digital banking platform, we have a number of point system competitors, including NCR Corporation, or NCR, First Data Corporation, D3 Technology, Inc. (acquired by NCR in July 2019), Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.
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
If we are unable to effectively integrate our solutions with other systems or services used by our customers and prospective customers, including if we are forced to discontinue integration due to security or quality concerns with a third-party system or service, or if there are performance issues with such third-party systems or services, our solutions will not operate effectively and our operations will be adversely affected.
The functionality of our solutions depends on our ability to integrate with other third-party systems and services used by our customers, including core processing software and, in the case of our BaaS solutions, banking services. Certain providers of these third-party systems or services also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations.
Our business may be harmed if any such third-party providers:

•	changes the features or functionality of its services, applications and platforms in a manner adverse to us;

•	discontinues or limits our solutions' access to its systems or services;

•	suffers a security incident or other incident that requires us to discontinue integration with its systems or services;

•	terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offer competing services.
Such changes could limit or prevent us from integrating our solutions with these third-party systems or services, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party systems or services as a result of changes to or restricted access to the systems or services by such third parties during the terms of existing agreements with customers using such third-party systems or services, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any such third-party providers experience an outage, our solutions integrated with such systems or services will not function properly or at all, and our customers may be dissatisfied with our solutions. If the systems or services of such third-party providers have performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions and our business may be harmed. Although our customers may be able to switch to alternative technologies if a provider's systems or services were unreliable or if a provider was to limit such customer's access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.
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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the FFIEC govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth audits. Still further, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed, or amended. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's General Data Protection Regulation, which came into force in May 2018 and the California Consumer Privacy Act, which came into force in January 2020, each of which creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.
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
Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their End Users. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained log-in credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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

•	the amount and timing of cash collections from our customers;

•	long or delayed implementation times for new customers, including larger customers, or other changes in the levels of customer support we provide;

•	the timing and predictability of sales of our solutions and the impact that the timing of bookings may have on our revenue and financial performance in a period;

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

•	public health emergencies, such as the recent outbreak of the 2019 novel coronavirus (2019-nCOV), now known as "COVID-19," in Greater China, and their effect on the overall economy;

•	unexpected expenses such as those related to litigation or other disputes;

•	the timing of stock awards to employees and related adverse financial statement impact of having to expense those stock awards over their vesting schedules; and

•	the amount and timing of costs associated with recruiting, hiring, training and integrating new employees, many of whom we hire in advance of anticipated needs.

Moreover, the prices of our notes and our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the prices of our notes and common stock could decline substantially.
We have a history of losses, and we do not expect to be profitable for the foreseeable future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $70.9 million, $35.4 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $243.3 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
We rely on hardware that we purchase or lease and software, including open source software, that we develop or license from, or that is hosted by third parties, to offer our solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. These third-party licensors may choose not to continue to support certain of the hardware or software we license. While we are not substantially dependent upon any third-party hardware or software, the loss of the right or ability to use all or a significant portion of our third-party hardware or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
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
Certain of our digital lending and leasing solutions run on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges to our customers. Salesforce.com may discontinue or modify Force.com or increase its fees or modify its pricing incentives for our customers. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from certain of our digital lending and leasing solutions until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our customers and we may be subject to breach of contract or other claims from our customers.
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, certain of our digital lending and leasing solutions will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform, they will reflect poorly on us and the adoption and renewal of certain of our digital lending and leasing solutions and our business may be harmed.
We derive substantially all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated, could harm our business.
A significant portion of our revenues is derived from RCFIs. RCFIs have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many RCFIs have failed, merged or been acquired. Failures and consolidations are likely to continue, and there are very few new RCFIs being created. Further, if our customers merge with or are acquired by other entities such as financial institutions that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger RCFIs that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we regularly are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims may also increase as we continue to add new customers and as a result of our being a public company. The defense against these allegations and disputes and, if unsuccessful, their resolution, could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us.
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
As of December 31, 2019, we had ten U.S. patent applications pending and three issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
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
As of December 31, 2019, we had approximately $425.0 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our initial public offering in March 2014 or our registered common stock offerings in March 2015, September 2015 and June 2019 and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $0.9 million as of December 31, 2019. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.

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
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to customers located outside of the United States, our business is susceptible to risks associated with international operations.

We have international operations in India, Australia, the United Kingdom and the Netherlands. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

•	fluctuations in currency exchange rates;

•	the complexity of, or changes in, foreign regulatory requirements;

•	the cost and complexity of bringing our solutions into compliance with foreign regulatory requirements, and risks of our solutions not being compliant;

•	difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;

•	complexities implementing and enforcing cross-border information technology and security controls;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition or drive localization efforts;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;

•	reduced or varied protection for intellectual property rights in some countries; and

•	the risk of U.S. regulation of foreign operations.
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
In particular, we operate some of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities internationally, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective. In addition, if information technology and security controls we have implemented to address risks posed by research and development activities outside of the United States are breached or are otherwise ineffective, our intellectual property or technical infrastructure could be compromised or stolen.
We are monitoring developments related to the United Kingdom's departure from the European Union commonly referred to as "Brexit." The potential effects of Brexit on our business will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during the current transitional period or more permanently and negotiations are ongoing. Since we have operations in the United Kingdom and Europe, Brexit could potentially have corporate structural consequences, adversely change tax benefits or liabilities and disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.
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
As of December 31, 2019, we had an aggregate of 48,386,449 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 16,049,857 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In February 2018, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2023, or the 2023 Notes. In June 2019, we issued $316.3 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes. In addition, in June 2019, we also completed a registered offering of a total of 3,033,684 shares of our common stock at a price of $69.50 per share. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
As of January 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 10.4% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with one or more large stockholders. In addition, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which we lease approximately 67,000 square feet of office space under a lease agreement with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which we lease approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. We also lease office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; San Mateo, California; Bangalore, India; Sydney, Australia; London, United Kingdom; and Amsterdam, Netherlands. On December 18, 2019, we entered into a lease agreement to lease approximately 129,000 square feet of an office building to be located immediately adjacent to our current headquarters, in order to expand our headquarters. This new lease agreement provides for a commencement date of May 1, 2021 for the entire premises, and runs 120 months with respect to approximately 69,000 square feet, with an initial two year renewal option, and 84 months with respect to 60,000 square feet, with an initial five year renewal option, and an additional five year renewal option for the entire premises after the expiration of the initial renewal terms. We believe our current facilities will be adequate for our needs for the current term.
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
As of December 31, 2019, we had 24 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 20, 2014 (the date of our IPO) and December 31, 2019, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on March 20, 2014 in our common stock at our IPO offering price of $13.00 per share, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
October 1 - 31, 2019	—	$—	—	$—
November 1 - 30, 2019	2,176	73.95	—	—
December 1 - 31, 2019	2,474	80.89	—	—
Total	4,650	$77.64	—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 6. Selected Financial Data.
The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenues(1)	$315,484	$241,100	$193,978	$150,224	$108,867
Cost of revenues(2)(3)	162,485	121,855	99,485	77,429	59,128
Gross profit	152,999	119,245	94,493	72,795	49,739
Operating expenses:
Sales and marketing(2)	63,947	48,124	41,170	36,284	26,999
Research and development(2)	76,273	51,334	40,338	32,460	21,534
General and administrative(2)	56,739	44,990	37,179	31,959	22,977
Acquisition related costs	16,027	4,145	1,232	6,307	2,493
Amortization of acquired intangibles	6,339	1,844	1,481	1,470	576
Unoccupied lease charges(4)	420	658	—	33	—
Total operating expenses	219,745	151,095	121,400	108,513	74,579
Loss from operations	(66,746)	(31,850)	(26,907)	(35,718)	(24,840)
Total other income (expense), net	(16,618)	(7,350)	429	(209)	(3)
Loss before income taxes	(83,364)	(39,200)	(26,478)	(35,927)	(24,843)
Benefit from (provision for) income taxes	12,487	3,803	314	(427)	(220)
Net loss	$(70,877)	$(35,397)	$(26,164)	$(36,354)	$(25,063)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.53)	$(0.83)	$(0.63)	$(0.92)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	46,198	42,797	41,218	39,649	37,275

Other Financial Data:
Adjusted EBITDA(5)	$19,608	$18,975	$10,210	$(4,539)	$(8,138)
_______________________________________________________________________________

(1)	Includes deferred revenue reduction from purchase accounting of $1.8 million the year ended December 31, 2019.

(2)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenues	$6,427	$4,773	$3,729	$2,043	$1,134
Sales and marketing	7,740	5,837	3,243	2,231	1,570
Research and development	9,864	6,852	4,464	2,934	1,186
General and administrative	15,347	11,758	9,503	5,432	3,472
Total stock-based compensation expenses	$39,378	$29,220	$20,939	$12,640	$7,362
_____________________________________________________________________________

(3)
Includes amortization of acquired technology of $9.9 million, $4.5 million, $3.6 million, $3.2 million, and $0.7 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(4)
Unoccupied lease charges in 2019 include costs related to the early exit from one of our Atlanta facilities, partially offset by anticipated sublease income from that facility. Unoccupied lease charges in 2018 include costs related to the early exit from of a portion of our south Austin facility, and in 2016 include the early exit from our previous Lincoln, Nebraska facility, partially offset by sublease income from those facilities.

(5)
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, total other (income) expense, net, deferred revenue reduction from purchase accounting and unoccupied lease charges.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(70,877)	$(35,397)	$(26,164)	$(36,354)	$(25,063)
Depreciation and amortization	28,457	16,802	14,946	12,199	6,847
Stock-based compensation expense	39,378	29,220	20,939	12,640	7,362
Acquisition related costs	16,316	4,145	1,232	6,307	2,493
(Benefit from) provision for income taxes	(12,487)	(3,803)	(314)	427	220
Total other (income) expense, net	16,572	7,350	(429)	209	3
Deferred revenue reduction from purchase accounting	1,829	—	—	—	—
Unoccupied lease charges	420	658	—	33	—
Adjusted EBITDA	$19,608	$18,975	$10,210	$(4,539)	$(8,138)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,094	$108,341	$57,961	$54,873	$67,049
Restricted cash	3,468	1,815	2,315	1,315	2,123
Investments	32,325	68,979	41,685	42,249	43,571
Deferred implementation, solution, and other costs, total	65,848	41,637	34,076	30,998	24,599
Intangible assets, net	223,861	63,296	12,034	15,208	17,192
Goodwill	462,023	107,907	12,876	12,876	12,876
Convertible notes, net of current portion	424,784	182,723	—	—	—
Deferred revenues, total	90,804	65,594	66,668	61,830	52,239
Working capital	53,369	144,631	63,014	66,458	87,525
Total stockholders' equity	$379,412	$158,900	$106,622	$100,235	$117,974

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to financial institutions, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End User acquisition, retention and engagement.
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
We began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs, with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform to RCFIs, and we continue to be focused on our founding mission of building stronger communities by strengthening their financial institutions. However, the continued proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of providers, greater fragmentation of financial services markets and a broadening set of new and innovative digital services, creating challenges and opportunities in the markets served by financial institutions as well as emerging providers such as Alt-FIs and FinTechs. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. End Users also select digital solutions based on the quality and intuitiveness of the digital user experience.
Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End User engagement in their physical branches and increased End User engagement with their digital services and thus they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End User demand for digital financial services by creating new and expanding existing digital service offerings. This combined investment by traditional and emerging financial services providers is driving further competition, segmentation and innovation.
We deliver our solutions to the substantial majority of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our revenues are derived from customers which host our solutions in their own data centers under term license and maintenance agreements. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more consumer or commercial users registered on our digital banking platform, or Registered Users, on our solutions. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that Registered Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of Registered Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
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
We sell our solutions primarily through our professional sales organization. While the financial institution market is well-defined due to the regulatory classifications of those financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. We intend to add sales representatives to identify and address the financial institution, Alt-FI and FinTech markets across the U.S. and internationally. We also expect to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. In addition, over the past three years we have acquired or developed new solutions and additional functions that serve a broader range of needs of financial institutions as well as the needs of Alt-FIs and FinTechs. In addition to our acquisitions of Cloud Lending Inc., or Cloud Lending, and Gro Solutions, Inc., or Gro, in 2018 and our acquisitions of Centrix and Social Money in 2015, we completed our acquisition of Lender Performance Group, LLC, or PrecisionLender, on October 31, 2019. PrecisionLender is a provider of data-driven sales enablement, pricing and portfolio management solutions for financial institutions globally. Our solutions now include a broad range of services and experiences including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions both in the U.S. and internationally.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the financial institution, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions. We intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
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

On September 30, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which we agreed to acquire PrecisionLender, a SaaS provider of data-driven sales enablement, pricing and portfolio management solutions for financial institutions, for cash consideration of $510 million, and on October 31, 2019, we consummated the acquisition of PrecisionLender. Upon consummation, $4.8 million of the cash consideration was placed into escrow to secure certain post-closing indemnification obligations in the Merger Agreement.

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
Installed Customers
We define Installed Customers as the number of customers on our digital banking platform from which we are currently recognizing revenues. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 414, 401 and 382 Installed Customers on our digital banking platform as of December 31, 2019, 2018 and 2017, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. Our Installed Customers had approximately 14.6 million, 12.8 million and 10.4 million Registered Users as of December 31, 2019, 2018 and 2017, respectively.

Revenue Retention Rate

We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year; and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 120%, 114% and 122% for the years ended December 31, 2019, 2018 and 2017, respectively.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Our annual churn has ranged from 5.1% to 3.5% over the last eight years, and we had annual churn of 5.1%, 5.0%, and 4.9% for the years ended and December 31, 2019, 2018, and 2017, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense, acquisition related adjustments, deferred revenue reduction from purchase accounting and restructuring charges can have a material impact on our GAAP financial results.

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of PrecisonLender purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Year Ended December 31,
	2019	2018	2017
Revenue:
GAAP revenue	$315,484	$241,100	$193,978
Deferred revenue reduction from purchase accounting	1,829	—	—
Total Non-GAAP revenue	$317,313	$241,100	$193,978
Non-GAAP Operating Income
We provide non-GAAP operating income using non-GAAP revenue as discussed above and excluding such items as amortization of acquired intangible assets, stock-based compensation expense, acquisition related costs and restructuring charges. We believe these measures are useful for the following reasons:

•
Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

•
Stock-based compensation. We provide non-GAAP information that excludes expenses related to stock-based compensation. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Because of these unique characteristics of stock-based compensation, we exclude these expenses when analyzing the organization's business performance.

•
Acquisition related costs. We exclude certain expense items resulting from our acquisitions, such as legal, accounting and consulting fees, changes in fair value of contingent consideration, and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition related costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

•
Unoccupied lease charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Year Ended December 31,
	2019	2018	2017
GAAP operating loss	$(66,746)	$(31,850)	$(26,907)
Deferred revenue reduction from purchase accounting	1,829	—	—
Stock-based compensation	39,378	29,220	20,939
Acquisition related costs	16,316	4,145	1,232
Amortization of acquired technology	9,871	4,465	3,624
Amortization of acquired intangibles	6,339	1,844	1,481
Unoccupied lease charges	420	658	—
Non-GAAP operating income	$7,407	$8,482	$369
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, total other (income) expense, net, deferred revenue reduction from purchase accounting, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:

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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(70,877)	$(35,397)	$(26,164)
Depreciation and amortization	28,457	16,802	14,946
Stock-based compensation expense	39,378	29,220	20,939
Acquisition related costs	16,316	4,145	1,232
Benefit from income taxes	(12,487)	(3,803)	(314)
Total other (income) expense, net	16,572	7,350	(429)
Deferred revenue reduction from purchase accounting	1,829	—	—
Unoccupied lease charges	420	658	—
Adjusted EBITDA	$19,608	$18,975	$10,210
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based services, transaction revenue from bill-pay solutions, and revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize the software license revenue once the customer obtains control of the license and the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our implementation, customer support, data center and customer training personnel, as well as costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. We amortize the costs for an implementation once revenue recognition commences, and we amortize those implementation costs to cost of revenues over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
We capitalize certain software development costs related to programmers, software engineers and quality control teams working on our software solutions. We have commenced amortization of capitalized costs in which products have reached general release. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives.
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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheets.

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
Unoccupied Lease Charges
Unoccupied lease charges include costs related to the early exits from certain facilities, partially offset by anticipated sublease income from the associated facilities.
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
Benefit from Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state and foreign income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill, deferred tax benefits relating to acquired businesses, and foreign accrued expenses. We incurred state and foreign income taxes for each of the years ended December 31, 2019, 2018 and 2017. Our net operating loss carryforwards for federal income tax purposes were $425.0 million and $276.9 million at December 31, 2019 and 2018, respectively, which will expire at various dates beginning in 2026, if not utilized. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. We also held state tax credits of $2.4 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively and federal R&D tax credits of $8.1 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively. The state tax credits will begin to expire 2026 if not utilized and the federal R&D tax credits will begin to expire in 2036, if not utilized.
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
Revenue-generating activities are directly related to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or cloud-based hosting services, transaction revenue from bill-pay solutions, and revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term.
Subscription Fee Revenues
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
A small portion of our customers host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance entitle the customer to technical support, upgrades and updates to the software on a when-and-if-available basis. We recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term. We recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license. If the expected length of time between when we transfer the software license to the customer and when the customer pays for it results in a significant financing component, we adjust the promised amount of consideration for the effects of the time value of money, which reflects the price the customer would have paid when the license was transferred. Revenues from term licenses and maintenance agreements and the related financing component were not significant in the periods presented.
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

Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are distinct separately by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that outside the North American banking market, the implementation services for our lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements upon the completion of services.
The majority of our revenue recognized at a particular point in time is for professional services and usage revenue. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service.
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the adjusted market assessment approach, which considers its overall pricing objectives, market conditions and other factors, including the value of our contracts, our discounting practices, the size and volume of our transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices, and the number and types of users within our contracts.
Variable Consideration
We recognize usage revenue related to End Users accessing our products in excess of contracted amounts, bill-pay transactions that End Users initiate on our digital banking platform, and interchange fees that End Users generate using our solutions. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services, costs to us per user over the contract, contractual price per user changes and their relationship to market terms, forecasted data, and our cost to fulfill the obligation. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2019.
Other Considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which we resell certain third-party solutions along with our solutions. Generally, we report revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where we are the principal, we first obtain control of the inputs to the specific good or service and direct their use to create the combined output. Our control is evidenced by our involvement in the integration of the good or service on our solutions before it is transferred to our customers and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which we are an agent are insignificant.

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
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, or contract assets, and deferred revenues, or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying consolidated balance sheets at the end of each reporting period. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying consolidated balance sheets at the end of each reporting period.
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
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2019 and December 31, 2018, we did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. We do not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on our stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Up to one-third of the target shares of our common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of our common stock relative to the Index during the performance period.
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

Convertible Senior Notes
In February 2018, we issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In accounting for the issuance of the 2023 Notes, we separated each of the 2023 Notes due into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2023 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
In June 2019, we issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In accounting for the issuance of the 2026 Notes, we separated each of the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2026 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2026 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2026 Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2026 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
Purchase Price Allocation, Intangible Assets and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.
In connection with our acquisitions and asset purchase discussed in Note 3 - Business Combinations and Asset Acquisitions, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2019. No impairment of goodwill was identified during 2019.
Software Development Costs
We capitalize certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.

We capitalize certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release.

We capitalize certain development costs associated with internal use software incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred.
Leases
We determine if a contract contains a lease for accounting purposes at the inception of the arrangement. We have elected to apply the practical expedient which allows us to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, we have elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. We are primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2019, we had no finance leases.
 Operating lease assets are included on our consolidated balance sheets in non-current assets as a right-of-use, or ROU, asset, and represent our right to use an underlying asset for the lease term. Operating lease liabilities are included on our consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent our obligation to make lease payments.
 ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by our leases, we utilize the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where we conclude at the inception of the lease that we are reasonably certain of exercising those options. The ROU asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term.
Contingent Consideration
Certain former stockholders of Cloud Lending have the right to receive an earnout payment based upon satisfaction of certain financial milestones. The estimated fair value of the contingent consideration related to the potential earnout payment is calculated utilizing the Monte Carlo simulation method under the option pricing model, and this amount is recorded in other accrued compensation in the consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the consolidated statements of comprehensive loss.
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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes," as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Although the amendments in ASU 2019-12 will generally become effective for us as of January 1, 2021, the Company has elected to early adopt the ASU as of January 1, 2019 on a prospective basis. There is no material tax impact of the early adoption of ASU 2019-12 on our financial position and results of operations.
Results of Operations
Consolidated Statements of Comprehensive Loss Data
The following table sets forth our consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues(1)	$315,484	$241,100	$193,978
Cost of revenues(2)(3)	162,485	121,855	99,485
Gross profit	152,999	119,245	94,493
Operating expenses:
Sales and marketing(3)	63,947	48,124	41,170
Research and development(3)	76,273	51,334	40,338
General and administrative(3)	56,739	44,990	37,179
Acquisition related costs	16,027	4,145	1,232
Amortization of acquired intangibles	6,339	1,844	1,481
Unoccupied lease charges(4)	420	658	—
Total operating expenses	219,745	151,095	121,400
Loss from operations	(66,746)	(31,850)	(26,907)
Total other income (expense), net	(16,618)	(7,350)	429
Loss before income taxes	(83,364)	(39,200)	(26,478)
Benefit from income taxes	12,487	3,803	314
Net loss	$(70,877)	$(35,397)	$(26,164)
______________________________________________________________________________

(1)	Includes deferred revenue reduction from purchase accounting of $1.8 million the year ended December 31, 2019.

(2)	Includes amortization of acquired technology of $9.9 million, $4.5 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes stock-based compensation expenses as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$6,427	$4,773	$3,729
Sales and marketing	7,740	5,837	3,243
Research and development	9,864	6,852	4,464
General and administrative	15,347	11,758	9,503
Total stock-based compensation expenses	$39,378	$29,220	$20,939
______________________________________________________________________________

(4)
Unoccupied lease charges in 2019 include costs related to the early exit from one of our Atlanta facilities, and in 2018 include costs related to the early exit from of a portion of our south Austin facility, partially offset by anticipated sublease income from these facilities.

The following table sets forth our consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	51.5%	50.5%	51.3%
Gross profit	48.5%	49.5%	48.7%
Operating expenses:
Sales and marketing(3)	20.3%	20.0%	21.2%
Research and development(3)	24.2%	21.3%	20.8%
General and administrative(3)	18.0%	18.7%	19.2%
Acquisition related costs	5.1%	1.7%	0.6%
Amortization of acquired intangibles	2.0%	0.8%	0.8%
Unoccupied lease charges(4)	0.1%	0.3%	—%
Total operating expenses	69.7%	62.7%	62.6%
Loss from operations	(21.2)%	(13.2)%	(13.9)%
Total other income (expense), net	(5.3)%	(3.0)%	0.2%
Loss before income taxes	(26.5)%	(16.2)%	(13.7)%
Benefit from (provision for) income taxes	4.0%	1.6%	0.2%
Net loss	(22.5)%	(14.6)%	(13.5)%
_______________________________________________________________________________

(1)	Includes deferred revenue reduction from purchase accounting of 0.6% the year ended December 31, 2019.

(2)	Includes amortization of acquired technology of 3.1%, 1.9% and 1.9% for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	2.0%	2.0%	1.9%
Sales and marketing	2.5%	2.4%	1.7%
Research and development	3.1%	2.8%	2.3%
General and administrative	4.9%	4.9%	4.9%
Total stock-based compensation expenses	12.5%	12.1%	10.8%
______________________________________________________________________________

(4)
Unoccupied lease charges in 2019 include costs related to the early exit from one of our Atlanta facilities, and in 2018 include costs related to the early exit from of a portion of our south Austin facility, partially offset by anticipated sublease income from these facilities.

Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Year Ended December 31, 2019 and 2018, and the Year Ended December 31, 2018 and 2017
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Revenues	$315,484	$241,100	$74,384	30.9%	$241,100	$193,978	$47,122	24.3%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Revenues increased by $74.4 million, or 30.9%, from $241.1 million for the year ended December 31, 2018 to $315.5 million for the year ended December 31, 2019. This increase was primarily attributable to a $43.2 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $19.4 million of the increase was generated from the businesses acquired in the fourth quarter of 2018, $9.2 million of the increase was generated from increases in the number of transactions processed using our solutions, and $2.6 million of the increase was generated from the PrecisionLender acquisition in the fourth quarter of 2019. The number of Registered Users on our online banking platform increased from 12.8 million at December 31, 2018 to 14.6 million at December 31, 2019.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Revenues increased by $47.1 million, or 24.3%, from $194.0 million for the year ended December 31, 2017 to $241.1 million for the year ended December 31, 2018. This increase was primarily attributable to a $36.5 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $8.5 million of the increase was generated from increases in the number of transactions processed using our solutions, and $2.1 million of the increase was generated from the businesses acquired in the fourth quarter of 2018. The number of Registered Users on our online banking platform increased from 10.4 million at December 31, 2017 to 12.8 million at December 31, 2018. The increases for the year ended December 31, 2018 also included $7.7 million related to adjustments from the adoption of ASC 606.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Cost of revenues	$162,485	$121,855	$40,630	33.3%	$121,855	$99,485	$22,370	22.5%
Percentage of revenues	51.5%	50.5%			50.5%	51.3%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Cost of revenues increased by $40.6 million, or 33.3%, from $121.9 million for the year ended December 31, 2018 to $162.5 million for the year ended December 31, 2019. This increase was primarily attributable to a $14.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which includes $1.2 million and $3.4 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $1.6 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $9.3 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new Registered Users and transactions processed on our digital banking platform and increases in implementation and support expenses that are reimbursable from our customers, a $5.5 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $5.3 million increase in amortization of acquired customer technology from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, a $3.0 million increase from capitalized services amortization, a $2.4 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.6 million increase in travel and other discretionary expenses.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Cost of revenues increased by $22.4 million, or 22.5%, from $99.5 million for the year ended December 31, 2017 to $121.9 million for the year ended December 31, 2018. This increase was primarily attributable to a $11.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included $1.1 million in personnel costs from the businesses acquired in the fourth quarter of 2018 and a $1.0 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $4.1 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new Registered Users and transactions processed on our digital banking platform and increases in implementation and support expenses that are reimbursable from our customers, a $3.0 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $1.3 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, a $0.8 million increase in amortization of acquired customer technology from the acquired businesses in the fourth quarter of 2018, a $0.8 million increase in travel and other discretionary expenses and a $0.6 million increase from capitalized services amortization.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Sales and marketing	$63,947	$48,124	$15,823	32.9%	$48,124	$41,170	$6,954	16.9%
Percentage of revenues	20.3%	20.0%			20.0%	21.2%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Sales and marketing expenses increased by $15.8 million, or 32.9%, from $48.1 million for the year ended December 31, 2018 to $63.9 million for the year ended December 31, 2019. This increase was primarily attributable to a $13.2 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes $0.5 million and $2.6 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $1.9 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.9 million increase in travel related expenses due to increased employee travel to attract new customers and support our sales and marketing initiatives, and a $0.6 million increase in the growth in our annual client conference.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Sales and marketing expenses increased by $7.0 million, or 16.9%, from $41.2 million for the year ended December 31, 2017 to $48.1 million for the year ended December 31, 2018. This increase was primarily attributable to a $5.5 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes a $2.6 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $1.0 million in personnel costs from the businesses acquired in the fourth quarter of 2018. In addition, there was a $0.6 million increase in travel related expenses due to increased employee travel to attract new customers and support our sales and marketing initiatives, $0.5 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, and a $0.4 million increase in discretionary marketing spend as a result of efforts to drive brand awareness and expanded marketing efforts to attract new customers and retain and grow existing customers.

We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers and drive brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Research and Development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Research and development	$76,273	$51,334	$24,939	48.6%	$51,334	$40,338	$10,996	27.3%
Percentage of revenues	24.2%	21.3%			21.3%	20.8%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Research and development expenses increased by $24.9 million, or 48.6%, from $51.3 million for the year ended December 31, 2018 to $76.3 million for the year ended December 31, 2019. This increase was primarily attributable to a $22.6 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes $0.3 million and $2.3 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $3.0 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.4 million increase in facilities and other overhead costs, and a $0.1 million increase in travel and other discretionary expenses partially offset by a $0.1 million decrease from capitalized research and development salaries as software development costs during 2019.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Research and development expenses increased by $11.0 million, or 27.3%, from $40.3 million for the year ended December 31, 2017 to $51.3 million for the year ended December 31, 2018. This increase was primarily attributable to a $8.5 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes a $2.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $0.9 million in personnel costs from the businesses acquired in the fourth quarter of 2018. An additional $1.0 million of the increase resulted from the reduction of capitalization of research and development salaries as software development costs during 2018 because all products previously being capitalized reached general release during 2017, a $0.7 million increase in facilities and other overhead costs, and a $0.7 million increase in travel and other discretionary expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions.
General and Administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
General and administrative	$56,739	$44,990	$11,749	26.1%	$44,990	$37,179	$7,811	21.0%
Percentage of revenues	18.0%	18.7%			18.7%	19.2%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. General and administrative expenses increased by $11.7 million, or 26.1%, from $45.0 million for the year ended December 31, 2018 to $56.7 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to a $8.8 million increase in personnel costs to support the growth of our business which includes a $3.7 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $1.2 million and $1.3 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively. The remaining increase was attributable to a $1.4 million increase in facilities and other overhead costs, a $0.7 million increase in travel and other discretionary expenses, a $0.5 million increase in external audit fees, and a $0.3 million increase in professional services for legal and consulting fees.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. General and administrative expenses increased by $7.8 million, or 21.0%, from $37.2 million for the year ended December 31, 2017 to $45.0 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to a $5.9 million increase in personnel costs to support the growth of our business including the addition of certain senior executives. The increase in personnel costs includes a $2.3 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $0.4 million in personnel costs from the businesses acquired in the fourth quarter of 2018. The remaining increase was attributable to a $0.7 million increase in professional services for legal and consulting fees, a $0.6 million increase in facilities and other overhead costs, a $0.4 million increase in travel and other discretionary expenses, and a $0.2 million increase in sales tax expense and other miscellaneous charges.
General and administrative expenses consist primarily of salaries and other personnel-related costs of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include costs to comply with regulations governing public companies, costs of directors' and officers' liability insurance, investor relations activities, and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Acquisition Related Costs

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Acquisition related costs	$16,027	$4,145	$11,882	286.7%	$4,145	$1,232	$2,913	236.4%
Percentage of revenues	5.1%	1.7%			1.7%	0.6%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Acquisition related costs increased by $11.9 million, or 286.7%, from $4.1 million for the year ended December 31, 2018 to $16.0 million for the year ended December 31, 2019. The expense for the year ended December 31, 2019 included $7.3 million for the changes in fair value of the contingent consideration of Cloud Lending, $6.5 million of legal, professional services and other costs related to the 2019 acquisition of PrecisionLender, and $0.7 million and $1.5 million of compensation expense related to retention bonuses for employees of companies acquired in 2019 and 2018, respectively.
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
Amortization of Acquired Intangibles

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Amortization of acquired intangibles	$6,339	$1,844	$4,495	243.8%	$1,844	$1,481	$363	24.5%
Percentage of revenues	2.0%	0.8%			0.8%	0.8%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Amortization of acquired intangibles increased by $4.5 million, or 243.8%, from $1.8 million for the year ended December 31, 2018 to $6.3 million for the year ended December 31, 2019. The expense for the year ended December 31, 2019 included the amortization of acquired intangible assets purchased in the fourth quarter of 2019 from PrecisionLender, as well as acquired intangible asset amortization related to our business combinations in 2018 and 2015 and asset purchase in 2017.

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
Total Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Total other income (expense), net	$(16,618)	$(7,350)	$(9,268)	126.1%	$(7,350)	$429	$(7,779)	(1,813.3)%
Percentage of revenues	(5.3)%	(3.0)%			(3.0)%	0.2%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Total other income (expense), net represented a net expense of $16.6 million for the year ended December 31, 2019 compared to a net expense of $7.4 million for the year ended December 31, 2018. The change was primarily attributable to a $7.6 million increase in interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2026 Notes issued in June 2019, a $2.0 million increase in interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2023 Notes issued in February 2018, a $0.3 million increase in interest expense on various purchases and a loss on disposal of long-lived asset of $0.3 million, partially offset by a $1.0 million increase in interest income earned on cash, cash equivalents, and investments.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017. Total other income (expense), net increased by $7.8 million from expense of $0.4 million for the year ended December 31, 2017 to income of $7.4 million for the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 consisted of a $10 million increase in interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our 2023 Notes issued in February 2018, partially offset by a $2.2 million increase in interest income earned on cash, cash equivalents, and investments.
Benefit from income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	(%)	2018	2017	$	(%)
Benefit from income taxes	$12,487	$3,803	$8,684	228.3%	$3,803	$314	$3,489	1,111.1%
Percentage of revenues	4.0%	1.6%			1.6%	0.2%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Total benefit from income taxes increased by $8.7 million from a benefit of $3.8 million for the year ended December 31, 2018 to a benefit of $12.5 million for the year ended December 31, 2019. The increase in the tax benefit for the year ended December 31, 2019 consisted of a reduction in the valuation allowance of $15.0 million due to the deferred tax liability for the acquired businesses in the fourth quarter of 2019.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our June 2019 common stock offering, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents and investments of $132.4 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$567	$4,595	$9,472
Investing activities	(483,252)	(171,292)	(16,943)
Financing activities	476,091	216,577	11,559
Net increase (decrease) in cash and cash equivalents	$(6,594)	$49,880	$4,088
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
For the year ended December 31, 2019, our net cash and cash equivalents provided by operating activities was $0.6 million, which consisted of a net loss of $70.9 million and cash outflows from changes in operating assets and liabilities of $16.1 million, offset by non-cash adjustments of $87.6 million. Cash outflows are the result of a $37.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, an $8.0 million decrease in deferred rents and other long-term liabilities, a $5.2 million increase in contract assets, and a $0.8 million increase in other prepaid assets. Cash inflows were the result of a $15.8 million net increase in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities, a $13.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $6.1 million decrease in other long-term assets driven by the amortization of right-of-use assets, and a $0.4 million decrease in accounts receivable due to the timing of payments received. Non-cash items consisted primarily of $40.5 million of stock-based compensation expense, $28.5 million of depreciation and amortization expense, $16.6 million in amortization of the 2023 Notes and 2026 Notes discount and related debt issuance costs, $13.6 million of amortization of deferred implementation and deferred solution and other costs, and $1.1 million of other non-cash items, partially offset by a $12.8 million decrease in deferred income taxes from the acquisition of PrecisionLender and the increase in valuation allowance against state tax credits.

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
For the year ended December 31, 2019, net cash used in investing activities was $483.3 million, consisting primarily of $505.6 million for the acquisition of PrecisionLender, $27.3 million for the purchase of investments, $13.9 million for the purchase of property and equipment, $0.3 million from the purchase of intangible assets, and $0.2 million in capitalized software development costs. These outflows were partially offset by $64.0 million received from the maturities of investments.
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
For the year ended December 31, 2019, net cash provided by financing activities was $476.1 million, which was primarily due to the issuance of $307.0 million principal amount of the 2026 Notes, net of issuance costs, proceeds from the issuance of common stock of $195.3 million, net of issuance costs, from the June 2019 common stock offering, and $14.6 million of cash received from the exercise of stock options partially offset by the Capped Call transactions of $40.8 million.
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
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for third-party products, co-location fees and other product costs. In February 2018, we issued $230.0 million in aggregate principal amount of 0.75% 2023 Notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest on the 2023 Notes is payable semi-annually on February 15 and August 15 of each year. In June 2019, we issued $316.3 million in aggregate principal amount of 0.75% 2026 Notes due June 1, 2026, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019.
We are also party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
The following table summarizes our contractual obligations and commitments at December 31, 2019 (in thousands):

	Payment due by period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,097	$8,194	$235,606	$319,808	$567,705
Operating lease obligations	9,688	16,788	14,550	15,545	56,571
Purchase commitments	21,413	29,789	9,069	—	60,271
Total	$35,198	$54,771	$259,225	$335,353	$684,547
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempts entities from disclosing the effect of the change for the interim period. We adopted the standard effective January 1, 2019, and we elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows us to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on our balance sheet at the date of adoption. The standard had no impact on our consolidated statement of comprehensive loss or our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments will reflect our current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect this standard to impact our accounting for allowances for doubtful accounts, available-for-sale debt securities and other assets subject to credit risk and are currently implementing new credit loss models and updating our processes and controls in preparation for the adoption of ASU 2016-13. Based on the composition of our investment portfolio, current market conditions and historical credit loss activity, we expect to record a cumulative-effect adjustment to accumulated deficit of approximately $0.2 million to $0.4 million on January 1, 2020 in connection with the adoption of ASU 2016-13. The adjustment reflects the expected allowance based our current estimate.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective beginning in our first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have elected to early adopt the ASU as of January 1, 2019 on a prospective basis. Implementation costs related to hosting arrangements of $0.4 million were capitalized during the year ended December 31, 2019.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes," as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Although the amendments in ASU 2019-12 become effective for fiscal years beginning after December 15, 2020, we have elected to early adopt the ASU as of January 1, 2019 on a prospective basis. There is no material tax impact of the early adoption of ASU 2019-12 on our financial position and results of operations.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of December 31, 2019, we had an outstanding principal amount of $546.3 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2019 or 2018, our interest income would not have been materially affected.
Foreign Currency Risk
During the quarter ended December 31, 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31,

2019, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of December 31, 2019, we had operating subsidiaries in India, the United Kingdom, Australia, Netherlands and Italy. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.

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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-45 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. In the fourth quarter of 2019 we acquired PrecisionLender. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded PrecisionLender from its evaluation of these matters. The acquisition of PrecisionLender constituted 2.4% of total assets and 0.7% of total net assets as of December 31, 2019 and 0.8% of revenues and 6.2% of net loss for the year ended December 31, 2019.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-5.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our business have been detected.
Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among Q2 Software, Inc., Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as a equity holder representative	8-K	001-36350	8/8/2018	2.1

2.3		Agreement and Plan of Merger, dated September 30, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	8-K	001-36350	10/1/2019	2.1

2.4
First Amendment to Agreement and Plan of Merger, dated October 31, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative
						*

2.5
Second Amendment to Agreement and Plan of Merger, dated December 27, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative
						*

3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Third Amended and Restated Investors' Rights Agreement, dated March 1, 2013	S-1	333- 193911	2/12/2014	4.1

4.2		Indenture, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.1

4.3		Form of Global Note, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.2

4.4		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.5		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.6		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

10.3.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.3.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.3.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.3.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.3.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.3.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.4		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Blue	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.9.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.10

10.11.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.11.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.12	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden	10-K	001-36350	2/12/2016	10.13

10.13	†	Amended and Restated Employment Agreement, dated effective July 15, 2019, by and among Q2 Software, Inc. and Odus Edward Wittenburg, Jr.	8-K	0001-36350	7/19/2019	10.1

10.14	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and William M. Furrer	S-1/A	333- 193911	2/25/2014	10.7

10.17		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

10.18		Form of Bond Hedge Confirmation	8-K	001-36350	2/26/2018	10.2

10.19		Form of Warrant Confirmation	8-K	001-36350	2/26/2018	10.3

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.20	Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.21	Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.22	Form of Amendment to Employment Agreement entered into between the Registrant and each of its executive officers	10-Q	001-36350	5/8/2019	10.1

21.1	List of Subsidiaries of the Registrant					*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1	Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

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
#

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 21, 2020	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2020
Matthew P. Flake
/s/ JENNIFER N. HARRIS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020
Jennifer N. Harris
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 21, 2020
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 21, 2020
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 21, 2020
Jeffrey T. Diehl
/s/ CHARLES T. DOYLE	Director	February 21, 2020
Charles T. Doyle
/s/ MICHAEL J. MAPLES, SR.	Director	February 21, 2020
Michael J. Maples, Sr.
/s/ JAMES R. OFFERDAHL	Director	February 21, 2020
James R. Offerdahl
/s/ CARL JAMES SCHAPER	Director	February 21, 2020
Carl James Schaper

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Adoption of ASU 2014-09 and ASU 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Accounting for Acquisition of PrecisionLender
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Lender Performance Group, LLC (PrecisionLender) during 2019 for net consideration of $518 million. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of PrecisionLender was complex due to the significant estimation required by management in determining the fair value of acquired technology intangible assets of $101 million and customer relationships intangible assets of $54 million. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets, as well as the sensitivity of the resultant fair values to the underlying significant assumptions. The Company used a discounted cash flow model to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included the projected revenue growth rate and projected gross margin, technology obsolescence period, trends in customer growth, and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the acquisition, such as controls over the recognition and measurement of acquired technology and customer relationships including the valuation models and underlying assumptions used to develop such estimates.
To test the estimated fair value of the intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach (including the with and without and multi-period excess earnings methods) and testing the significant assumptions used in the models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the valuation techniques, discount rate used to value the acquired technology and customer relationships intangible assets, which included comparison of the selected discount rate to the acquired business's weighted average cost of capital, an evaluation of the relationship of the weighted average cost of capital, internal rate of return, and weighted-average return on assets, and consideration of implied deal multiples exhibited by recent transactions of guideline public companies. We also evaluated the Company's financial statement disclosures of the business combination.

Accounting for Revenue Recognition
Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company's revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions. The Company derives most of its revenues from subscription fees for the use of its solutions hosted in the Company's data centers, transaction revenue from bill-pay solutions, as well as revenues for customer support and implementation services related to the Company's solutions. The Company's revenue recognition process involves several information technology (IT) applications responsible for the initiation, processing, and recording of transactions from the Company's various customers, and the calculation of revenue in accordance with the Company's accounting policy.
Auditing the Company's accounting for revenue recognition was complex due to the dependency on the effective design and operation of multiple IT applications, some of which are specifically designed for the Company's business and the use of multiple data sources in the revenue recognition process.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for revenue from contracts with customers. For example, with the assistance of IT professionals, we tested the controls over the initiation and billing of new and recurring subscriptions and when control of the subscription performance obligation was transferred to the customer, which is referred to as the "go-live" date. We also tested the controls related to the key application interfaces between the provisioning, billing, and accounting systems, which included controls related to access to the relevant applications and data and changes to the relevant systems and interfaces, as well as controls over the configuration of the relevant applications.
To test the Company's accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company's billing system, performing data analytics by extracting data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of cash receipts to supporting journal entries, and testing the appropriate commencement of subscription revenue recognition on the "go-live" date.

Initial Accounting for the Convertible Notes Transactions
Description of the Matter
As more fully described in Note 11 to the financial statements, in June 2019 the Company issued $316 million in principal of 0.75% convertible senior notes due in 2026 (Convertible Notes).
Auditing the Company's accounting for the Convertible Notes transactions was complex due to the significant judgment required in determining the liability component of the Convertible Notes as well as the balance sheet classification. The Company estimated the fair value of the liability component of the Convertible Notes, absent any embedded conversion features, using a discounted cash flow model with a risk adjusted yield. Additionally, a detailed analysis of the terms of the Convertible Notes Transactions was required to determine the balance sheet classification as well as the existence of any derivatives that may require separate accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's Convertible Notes Transactions. For example, we tested the Company's controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components. We also tested the evaluation of the Notes and the identification and evaluation of specific features and the related accounting.
To test the fair value of the liability component, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the discount rate that was adjusted for the credit risk of the Company to the interest rates on comparable issuances of debt securities in the public market, and we compared the forecasted volatility of the Company's common stock price to its historical volatility. In addition, we involved a valuation specialist to assist in our evaluation of the methodology used by the Company and significant assumptions.
To test the Company's initial accounting for the Convertible Notes Transactions, our audit procedures included, among others, reading the underlying agreements and evaluating the Company's accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction and identification of any potential derivatives included in the arrangements. We have also evaluated the Company's financial statement disclosures related to these matters included in Note 11 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Austin, Texas
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lender Performance Group, LLC. which is included in the 2019 consolidated financial statements of the Company and constituted 2.4% and 0.7% of total and net assets, respectively, as of December 31, 2019 and 0.8% and 6.2% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lender Performance Group, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Austin, Texas
February 21, 2020

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$100,094	$108,341
Restricted cash	3,468	1,815
Investments	32,325	68,979
Accounts receivable, net	22,442	19,668
Contract assets, current portion	872	598
Prepaid expenses and other current assets	6,354	3,983
Deferred solution and other costs, current portion	15,609	10,501
Deferred implementation costs, current portion	5,171	4,427
Total current assets	186,335	218,312
Property and equipment, net	39,252	34,994
Right of use assets	35,388	—
Deferred solution and other costs, net of current portion	29,220	16,761
Deferred implementation costs, net of current portion	15,848	9,948
Intangible assets, net	223,861	63,296
Goodwill	462,023	107,907
Contract assets, net of current portion	15,189	10,272
Other long-term assets	2,318	2,230
Total assets	$1,009,434	$463,720
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,967	$9,169
Accrued liabilities	16,341	9,329
Accrued compensation	38,668	12,652
Deferred revenues, current portion	57,850	42,531
Lease liabilities, current portion	9,140	—
Total current liabilities	132,966	73,681
Convertible notes, net of current portion	424,784	182,723
Deferred revenues, net of current portion	32,954	23,063
Deferred rent, net of current portion	—	8,151
Lease liabilities, net of current portion	36,079	—
Other long-term liabilities	3,239	17,202
Total liabilities	630,022	304,820
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 48,386 shares issued and outstanding as of December 31, 2019, and 43,535 shares issued and outstanding as of December 31, 2018	5	4
Additional paid-in capital	622,692	331,355
Accumulated other comprehensive income/(loss)	14	(37)
Accumulated deficit	(243,299)	(172,422)
Total stockholders' equity	379,412	158,900
Total liabilities and stockholders' equity	$1,009,434	$463,720

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$315,484	$241,100	$193,978
Cost of revenues(1)	162,485	121,855	99,485
Gross profit	152,999	119,245	94,493
Operating expenses:
Sales and marketing(1)	63,947	48,124	41,170
Research and development(1)	76,273	51,334	40,338
General and administrative(1)	56,739	44,990	37,179
Acquisition related costs	16,027	4,145	1,232
Amortization of acquired intangibles	6,339	1,844	1,481
Unoccupied lease charges	420	658	—
Total operating expenses	219,745	151,095	121,400
Loss from operations	(66,746)	(31,850)	(26,907)
Other income (expense):
Interest and other income	3,672	2,811	553
Interest and other expense	(20,290)	(10,161)	(124)
Total other income (expense), net	(16,618)	(7,350)	429
Loss before income taxes	(83,364)	(39,200)	(26,478)
Benefit from income taxes	12,487	3,803	314
Net loss	(70,877)	(35,397)	(26,164)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	223	24	(85)
Foreign currency translation adjustment	(172)	78	—
Comprehensive loss	$(70,826)	$(35,295)	$(26,249)
Net loss per common share, basic and diluted	$(1.53)	$(0.83)	$(0.63)
Weighted average common shares outstanding:
Basic and diluted	46,198	42,797	41,218
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$6,427	$4,773	$3,729
Sales and marketing	7,740	5,837	3,243
Research and development	9,864	6,852	4,464
General and administrative	15,347	11,758	9,503
Total stock-based compensation expenses	$39,378	$29,220	$20,939

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	40,425	$4	$(417)	$226,485	$(54)	$(125,783)	$100,235
Stock-based compensation	—	—	—	20,939	—	—	20,939
Shares acquired to settle the exercise of stock options	(11)	—	(438)	—	—	—	(438)
Exercise of stock options	1,205	—	—	12,135	—	—	12,135
Shares issued for the vesting of restricted stock awards	348	—	—	—	—	—	—
Adoption of new accounting standard (see Note 2)	—	—	—	167	—	(167)	—
Other comprehensive loss	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(26,164)	(26,164)
Balance at December 31, 2017	41,967	$4	$(855)	$259,726	$(139)	$(152,114)	$106,622
Stock-based compensation	—	—	—	29,545	—	—	29,545
Shares acquired to settle the exercise of stock options	(7)	—	(62)	(333)	—	—	(395)
Exercise of stock options	1,038	—	—	12,982	—	—	12,982
Shares issued for the vesting of restricted stock awards	537	—	—	—	—	—	—
Retirement of treasury stock	—	—	917	(164)	—	(753)	—
Equity component of convertible senior notes, less issuance costs	—	—	—	48,919	—	—	48,919
Purchase of convertible notes hedges	—	—	—	(41,699)	—	—	(41,699)
Issuance of warrants	—	—	—	22,379	—	—	22,379
Adoption of new accounting standard (see Note 2)	—	—	—	—	—	15,842	15,842
Other comprehensive gain	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	(35,397)	(35,397)
Balance at December 31, 2018	43,535	$4	$—	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation	—	—	—	40,510			40,510
Shares acquired to settle the exercise of stock options	(12)	—	—	(941)	—	—	(941)
Exercise of stock options	1,059	—	—	15,694	—	—	15,694
Shares issued for the vesting of restricted stock awards	770	—	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	3,034	1	—	195,289	—	—	195,290
Equity component of convertible senior notes, less issuance costs	—	—	—	81,550	—	—	81,550
Purchase of capped call transactions	—	—	—	(40,765)		—	(40,765)
Other comprehensive gain	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	(70,877)	(70,877)
Balance at December 31, 2019	48,386	$5	$—	$622,692	$14	$(243,299)	$379,412
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	(70,877)	(35,397)	(26,164)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	13,634	8,448	7,455
Depreciation and amortization	28,457	16,802	14,946
Amortization of debt issuance costs	1,467	829	28
Amortization of debt discount	15,154	7,646	—
Amortization of premiums on investments	226	(3)	319
Stock-based compensation expenses	40,510	29,545	20,939
Deferred income taxes	(12,774)	(2,050)	(350)
Allowance for sales credits	172	(141)	(3)
Loss on disposal of long-lived assets	287	19	33
Impairment of intangible assets	6	17	—
Unoccupied lease charges	420	658	—
Changes in operating assets and liabilities:
Accounts receivable, net	372	(4,677)	(961)
Prepaid expenses and other current assets	(822)	1,844	240
Deferred solution and other costs	(23,548)	(8,780)	(5,353)
Deferred implementation costs	(14,296)	(6,993)	(5,179)
Contract assets	(5,191)	(5,812)	—
Other long-term assets	6,141	(1,359)	(236)
Accounts payable	1,126	(263)	3,367
Accrued liabilities	14,718	952	(4,369)
Deferred revenue	13,400	4,454	4,837
Deferred rent and other long-term liabilities	(8,015)	(1,144)	(77)
Net cash provided by operating activities	567	4,595	9,472
Cash flows from investing activities:
Purchases of investments	(27,330)	(75,674)	(27,749)
Maturities of investments	63,980	48,407	27,907
Purchases of property and equipment	(13,860)	(13,285)	(12,315)
Business combinations and asset acquisitions, net of cash acquired	(505,577)	(130,694)	(3,816)
Purchase of intangible assets	(288)	(46)	—
Capitalized software development costs	(177)	—	(970)
Net cash used in investing activities	(483,252)	(171,292)	(16,943)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	195,289	—	—
Proceeds from issuance of convertible notes, net of issuance costs	307,016	223,167	—
Purchase of capped call transaction	(40,765)	—	—
Purchase of convertible notes bond hedge	—	(41,699)	—
Proceeds from issuance of warrants	—	22,379	—
Proceeds from exercise of stock options to purchase common stock	14,551	12,730	11,559
Net cash provided by financing activities	476,091	216,577	11,559
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,594)	49,880	4,088
Cash, cash equivalents, and restricted cash beginning of period	110,156	60,276	56,188
Cash, cash equivalents, and restricted cash end of period	$103,562	$110,156	$60,276
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$(1)	$215	$128
Cash paid for interest	$2,853	$810	$68
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(941)	$(395)	$(438)
Acquisition consideration payable to seller - hold back	$—	$—	$150
Data center assets acquired under deferred payment arrangements or financing arrangements	$1,104	$—	$4,102

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
Effective January 1, 2018 the Company adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," or the new revenue standard, and effective January 1, 2019 the Company adopted the requirements of ASU No. 2016-02, "Leases (Topic 842)." All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Investments
Investments typically include U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2019, 2018 and 2017. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2019 and 2018.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, or contract assets, and deferred revenues, or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying consolidated balance sheets at the end of each reporting period.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $4.3 million and $3.2 million were included in the accounts receivable balance as of December 31, 2019 and 2018, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for doubtful accounts for accounts receivable deemed uncollectable. As of December 31, 2019 and 2018, the Company did not provide for an allowance for doubtful accounts, as all amounts outstanding were deemed collectable. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million and $0.4 million as of December 31, 2019 and 2018, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table shows the Company's allowance for sales credits as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2017	$228	$683	$(685)	$226
Year Ended December 31, 2018	226	1,845	(1,704)	367
Year Ended December 31, 2019	$367	$1,388	$(1,216)	$539

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

The net increase in the deferred revenue balance for the year ended December 31, 2019, is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $330.8 million for current year invoices, $12.1 million from the acquisition of Lender Performance Group, LLC, also doing business as PrecisionLender, $5.2 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of$291.3 million of revenue recognized from current year invoices and $31.6 million of revenue that was included in the deferred revenue balance at December 31, 2018. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.

The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

On December 31, 2019, the Company had $1.1 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
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

The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion in the accompanying consolidated balance sheets. The Company capitalized implementation costs in the amount of $14.3 million and $7.3 million during the years ended December 31, 2019 and 2018, respectively, and recognized $7.7 million and $4.7 million of amortization during the years ended December 31,

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

2019 and 2018, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company typically pays commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit has been received from the customer, and the final payment is made upon commencement date. The Company requires that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered a substantive service period, and as a result, the Company expenses the final payment when made. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which the Company estimates to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.

The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $14.2 million and $6.7 million in deferred commissions costs during the years ended December 31, 2019 and 2018, respectively, and recognized $6.0 million and $3.6 million of amortization during the years ended December 31, 2019 and 2018, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

In connection with the Company's acquisitions discussed in Note 3 - Business Combinations and Asset Acquisitions, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or cloud-based hosting services, transaction revenue from bill-pay solutions, and revenues for customer support and implementation services related to the Company's solutions. The Company recognizes the corresponding revenues over time on a ratable basis over the customer agreement term.
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2019	2018
Subscription	$221,983	$168,226
Transactional	48,396	39,232
Services and Other	45,105	33,642
Total Revenues	$315,484	$241,100

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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $1.9 million, $1.7 million and $1.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. The out-of-pocket expenses are reported in cost of revenues.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2019.
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

The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are recoverable from future revenues. The Company amortizes the costs for an implementation once revenue recognition commences, and the Company amortizes those implementation costs to cost of revenues over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
Software Development Costs
The Company capitalizes certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.

The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. The Company capitalized zero, zero, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, and recognized $0.8 million, $0.8 million, and $0.5 million of amortization of capitalized software development costs for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. The Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $0.2 million, zero, and zero during the years ended December 31, 2019, 2018 and 2017, respectively, and recognized zero amortization for each of the years ended December 31, 2019, 2018, and 2017.
Research and Development Costs
Research and development costs include salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, third-party contractor expenses, third-party consultants, software development tools, an allocation of facilities and depreciation expenses and other related expenses incurred in developing new solutions and upgrading and enhancing existing solutions.
Certain research and development costs that are related to the Company's software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions, are capitalized and are included in intangible assets, net on the consolidated balance sheets.
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $1.3 million, $1.5 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends. The Company recognizes compensation expense ratably over the requisite service period of the stock option award.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2019, the Company had no finance leases.
Operating lease assets are included on the Company's consolidated balance sheets in non-current assets as a right-of-use, or ROU, asset, and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. As of December 31, 2019, the estimated fair value of the contingent consideration related to the potential earnout payment utilizing the Monte Carlo simulation method under the option pricing model was $24.1 million, and this amount is recorded in accrued compensation in the consolidated balance sheets. The fair value of this contingent consideration is estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the consolidated statements of comprehensive loss.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2019, the Company has unrecognized tax benefits of $10.7 million related to uncertain tax positions, and an insignificant amount of accrued interest. The Company believes it is reasonably possible that $10.0 million of its unrecognized tax benefits will be resolved within the next 12 months due to its IRS private letter ruling request.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(70,877)	$(35,397)	$(26,164)
Denominator:
Weighted-average common shares outstanding, basic and diluted	46,198	42,797	41,218
Net loss per common share, basic and diluted	$(1.53)	$(0.83)	$(0.63)

Due to net losses for each of the years ended December 31, 2019, 2018 and 2017, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2019	2018	2017
Stock options, restricted stock units, and market stock units	3,805	5,372	5,643
Shares related to the 2023 Notes	887	—	—
Shares related to the 2026 Notes	—	—	—
	4,692	5,372	5,643

Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the 2023 Notes. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share for the 2026 Notes. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the year ended December 31, 2019, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes, but did not exceed the strike price of the Warrants;

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, "Targeted Improvements," which provides the option to adopt ASU No. 2016-02 retrospectively for each prior period presented or as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In January 2019, the FASB issued ASU No. 2019-01, "Leases (Topic 842): Codification Improvements" to clarify the required disclosures of ASU No. 2016-02 and explicitly exempt entities from disclosing the effect of the change for the interim period. The Company adopted the standard effective January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows the Company to carry forward the historical lease classification and the practical expedient to not separate lease and non-lease components of an agreement. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $27.0 million and $36.2 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities is the reclassification of deferred rent on the Company's balance sheet at the date of adoption. The standard had no impact on the Company's consolidated statement of comprehensive loss or the consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company expects this standard to impact its accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk and is currently implementing new credit loss models and updating its processes and controls in preparation of the adoption of ASU 2016-13. Based on the composition of the Company's investment portfolio, current market conditions and historical credit loss activity, the Company expects to record a cumulative-effect adjustment to accumulated deficit of approximately $0.2 million to $0.4 million on January 1, 2020 in connection with the adoption of ASU 2016-13. The adjustment reflects the expected allowance based the Company's current estimate.
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
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning in its first quarter of 2020, with early adoption permitted. The ASU may be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has elected to early adopt the ASU as of January 1, 2019 on a prospective basis. Implementation costs related to hosting arrangements of $0.4 million were capitalized during the year ended December 31, 2019.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes," as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

simplifies other aspects of the accounting for income taxes. Although the amendments in ASU 2019-12 become effective for fiscal years beginning after December 15, 2020, the Company elected to early adopt the ASU as of January 1, 2019 on a prospective basis. There is no material tax impact of the early adoption of ASU 2019-12 on the Company's financial position and results of operations.
3. Business Combinations and Asset Acquisitions
PrecisionLender
On October 31, 2019, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding equity interests of privately-owned PrecisionLender. The acquisition added to the Company's portfolio of solutions PrecisionLender's data-driven sales enablement, pricing and portfolio management solutions for financial institutions globally. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.
PrecisionLender was acquired for approximately $510 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow shall be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there are any unresolved claims remaining at that time. The Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the PL Escrow Amount shall be paid to the former stockholders of PrecisionLender at the end of the 18-month period unless there are any unresolved claims remaining at that time. The total purchase price is as follows:

Purchase Consideration
Cash purchase price	$510,000
Estimated working capital and other adjustments	8,437
Total purchase price	$518,437

The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. The Company recognized $0.7 million under these agreements in compensation expense which is included in acquisition related costs in the consolidated statement of comprehensive loss for the year ended December 31, 2019.
The Company recorded the purchase of PrecisionLender using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of PrecisionLender's operations are included in the Company's consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $6.6 million were expensed as incurred during the year ended December 31, 2019, and were recorded within acquisition related expenses in the consolidated statements of comprehensive loss.

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

Assets acquired:
Cash	$12,860
Accounts receivable, net	3,318
Prepaid expenses and other current assets	1,347
Property and equipment, net	1,552
Other long-term assets	256
Right of use assets	8,148
Intangible assets, net	177,365
Goodwill	354,173
Total assets acquired	559,019
Liabilities assumed:
Accounts payable, accrued liabilities, and accrued compensation	4,453
Lease liabilities	9,325
Deferred tax liability	14,994
Deferred revenues	11,810
Total liabilities assumed	40,582
Fair value of assets acquired and liabilities assumed	$518,437

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
The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives
Customer Relationships	$54,045	5
Trademarks	10,345	8
Non-compete agreements	11,525	5
Acquired technology	101,450	7
Total acquisition-related intangible assets	$177,365

The fair value of the intangible assets was based on the income approach using various methods such as with and without, relief from royalty, and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five to eight years. The acquisition is expected to be treated as a stock acquisition and the purchase of a partnership interest for tax purposes. The corporations purchased are treated as a stock acquisition, resulting in no additional amortizable tax basis in acquired intangibles, and the amount of goodwill deductible for tax purposes is $198.9 million. The purchase of a partnership interest allows for a step-up in tax basis, resulting in amortization of the premium paid.

Revenues and net loss attributable to the PrecisionLender business from the date of acquisition to December 31, 2019 were $2.5 million and $4.4 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The pro forma statements of operations data for years ended December 31, 2019 and December 31, 2018, shown in the table below, give effect to the PrecisionLender acquisition, described above, as if it had occurred at January 1, 2018. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of PrecisionLender to reflect the additional intangible amortization, stock compensation, and related items, and the adjustments to acquired deferred revenue that would have occurred assuming the fair value adjustments had been applied and incurred since January 1, 2018. This pro forma data is presented for informational purposes only and does not purport to be indicative of the Company's future results of operations. The table below shows the pro forma statements of operations data for the respective years ending December 31:

	(Unaudited)
	Year ended December 31,
	2019	2018
Total Revenues	$326,335	$255,114
Net loss	(116,387)	(87,456)

Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18-month period unless there are any unresolved claims remaining at that time. The Company has paid out $0.1 million during the year ended December 31, 2019 related to the Gro Escrow Amount.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the consolidated statement of comprehensive loss, was $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. The Company has paid $0.1 million to acquired employees and contractors during the year ended December 31, 2019.
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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. To the extent not utilized, the CL Escrow Amount shall be paid to the former stockholders of Cloud Lending at the end of the 18-month period unless there are any unresolved claims remaining at that time.
Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not achieved. The estimated fair value of the contingent consideration related to the potential future earnout payment is $24.1 million, which is recorded in accrued compensation on the consolidated balance sheets. Changes in the fair value of the

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the consolidated statement of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the consolidated statement of comprehensive loss, was $1.6 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company has paid $1.1 million to acquired employees and contractors during the year ended December 31, 2019.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$14,518	$14,518	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$32,325	$—	$32,325	$—

Liabilities
Accrued Compensation:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$24,120	$—	$—	$24,120

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$54,559	$54,559	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
U.S. government agency bonds	$22,293	$—	$22,293	$—
Corporate bonds and commercial paper	44,734	—	44,734	—
Certificates of deposit	1,952	—	1,952	—
	$68,979	$—	$68,979	$—

Liabilities
Other long-term liabilities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$16,862	$—	$—	$16,862

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and are adjusted to fair value at each reporting period. The Company's contingent consideration is valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The fair value of the contingent consideration increased by $7.3 million during the year ended December 31, 2019. This increase was mainly attributable to the change in the assumed discount period and rate as a result of the passage of time.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2019 and 2018 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
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
As of December 31, 2019 and 2018, the Company's cash was $85.6 million and $53.8 million, respectively.
A summary of the cash equivalents and investments as of December 31, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$14,518	$—	$—	$14,518

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$32,216	$110	$(1)	$32,325
A summary of the cash equivalents and investments as of December 31, 2018 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,599	$—	$—	$54,599

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$22,330	$—	$(37)	$22,293
Corporate bonds and commercial paper	44,812	—	(78)	44,734
Certificates of deposit	1,952	—	—	1,952
	$69,094	$—	$(115)	$68,979

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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2019	2018
Due within one year or less	$29,789	$61,514
Due after one year through five years	2,536	7,465
	$32,325	$68,979

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other than temporary decline exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss. Any portion not related to credit loss would be included in accumulated other comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investments with unrealized loss positions to be other than temporarily impaired as of December 31, 2019.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$2,537	$(1)	$2,536

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2018:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government agency bonds	$22,330	$(37)	$22,293
Corporate bonds and commercial paper	44,812	(78)	44,734
	$67,142	$(115)	$67,027

6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2019	2018
Deferred solution costs	$10,658	$7,142
Deferred commissions	4,951	3,359
Deferred solution and other costs, current portion	$15,609	$10,501
Deferred solution costs	$12,464	$6,625
Deferred commissions	16,756	10,136
Deferred solution and other costs, net of current portion	$29,220	$16,761

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2019	2018
Computer hardware and equipment	$40,887	$37,825
Purchased software and licenses	11,509	9,687
Furniture and fixtures	6,811	5,934
Leasehold improvements	14,655	13,054
	73,862	66,500
Accumulated depreciation	(34,610)	(31,506)
Property and equipment, net	$39,252	$34,994

Depreciation expense was $11.4 million, $9.7 million and $9.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.0 million and $107.9 million at December 31, 2019 and 2018, respectively. During the fourth quarter of 2019, the Company added $354.2 million of goodwill for the PrecisionLender acquisition, and during 2018 the Company added $77.0 million of goodwill for the Cloud Lending acquisition and $17.8 million for the Gro acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2019. No impairment of goodwill was identified during 2019, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2019 and 2018 were as follows:

	As of December 31, 2019			As of December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(5,746)	$58,659	$10,640	$(2,148)	$8,492
Non-compete agreements	13,505	(1,375)	12,130	2,064	(668)	1,396
Trademarks	22,280	(3,653)	18,627	11,935	(2,350)	9,585
Acquired technology	148,613	(16,192)	132,421	53,183	(12,030)	41,153
Assembled workforce	38	(37)	1	79	(51)	28
Capitalized software development costs	4,151	(2,128)	2,023	3,975	(1,333)	2,642
	$252,992	$(29,131)	$223,861	$81,876	$(18,580)	$63,296

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2019 are as follows (in years):

	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	3 - 6	4.8
Non-compete agreements	2 - 5	4.8
Trademarks	2 - 10	8.4
Acquired technology	3 - 7	6.6
Assembled workforce	3	0.1
Capitalized software development costs	5	2.6
Total		6.1

The Company recorded intangible assets from the business combinations and asset acquisition discussed in Note 3, Business Combinations and Asset Acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the consolidated statement of comprehensive loss was $9.9 million, $4.5 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense included in operating expenses in the consolidated statement of comprehensive loss was $6.3 million, $1.8 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Gross capitalized software development costs were $4.2 million and $4.0 million as of December 31, 2019 and 2018, respectively. The Company amortized $0.8 million, $0.8 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
The estimated future amortization expense related to intangible assets as of December 31, 2019 was as follows:

Amortization
Year Ended December 31,
2020	$39,988
2021	38,855
2022	37,958
2023	37,230
2024	32,325
Thereafter	37,505
Total amortization	$223,861

9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2019	2018
Accrued data center equipment and software purchases	$1,987	$81
Accrued transaction processing fees	6,367	2,911
Accrued professional services	1,757	1,382
Deferred rent	—	1,260
Other	6,230	3,695
	$16,341	$9,329

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

10. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney Australia; London, United Kingdom; and Amsterdam, Netherlands. On December 18, 2019, the Company entered into an office lease agreement with Aspen Lake Building Three, LLC to lease approximately 129 rentable square feet of an office building to be located immediately adjacent to the Company's headquarters in order to expand the Company's headquarters, commencing May 1, 2021.
During the year ended December 31, 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. In the second quarter of 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The lease liabilities related to these subleases that are expected to be paid during the succeeding twelve-month period of $0.4 million are recorded in accrued liabilities on the accompanying consolidated balance sheet at December 31, 2019.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $5.3 million, $4.4 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$2,289
Sublease income	(157)
Total lease expense	$2,132

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,011
Right-of-use assets obtained in exchange for operating lease liabilities as of December 31, 2019	$35,388
Weighted-average remaining lease term - operating leases	6.8 years
Weighted-average discount rate - operating leases	5.5%

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2019 were as follows:

Operating Leases
Year Ended December 31,
2020	$9,688
2021	8,617
2022	8,170
2023	7,810
2024	6,741
Thereafter	15,545
Total lease payments	$56,571
Less: present value discount	(11,352)
Present value of lease liabilities	$45,219

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

Contractual Commitments
Year Ended December 31,
2020	$25,510
2021	20,864
2022	17,118
2023	242,024
2024	2,652
Thereafter	319,808
Total commitments	$627,976

Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
11. Convertible Senior Notes
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2020, and will continue to be convertible through March 31, 2020. Three notes of the 2023 Notes have been converted through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The 2023 Notes consist of the following:

	As of December 31,
	2019	2018
Liability component:
Principal	$229,999	$230,000
Unamortized debt discount	(33,376)	(42,790)
Unamortized debt issuance costs	(3,486)	(4,487)
Net carrying amount	193,137	182,723

Equity component
Net carrying amount	$48,919	$48,919

The following table sets forth total interest expense recognized related to the 2023 Notes:

	As of December 31,
	2019	2018
Contractual interest expense	$1,725	$1,482
Amortization of debt issuance costs	1,001	829
Amortization of debt discount	9,414	7,646
Total	$12,140	$9,957

As of December 31, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.2 years.
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
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2019, the 2026 Notes were not convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2019. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.

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
The 2026 Notes consist of the following:

As of December 31, 2019
Liability component:
Principal	$316,250
Unamortized debt discount	(78,672)
Unamortized debt issuance costs	(5,931)
Net carrying amount	231,647

Equity component:
Net allocation of proceeds	84,412
Net issuance costs	(2,862)
Net carrying amount	$81,550

The following table sets forth total interest expense recognized related to the 2026 Notes:

As of December 31, 2019
Contractual interest expense	$593
Amortization of debt issuance costs	466
Amortization of debt discount	5,740
Total	$6,799

As of December 31, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 6.4 years.
Capped Calls Transactions
In connection with the June 2019 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls each have an initial strike price of $88.6124 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $139.00 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
12. Stockholders' Equity

On June 10, 2019, the Company completed a registered public offering of 2,637,986 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions. On June 12, 2019, the Company completed the sale of an additional 395,698 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their option to purchase additional shares. The Company sold 2,913,684 of such shares and an existing stockholder sold an aggregate of 120,000 of such shares. The June

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

2019 common stock offering generated net proceeds to the Company of approximately $195.3 million, after deducting $8.2 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering.
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
As of December 31, 2018, a total of 9,186 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2019, 1,959 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2019, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2019, a total of 11,145 shares were allocated for issuance under the 2014 Plan. As of December 31, 2019, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 4,763 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 830 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 4,506 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2019, no shares remain available for future issuance under the 2007 Plan.

Stock Options

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated, as there were no stock options granted during the year ended December 31, 2019:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.6%	1.7 - 2.1%
Expected life (in years)	4.8	4.8
Expected volatility	41.0%	41.5 - 43.1%
Dividend yield	—	—
Weighted-average grant date fair value per share	$18.14	$14.17

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2017	4,434	$12.91
Granted	643	36.44
Exercised	(1,205)	10.07
Forfeited	(180)	19.15
Balance as of December 31, 2017	3,692	17.63
Granted	12	47.00
Exercised	(1,038)	10.07
Forfeited	(12)	27.93
Balance as of December 31, 2018	2,654	19.72
Granted	—	—
Exercised	(1,180)	14.15
Forfeited	(55)	39.27
Balance as of December 31, 2019	1,419	$23.61

The summary of stock options outstanding as of December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.84 - $5.05	69	$2.00	1.4	69	$2.00	1.4
$7.48 - $13.00	157	9.42	1.1	157	9.42	1.1
$15.07 - $24.33	554	18.65	2.5	537	18.60	2.5
$24.89 - $47.00	639	33.75	3.9	414	33.57	3.8
	1,419	$23.61	2.9	1,177	$21.68	2.7

Restricted Stock Units

The Company's restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2017	1,210	$25.87
Granted	939	38.58
Vested	(349)	26.35
Forfeited	(120)	28.94
Nonvested as of December 31, 2017	1,680	32.65
Granted	910	55.60
Vested	(537)	31.68
Forfeited	(116)	35.96
Nonvested as of December 31, 2018	1,937	43.50
Granted	904	74.75
Vested	(683)	39.10
Forfeited	(206)	49.54
Nonvested as of December 31, 2019	1,952	$58.86

The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2019, 2018 and 2017 was $71.0 million, $42.8 million and $33.9 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $7.7 million and $8.1 million, respectively.
As of December 31, 2019, the aggregate intrinsic value of options outstanding was $81.6 million, the total unrecognized stock-based compensation expense related to stock options was $3.0 million, which the Company expects to recognize over the next 1.2 years, and total unrecognized stock-based compensation expense related to restricted stock units was $97.8 million, which the Company expects to recognize over a weighted average period of 3 years.
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
Market stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	—	$—
Granted	260	21.98
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2018	260	21.98
Granted	264	30.31
Vested	(87)	12.76
Forfeited	(3)	26.34
Nonvested as of December 31, 2019	434	$28.85

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

Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the year ended December 31, 2019 are as follows:

As of December 31, 2019
Volatility	30.7 - 31.3%
Risk-free interest rate	1.6 - 2.4%
Dividend yield	—
Longest remaining performance period (in years)	3
Total unrecognized stock-based compensation expense related to market stock units was $6.6 million, which the Company expects to recognize over a weighted average period of 1.8 years.
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2019	2018
U.S.	$(85,325)	$(39,360)
Non-U.S.	1,961	160
Loss before income taxes	$(83,364)	$(39,200)

The components of the Company's (benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$—	$—	$(100)
Foreign	918	83	62
State	101	69	74
Total current taxes	$1,019	$152	$36
Deferred taxes:
Federal	$129	$(305)	$32
Change in valuation allowance - acquisitions	(14,994)	(2,970)	—
Foreign	(113)	(2)	—
State	1,472	(678)	(382)
Total deferred taxes	(13,506)	(3,955)	(350)
Benefit from income taxes	$(12,487)	$(3,803)	$(314)

The Company had federal net operating loss carryforwards of approximately $425.0 million and $276.9 million at December 31, 2019 and 2018, respectively, which will expire at various dates beginning in 2026, if not utilized. Federal net

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held state tax credits of $2.4 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively, and federal R&D tax credits of $8.1 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively. The federal and state net operating losses along with state tax credits will begin to expire in 2026, if not utilized.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
NOL and credit carryforwards	$109,610	$69,339
Deferred revenue	10,082	5,064
Accrued expenses and other	2,596	5,347
Stock-based compensation	5,894	5,494
Lease liabilities	10,778	—
Interest expense carryforwards	619	—
Convertible debt hedge	9,932	—
Foreign	—	41
Total deferred tax assets	149,511	85,285
Deferred tax liabilities:
Deferred expenses	(10,264)	(6,717)
Convertible debt	(27,115)	(10,045)
Depreciation and amortization	(31,610)	(12,830)
Capitalized software	(490)	(637)
Right of use assets	(8,400)	—
Total deferred tax liabilities	(77,879)	(30,229)
Deferred tax assets less tax liabilities	71,632	55,056
Less: valuation allowance	(71,945)	(53,936)
Net deferred tax asset (liability)	$(313)	$1,120

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2019, the valuation allowance increased by approximately $42.2 million due to continuing operations. The valuation allowance change included a reduction of $10.0 million due to issuance of convertible debt during the year and $15.0 million due to acquired income tax benefits as a result of the 2019 business combinations, which was recorded as an income tax benefit in the year ended December 31, 2019. The Company recorded a valuation allowance on all state credits due to the uncertainty of the recent acquisition on current and future state apportionment.
At December 31, 2019, the Company did not provide any U.S. income or foreign withholding taxes on approximately $2.1 million of certain foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occur. The Company's benefit from income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21%, 21%, and 34% to income before taxes for each of the years ended December 31, 2019, 2018, and 2017, respectively, primarily as a result of the following:

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

	Year Ended December 31,
	2019	2018	2017
Income tax at U.S. statutory rate	21.0%	21.0%	34.0%
Effect of:
Increase in deferred tax valuation allowance	(50.6)	(50.6)	(77.1)
Stock compensation	20.7	21.9	32.7
Acquisitions	15.8	5.9	—
R&D credit	4.8	5.0	4.7
State taxes, net of federal benefit	7.1	7.6	6.2
Tax impact of federal law change	—	—	1.2
Executive compensation	(3.3)	(0.3)	—
Other permanent items	(0.4)	(0.8)	(0.5)
Income tax benefit effective rate	15.1%	9.7%	1.2%

The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2016. Operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2016 through 2019 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a modified territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018, recording a provisional amount of $0.2 million related to the remeasurement of the deferred tax balances in the fourth quarter of 2017. During 2018, the Company completed its 2017 income tax returns and its accounting for the enactment-date income tax effects of the Act with no adjustments to the provisional amounts recorded at December 31, 2017.
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
The total amount of unrecognized benefits as of December 31, 2019 and 2018 was $10.7 million and $0.3 million. The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

	Year Ended December 31,
	2019	2018
Beginning balance	$293	$—
Gross increase related to prior year positions	396	—
Gross increase related to acquisitions	—	293
Gross increase related to current year positions	10,049	—
Ending balance	$10,738	$293

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

At December 31, 2019, approximately $0.7 million, including interest, would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2019, the Company had less than $0.1 million of accrued interest. The Company believes it is reasonably possible that $10.0 million of its unrecognized tax benefits will be resolved within the next 12 months due to its IRS private letter ruling request. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) profit-sharing plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 90% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
For fiscal 2018, the Board of Directors elected to make matching contributions equal to 25% of employee contributions, which could be applied to up to 6% of each participant's compensation beginning in 2018. Employees with at least 90 days of continuous service are eligible to participate, and certain employees are eligible for matching contributions after one year of continuous service. The Company's contributions vest 50% after one year of continuous service and 100% after two years of continuous service. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $1.4 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.
16. Segments and Geographic Information
All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions in a single operating segment. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States. The Company acquired PrecisionLender in the fourth quarter of 2019, further expanding its international operations presence. The revenues and assets related to this acquisition are immaterial to the Company for the year ended December 31, 2019.
17. Related Parties
For the years ended December 31, 2019, 2018 and 2017, the Company recorded revenues from a related-party customer of $0.6 million, $0.4 million and $0.4 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

18. Selected Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the years ended 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$54,808	$58,574	$60,541	$67,177	$71,296	$77,646	$79,702	$86,840
Cost of revenues	26,977	29,303	30,140	35,435	37,184	40,052	40,447	44,802
Gross profit	27,831	29,271	30,401	31,742	34,112	37,594	39,255	42,038
Operating expenses:
Sales and marketing	10,966	12,108	11,467	13,583	15,805	15,866	15,700	16,576
Research and development	11,157	11,756	12,904	15,517	17,657	19,118	19,617	19,881
General and administrative	10,296	10,798	11,237	12,659	13,860	14,079	13,418	15,382
Acquisition related costs	256	258	1,811	1,820	2,718	1,977	2,758	8,574
Amortization of acquired intangibles	368	368	251	857	1,215	905	912	3,307
Unoccupied lease charges	—	658	—	—	—	—	244	176
Total operating expenses	33,043	35,946	37,670	44,436	51,255	51,945	52,649	63,896
Loss from operations	(5,212)	(6,675)	(7,269)	(12,694)	(17,143)	(14,351)	(13,394)	(21,858)
Total other income (expense), net	(1,023)	(2,105)	(1,877)	(2,345)	(2,207)	(3,217)	(5,206)	(5,988)
Loss before income taxes	(6,235)	(8,780)	(9,146)	(15,039)	(19,350)	(17,568)	(18,600)	(27,846)
Benefit from income taxes	187	153	287	3,176	39	237	31	12,180
Net loss	$(6,048)	$(8,627)	$(8,859)	$(11,863)	$(19,311)	$(17,331)	$(18,569)	$(15,666)
Net loss per common share, basic and diluted	$(0.14)	$(0.20)	$(0.21)	$(0.27)	$(0.44)	$(0.39)	$(0.39)	$(0.32)