Form 10-Q
period 2020-03-31
Q2 Holdings, Inc.
filed 2020-05-07
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,973,069 shares of Common Stock, $0.0001 par value per share as of April 30, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,078	$100,094
Restricted cash	3,450	3,468
Investments	29,752	32,325
Accounts receivable, net	26,582	22,442
Contract assets, current portion, net	993	872
Prepaid expenses and other current assets	9,315	6,354
Deferred solution and other costs, current portion	17,256	15,609
Deferred implementation costs, current portion	8,388	5,171
Total current assets	178,814	186,335
Property and equipment, net	48,681	39,252
Right of use assets	33,211	35,388
Deferred solution and other costs, net of current portion	32,621	29,220
Deferred implementation costs, net of current portion	14,586	15,848
Intangible assets, net	213,998	223,861
Goodwill	462,274	462,023
Contract assets, net of current portion and allowance	16,988	15,189
Other long-term assets	1,325	2,318
Total assets	$1,002,498	$1,009,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,819	$10,967
Accrued liabilities	19,132	16,341
Accrued compensation	35,425	38,668
Deferred revenues, current portion	64,192	57,850
Lease liabilities, current portion	8,960	9,140
Total current liabilities	140,528	132,966
Convertible notes, net of current portion	430,272	424,784
Deferred revenues, net of current portion	33,406	32,954
Lease liabilities, net of current portion	33,717	36,079
Other long-term liabilities	3,665	3,239
Total liabilities	641,588	630,022
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 48,963 issued and outstanding as of March 31, 2020 and 48,386 shares issued and outstanding as of December 31, 2019	5	5
Additional paid-in capital	638,743	622,692
Accumulated other comprehensive income/(loss)	(163)	14
Accumulated deficit	(277,675)	(243,299)
Total stockholders' equity	360,910	379,412
Total liabilities and stockholders' equity	$1,002,498	$1,009,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$92,380	$71,296
Cost of revenues(1)	53,107	37,184
Gross profit	39,273	34,112
Operating expenses:
Sales and marketing(1)	19,884	15,805
Research and development(1)	24,958	17,657
General and administrative(1)	19,110	13,860
Acquisition related costs	(1,967)	2,718
Amortization of acquired intangibles	4,491	1,215
Total operating expenses	66,476	51,255
Loss from operations	(27,203)	(17,143)
Other income (expense):
Interest and other income	456	807
Interest and other expense	(6,921)	(3,014)
Total other income (expense), net	(6,465)	(2,207)
Loss before income taxes	(33,668)	(19,350)
Benefit from (provision for) income taxes	(440)	39
Net loss	$(34,108)	$(19,311)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(122)	113
Foreign currency translation adjustment	(55)	12
Comprehensive loss	$(34,285)	$(19,186)
Net loss per common share, basic and diluted	$(0.70)	$(0.44)
Weighted average common shares outstanding:
Basic and diluted	48,581	43,773
_______________________________________________________________________________

(1)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$3,408	$1,548
Sales and marketing	2,754	1,806
Research and development	3,770	2,012
General and administrative	4,604	3,530
Total stock-based compensation expenses	$14,536	$8,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,535	$4	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation expense	—	—	9,154	—	—	9,154
Exercise of stock options	272	—	3,741	—	—	3,741
Shares acquired to settle the exercise of stock options	(3)	—	(217)	—	—	(217)
Shares issued for the vesting of restricted stock awards	312	—	—	—	—	—
Other comprehensive income	—	—	—	126	—	126
Net loss	—	—	—	—	(19,311)	(19,311)
Balance at March 31, 2019	44,116	$4	$344,033	$89	$(191,733)	$152,393

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	48,386	$5	$622,692	$14	$(243,299)	$379,412
Stock-based compensation expense	—	—	14,866	—	—	14,866
Exercise of stock options	136	—	1,449	—	—	1,449
Shares acquired to settle the exercise of stock options	(3)	—	(264)	—	—	(264)
Shares issued for the vesting of restricted stock awards	444	—	—	—	—	—
Cumulative effect of the adoption of new accounting standard	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(34,108)	(34,108)
Balance at March 31, 2020	48,963	$5	$638,743	$(163)	$(277,675)	$360,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(34,108)	$(19,311)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	3,905	1,464
Depreciation and amortization	13,017	5,821
Amortization of debt issuance costs	459	250
Amortization of debt discount	5,031	2,298
Amortization of premiums on investments	(49)	(84)
Stock-based compensation expenses	14,866	9,154
Deferred income taxes	414	133
Allowance for credit losses	144	—
Allowance for sales credits	(14)	76
Loss on disposal of long-lived assets	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,537)	43
Prepaid expenses and other current assets	(2,970)	(2,385)
Deferred solution and other costs	(6,852)	(7,313)
Deferred implementation costs	(4,057)	(1,752)
Contract assets, net	(1,919)	(1,012)
Other long-term assets	2,819	1,192
Accounts payable	(284)	1,439
Accrued liabilities	(6,136)	(3,010)
Deferred revenues	6,794	3,853
Deferred rent and other long-term liabilities	(2,325)	(1,742)
Net cash used in operating activities	(15,799)	(10,886)
Cash flows from investing activities:
Purchases of investments	—	(9,662)
Maturities of investments	2,500	24,866
Purchases of property and equipment	(4,642)	(5,545)
Capitalized software development costs	(287)	—
Net cash provided by (used in) investing activities	(2,429)	9,659
Cash flows from financing activities:
Proceeds from exercise of stock options to purchase common stock	1,194	3,428
Net cash provided by financing activities	1,194	3,428
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,034)	2,201
Cash, cash equivalents, and restricted cash, beginning of period	103,562	110,156
Cash, cash equivalents, and restricted cash, end of period	$86,528	$112,357
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$134	$—
Cash paid for interest	$863	$863
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(264)	$(217)
Data center assets acquired under deferred payment arrangements or financing arrangements	$3,895	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. The Company sells its solutions to financial institutions, alternative finance and leasing companies, and financial technology companies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," and ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)." All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2020 and 2019. No individual customer accounted for 10% or more of accounts receivable, net, as of March 31, 2020 and December 31, 2019.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, or contract assets, and deferred revenues, or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Upon adoption of ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected by its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's contract assets include the customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Adoption of ASU 2016-13 resulted in recording an aggregate allowance reserve related to the Company's contract asset of $0.1 million as of January 1, 2020. The Company has provisioned $0.2 million for expected losses in the three months ended March 31, 2020, of which zero has been written off and charged against the allowance for the three months ended March 31, 2020. The Company has increased its reserve due to the anticipated impact of the novel coronavirus disease ("COVID-19") pandemic. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 global pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however, the impact will

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

likely have an adverse effect on the Company's customers and inherently the related contract assets. The allowance for credit losses related to contract assets was $0.3 million and zero as of March 31, 2020 and December 31, 2019, respectively.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $4.0 million and $4.3 million were included in the accounts receivable balance at March 31, 2020 and December 31, 2019, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectable. Upon adoption of ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected by its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Adoption of ASU 2016-13 resulted in the recording of an allowance reserve of approximately $0.2 million as of January 1, 2020. The Company provisioned $0.3 million for expected losses in the three months ended March 31, 2020, of which less than $0.1 million has been written off and charged against the allowance for the three months ended March 31, 2020. As a result of the COVID-19 pandemic, the Company has increased its reserve. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however the impact will likely have an adverse effect on the Company's customers and inherently the related receivables. The allowance for credit losses related to accounts receivable was $0.4 million and zero as of March 31, 2020 and December 31, 2019, respectively.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million at each of March 31, 2020 and December 31, 2019.
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
The net increase in the deferred revenue balance for the three months ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $91.5 million for current year invoices, $5.7 million in net additions from the acquisition of Lender Performance Group, LLC, also doing business as PrecisionLender, $2.1 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $74.8 million of revenue recognized from current year invoices and $17.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.

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
On March 31, 2020, the Company had $1.2 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% percent of its remaining performance obligations as revenue in the next 24 months, an additional 40% percent in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates being recoverable. The Company assesses the recoverability of its deferred implementation costs based on the amount of the non-cancellable portion of a customer's contract as it relates to the specific implementation costs incurred. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $4.1 million and $3.2 million during the three months ended March 31, 2020 and 2019, respectively, and recognized $2.1 million and $1.5 million of amortization during the three months ended March 31, 2020 and 2019, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company typically pays commissions in two increments. The initial payment is made after the contract has been executed and the initial deposit has been received from the customer, and the final payment is made upon commencement date. The Company requires that an individual remain employed to collect a commission when it is due. The service period between the first and second payment is considered a substantive service period and as a result, the Company expenses the final payment when made. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $5.6 million and $5.5 million in deferred commissions costs during the three months ended March 31, 2020 and 2019, respectively, and recognized $1.8 million and $1.4 million of amortization during the three months ended March 31, 2020 and 2019, respectively.

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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill and intangible assets. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimates the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company's products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2020	2019
Subscription	$66,232	$50,099
Transactional	12,820	11,523
Services and Other	13,328	9,674
Total Revenues	$92,380	$71,296
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The out-of-pocket expenses are reported in cost of revenues.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of March 31, 2020.
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
Software Development Costs
The Company capitalizes certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the condensed consolidated balance sheets.
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three months ended March 31, 2020 and 2019. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended March 31, 2020 and 2019.
The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $0.3 million, and zero during the three months ended March 31, 2020, and 2019, respectively, and recognized zero amortization for each of the three months ended March 31, 2020 and 2019.
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
Certain research and development costs that are related to the Company's software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

quality control teams working on the Company's software solutions are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets.
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of March 31, 2020, the Company had no finance leases.
 Operating lease assets are included on the Company's condensed consolidated balance sheets in non-current assets as a right-of-use, or ROU, asset, and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's condensed consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
 ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The ROU asset calculation also may include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 is estimated to be $21.0 million based on the Company's expectations of actual achievement, and this amount is recorded in accrued compensation in the condensed consolidated balance sheets. The fair value of this contingent consideration was estimated on a quarterly basis through a collaborative effort by the Company's sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2020, the Company has unrecognized tax benefits of $10.7 million related to uncertain tax positions, and an insignificant amount of accrued interest. The Company believes it is reasonably possible that $10.0 million of its unrecognized tax benefits will be resolved within the next 12 months due to its IRS private letter ruling request.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(34,108)	$(19,311)
Denominator:
Weighted-average common shares outstanding, basic and diluted	48,581	43,773
Net loss per common share, basic and diluted	$(0.70)	$(0.44)

Due to net losses for the three months ended March 31, 2020 and 2019, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2020	2019
Stock options, restricted stock units, and market stock units	3,583	4,781
Shares related to the 2023 Notes	920	326
Shares related to the 2026 Notes	—	—
	4,503	5,107

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the 2023 Notes. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share for the 2026 Notes. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. The capped call transactions entered into by the Company in connection with its June 2019 convertible note offering, or Capped Calls, will have a dilutive effect when the average market price of common stock for a given period exceeds the Capped Calls' strike price of $139.00 per share. During the three months ended March 31, 2019, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes, but did not exceed the strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented. During the three months ended March 31, 2020, the average market price per share of the Company's common stock was below the conversion price of the 2026 Notes and the strike price of the Capped Calls.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020. The standard impacted the Company's accounting for allowances for credit losses, available-for-sale debt securities and other assets subject to credit risk. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments reflect the Company's current estimate of the expected credit losses and generally result in the earlier recognition of allowance for losses. Adoption of the new standard resulted in the recording of a cumulative-effect adjustment to accumulated deficit of $0.3 million on January 1, 2020. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard effective January 1, 2020. There was no material impact on the Company's financial position or results of operations based on the adoption of ASU 2017-04.
3. Business Combinations
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
PrecisionLender was acquired for approximately $510.0 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow Amount was to be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there were any unresolved claims remaining at that time. The Company released the $3.0 million in the PL Purchase Price Escrow Amount and paid out an additional $0.2 million related to the finalization of the closing estimates to the former stockholders of PrecisionLender during the three months ended March 31, 2020. At closing, the Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

date. To the extent not utilized, the PL Escrow Amount shall be paid to the former stockholders of PrecisionLender at the end of the 18-month period unless there are any unresolved claims remaining at that time.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues and acquisition related costs in the condensed consolidated statements of comprehensive loss, was $0.2 million and $0.7 million, respectively, for the three months ended March 31, 2020.
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18-month period unless there are any unresolved claims remaining at that time. The Company released less than $0.1 million during the three months ended March 31, 2020 related to the Gro Escrow Amount, bringing the balance of the escrow to $0.2 million at March 31, 2020.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs in the condensed consolidated statements of comprehensive loss, was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. During April 2020, the Company released $9.7 million of the CL Escrow Amount, and $0.4 million of the CL Escrow Amount is held for unresolved claims.
Certain former stockholders of Cloud Lending have the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not achieved. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 is estimated to be $21.0 million based on the Company's expectations of actual achievement. The calculations of actual achievement have been provided to the selling stockholders' representative for review and have not been finalized as of the date of this filing. The fair value of the contingent consideration related to the potential future earnout payment is recorded in accrued compensation on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

cost of revenues and acquisition related costs in the condensed consolidated statements of comprehensive loss, was $0.1 million combined for the three months ended March 31, 2020, and $0.1 million in acquisition related costs for the three months ended March 31, 2019. The Company paid $0.8 million to acquired employees during the three months ended March 31, 2020.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$17,228	$17,228	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$29,752	$—	$29,752	$—

Liabilities
Accrued Compensation:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Contingent consideration	$21,000	$—	$—	$21,000

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and subsequently adjusted to fair value at each reporting period. The Company's contingent consideration was valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model included estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The fair value of the contingent consideration decreased by $3.1 million during the three months ended March 31, 2020. This decrease was mainly attributable to revisions to the Company's expectations of actual achievement, which was in part impacted by the delays in customer purchasing decisions experienced as a result of the uncertainty around COVID-19.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2020 and December 31, 2019 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The adoption of ASU 2016-13 did not have a material impact on the Company's accounting for available-for-sale debt securities. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, the Company's cash was $65.9 million and $85.6 million, respectively.
A summary of the Company's cash equivalents and investments as of March 31, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$17,228	$—	$—	$17,228
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$29,765	$28	$(41)	$29,752
A summary of the Company's cash equivalents and investments as of December 31, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$14,518	$—	$—	$14,518
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$32,216	$110	$(1)	$32,325

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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2020	December 31, 2019
Due within one year or less	$27,206	$29,789
Due after one year through five years	2,546	2,536
	$29,752	$32,325

The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$19,678	$(41)	$19,637

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$2,537	$(1)	$2,536

6. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.3 million and $462.0 million as of March 31, 2020 and December 31, 2019, respectively. During the fourth quarter of 2019, the Company added $354.2 million of goodwill for the PrecisionLender acquisition, and during 2018 the Company added $77.0 million of goodwill for the Cloud Lending acquisition and $17.8 million for the Gro acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2019. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. No impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020			As of December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(8,951)	$55,454	$64,405	$(5,746)	$58,659
Non-compete agreements	13,505	(2,049)	11,456	13,505	(1,375)	12,130
Trademarks	22,280	(4,248)	18,032	22,280	(3,653)	18,627
Acquired technology	148,613	(21,668)	126,945	148,613	(16,192)	132,421
Assembled workforce	38	(38)	—	38	(37)	1
Capitalized software development costs	4,438	(2,327)	2,111	4,151	(2,128)	2,023
	$253,279	$(39,281)	$213,998	$252,992	$(29,131)	$223,861

The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.5 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Gross capitalized software development costs were $4.4 million and $4.2 million as of March 31, 2020 and December 31, 2019. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended March 31, 2020 and 2019. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; San Mateo, California; Bangalore, India; Sydney, Australia; London, United Kingdom; and Amsterdam, Netherlands. On December 18, 2019, the Company entered into an office lease agreement with Aspen Lake Building Three, LLC to lease approximately 129 rentable square feet of an office building to be located immediately adjacent to the Company's headquarters in order to expand the Company's headquarters, commencing May 1, 2021. During the year ended December 31, 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. The lease liabilities related to the sublease that are expected to be paid during the succeeding twelve-month period of $0.3 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $0.1 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at March 31, 2020.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.6 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.
The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$2,323
Sublease income	(142)
Total lease expense	$2,181

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,398
Right-of-use assets obtained in exchange for operating lease liabilities as of March 31, 2020	$33,211
Weighted-average remaining lease term - operating leases	6.5 years
Weighted-average discount rate - operating leases	5.5%

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2020 were as follows:

Operating Leases
Year Ended December 31,
2020 (April 1 to December 31)	$7,252
2021	8,597
2022	8,149
2023	7,803
2024	6,741
Thereafter	15,544
Total lease payments	$54,086
Less: present value discount	(11,409)
Present value of lease liabilities	$42,677

As of March 31, 2020, the Company had approximately $33.8 million of future payments under additional leases, primarily for corporate facilities, that have not yet commenced. These operating leases will commence between October 2020 and May 2021 with lease terms of approximately six years to ten years.
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

Contractual Commitments
Year Ended December 31,
2020 (from April 1 to December 31)	$16,515
2021	21,884
2022	18,068
2023	242,338
2024	2,651
Thereafter	319,808
Total commitments	$621,264

Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2020 and were convertible through March 31, 2020. Three notes of the 2023 Notes have been converted through the date of this filing. As of March 31, 2020, the 2023 Notes were no longer convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.

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
The 2023 Notes consist of the following:

	As of March 31, 2020	As of December 31, 2019
Liability component:
Principal	$229,997	$229,999
Unamortized debt discount	(30,942)	(33,376)
Unamortized debt issuance costs	(3,228)	(3,486)
Net carrying amount	195,827	193,137

Equity component:
Net carrying amount	$48,919	$48,919

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three months ended March 31,
	2020	2019
Contractual interest expense	$431	$437
Amortization of debt issuance costs	259	250
Amortization of debt discount	2,434	2,298
Total	$3,124	$2,985

As of March 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.9 years.
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
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2020, the 2026 Notes were not convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.

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
The 2026 Notes consist of the following:

	As of March 31, 2020	As of December 31, 2019
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(76,073)	(78,672)
Unamortized debt issuance costs	(5,732)	(5,931)
Net carrying amount	234,445	231,647

Equity component:
Net carrying amount	$81,550	$81,550

The following table sets forth total interest expense recognized related to the 2026 Notes:

Three months ended
March 31, 2020
Contractual interest expense	$586
Amortization of debt issuance costs	200
Amortization of debt discount	2,597
Total	$3,383

As of March 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 6.3 years.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

9. Stockholders' Equity
On June 10, 2019, the Company completed a registered public offering of 2,637,986 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions. On June 12, 2019, the Company completed the sale of an additional 395,698 shares of the Company's common stock at a price of $69.50 per share, before underwriting discounts and commissions, as a result of the underwriters' exercise of their option to purchase additional shares. The Company sold 2,913,684 of such shares and an existing stockholder sold an aggregate of 120,000 of such shares. The June 2019 common stock offering generated net proceeds to the Company of approximately $195.3 million, after deducting $8.2 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the June 2019 common stock offering.
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
As of December 31, 2019, a total of 11,145 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2020, 2,177 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2020, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2020 a total of 13,322 shares were allocated for issuance under the 2014 Plan. As of March 31, 2020, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 5,203 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 913 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 6,326 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2020, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the three months ended March 31, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2020	1,419	$23.61
Granted	—	—
Exercised	(136)	10.66
Forfeited	—	—
Balance as of March 31, 2020	1,283	$24.98

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	1,952	$58.56
Granted	309	68.72
Vested	(296)	50.92
Forfeited	(58)	60.57
Nonvested as of March 31, 2020	1,907	$61.64

Market Stock Units
Market stock unit activity during the three months ended March 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	434	$28.85
Granted	131	30.16
Vested	(148)	15.44
Forfeited	(24)	29.97
Nonvested as of March 31, 2020	393	$34.27

11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2020 is based on the estimated annual effective tax rate for fiscal year 2020. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the forecasts of pretax income and other items impacting forecasted income tax expense change.
The Company's benefit from (provision for) income taxes reflected an effective tax rate of approximately (1.3%) and 0.2% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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
The Company has unrecognized tax benefits as of March 31, 2020 of $10.7 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company believes it is reasonably possible that $10.0 million of its unrecognized tax benefits will be resolved within the next 12 months due to its IRS private letter ruling request, which will have no rate impact. Operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2016 through 2019 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2014 and 2015 returns are currently under examination by Texas, and the Company expects no material tax adjustments related to the examination. The Company is not currently under examination by any other taxing jurisdiction.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

12. Subsequent Events
The Company has assessed events occurring subsequent to March 31, 2020, for potential recognition and disclosure in the financial statements. The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on global economic and financial markets, including on the Company's customers and their End Users, its partners and suppliers, its employees and its business generally. Given the significant uncertainties surrounding these continuing impacts, management cannot estimate at this time the long-term impacts of COVID-19 on the Company or the markets it serves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, including the recent COVID-19 outbreak and the associated efforts to limit the spread of the disease. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020.
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
We have achieved significant growth since our inception. During each of the past eight years, our average number of Registered Users per installed customer on our digital banking platform, or Installed Customer, has grown, and we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operation Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
The COVID-19 pandemic creates significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business. We are being cautious as a result of the uncertainties and risks posed by the COVID-19 pandemic, but we are continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. In response to the uncertainties presented by the COVID-19 pandemic, we plan to reduce our hiring plans for 2020 and limit hiring and other investments mainly to essential support, delivery and infrastructure roles. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology infrastructure requirements, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
If we are successful in growing our revenues by increasing the number and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the number of Registered Users for existing digital banking platform customers in the longer term will improve our margins. However, we do not have any control or influence over whether End Users of our digital banking platform elect to become Registered Users of our customers' digital banking services.

We sell our solutions primarily through our professional sales organization. While the financial institutions market is well-defined due to the regulatory classifications of those financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. Subject to the risks and uncertainties posed by the COVID-19 pandemic, over the long term, we intend to continue to invest in additional sales representatives to identify and address the financial institution, Alt-FI and FinTech markets across the U.S. and internationally and to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005, and we currently intend to continue investing both organically and inorganically through acquisitions to expand our portfolio. Over the past five years we have acquired or developed new solutions and additional functions that serve a broader range of needs of financial institutions as well as the needs of Alt-FIs and FinTechs. In addition to our acquisitions of Cloud Lending Inc., or Cloud Lending, and Gro Solutions, Inc., or Gro, in 2018 and our acquisitions of Centrix and Social Money in 2015, on October 31, 2019 we completed our acquisition of Lender Performance Group, LLC, or PrecisionLender. PrecisionLender is a provider of data-driven sales enablement, pricing and portfolio management solutions for financial institutions globally. Our solutions now include a broad range of services and experiences including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions both in the U.S. and internationally.
We believe that financial services providers are best served by a broad, integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party systems allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the financial institution, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions. We currently intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
We believe that delivery of consistent, high-quality customer support is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer service organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As our business grows, we currently intend to continue to invest in and grow our services and delivery organization to support our customers' needs and maintain our reputation.
Recent Events
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" below. There are no comparable recent events that provide guidance as to the impacts that the spread of COVID-19 may have, and, as a result, the ultimate impacts of the pandemic are highly uncertain and subject to change.
We have for many years maintained a business continuity plan and a pandemic plan, which we regularly test and update as needed. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely.
In late February, we implemented enhanced sanitation efforts at our locations, including more strict cleaning protocols for common surfaces and additional hand sanitization stations across our locations. In early March, we indefinitely suspended all non-essential, work-related domestic and international travel, instituted two-week self-quarantines for any employees who had recently traveled prior to the suspension, and implemented protocols for employees to report personal health situations which resemble COVID-19. By early March, over 90% of our employees had transitioned to working remotely from home and by mid-March virtually every one of our employees had transitioned to working remotely from home. We have now implemented strict protocols for any employee to enter any of our facilities, including the approval of senior management, advance health screening for COVID-19 symptoms and strict social distancing requirements while onsite. As of the filing date of this quarterly report on Form 10-Q, we continue to operate with essentially every employee working remotely, except for minimal essential functions requiring facility access from time to time, only if required, in compliance with such protocols. We also modified our annual client conference to be a virtual event, which will run in multiple segments from April to June. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
We believe that to date our business continuity and pandemic plans are operating effectively and that we have been able to operate and provide services to our customers under the circumstances. As an example, nearly half of new customer implementations performed during the three months ending March 31, 2020 were performed in the month of March when the vast majority of our employees were working remotely from home. As of the date of this quarterly report on Form 10-Q, we do not yet have firm plans on when or how we will transition back to onsite operations across our facilities, but we continue to monitor the situation closely and to plan accordingly. To date, we believe our corporate culture, business model, customer relations and technology and information technology infrastructure have allowed our employees to substantially perform their roles while working remotely. However, in response to the uncertainties presented by the COVID-19 pandemic, we plan to reduce our hiring plans for 2020 and limit hiring mainly to essential support, delivery and infrastructure roles.
We also have conducted an extensive outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic will increase the importance and prominence of digital financial solutions, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations. For example, we are able to deliver our solutions remotely. However, the COVID-19 pandemic and its related restrictions have caused challenges for financial institutions to execute in-branch operations which makes executing more complex projects, such as implementations of new technology solutions, more difficult. As a result, although at this time we are unable to the predict the extent or duration of such impact, we anticipate that our bookings, in particular with respect to new customer agreements, will be adversely impacted as a result of the COVID-19 pandemic as customers delay their purchasing decisions and focus on addressing the challenges and opportunities presented by the COVID-19 pandemic. We believe this delay in bookings will be most significant with respect to our lending and leasing solutions because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We expect a less significant bookings impact with respect to our digital banking solutions because of the demand for such solutions resulting from the increased utilization of digital banking caused by the COVID-19 pandemic, including our ability to sell a variety of new features to our existing customers to assist their End Users with increased digital banking needs. We also expect that some implementations and the associated revenue recognition may be delayed as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our 2020 revenues and gross margins.
Despite these challenges among financial institutions, the usage by End Users of digital financial solutions has never been higher, and we are making additional investments to enhance our technology infrastructure to support this heightened usage. We have seen increased online banking activity as a result of shelter-in-place and similar orders as well as spikes in usage as End Users check accounts for such things as government stimulus funds.
We believe the challenges and opportunities posed by the COVID-19 pandemic have and will continue to cause financial institutions to increase their focus on maintaining and improving their digital financial services offerings. For example, government stimulus programs enacted in response to the COVID-19 pandemic, such as the federal "Paycheck Protection Program," provide financial institutions with additional revenue opportunities. To assist our customers with these loans, our Q2 Cloud Lending team designed and delivered a Paycheck Protection Program solution designed to help our financial institution customers perform the entire Paycheck Protection Program loan application and disbursement process digitally.
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

Installed Customers
We define Installed Customers as the number of customers on our digital banking platform from which we are currently recognizing revenues. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, and customer attrition, including as a result of merger and acquisition activity among financial institutions. While we believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, the increased economic uncertainty and reduced economic activity resulting from the pandemic, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which we anticipate will slow the rate at which we add new Installed Customers over the next several months. We had 414, 401 and 382 Installed Customers on our digital banking platform as of December 31, 2019, 2018 and 2017, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, which may result in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also is resulting in delays in certain purchasing decisions and implementations, that may slow the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 14.6 million, 12.8 million and 10.4 million Registered Users as of December 31, 2019, 2018 and 2017, respectively. Registered Users at March 31, 2020 were 15.4 million compared to 13.1 million at March 31, 2019.
Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year; and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. We believe the COVID-19 pandemic will create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also is resulting in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions, which may adversely affect our revenue retention rate. We also could experience contract terminations with customers who become insolvent as a result of the

COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on our revenue retention rate. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 120%, 114% and 122% for the years ended December 31, 2019, 2018 and 2017, respectively.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic will create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. For example, we have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. We also could experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 5.1% to 3.5% over the last eight years, and we had annual churn of 5.1%, 5.0% and 4.9% for the years ended December 31, 2019, 2018 and 2017, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
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

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of PrecisionLender purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended March 31,
	2020	2019
Revenue:
GAAP revenue	$92,380	$71,296
Deferred revenue reduction from purchase accounting	1,442	—
Total Non-GAAP revenue	$93,822	$71,296
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

	Three Months Ended March 31,
	2020	2019
GAAP operating loss	$(27,203)	$(17,143)
Deferred revenue reduction from purchase accounting	1,442	—
Stock-based compensation	14,536	8,896
Acquisition related costs	(1,709)	2,718
Amortization of acquired technology	5,477	1,631
Amortization of acquired intangibles	4,491	1,215
Non-GAAP operating loss	$(2,966)	$(2,683)
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(34,108)	$(19,311)
Depreciation and amortization	13,017	5,821
Stock-based compensation expense	14,536	8,896
(Benefit from) provision for income taxes	440	(39)
Interest and other (income) expense, net	6,275	2,178
Acquisition related costs	(1,709)	2,718
Deferred revenue reduction from purchase accounting	1,442	—
Adjusted EBITDA	$(107)	$263
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
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, we anticipate that our bookings, in particular with respect to new customer agreements, will be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings will be most significant with respect to our lending and leasing solutions because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We expect a less significant bookings impact with respect to our digital banking solutions because of the increased importance of digital banking caused by the COVID-19 pandemic, including our ability to sell a variety of new features to our existing customers to assist their End Users with increased digital banking needs. We also expect that some implementations and the associated revenue recognition may be delayed as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our 2020 revenues and gross margins. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth, including potential incremental investments to address the impacts of the COVID-19 pandemic on our operations. Over the long term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business. However, in response to the uncertainties presented by the COVID-19 pandemic, in the short term we plan to reduce our hiring plans for 2020 and limit hiring mainly to essential support, delivery and infrastructure roles. Due to shelter-in-place and similar government orders, nearly all of our employees are working remotely from home and we have suspended all non-essential business travel and conference participation, including our own customer conference typically held in April. As a result, certain costs associated with operating physical locations and facilitating employee travel will be reduced during periods when such restrictive measures are in place, although we may incur additional costs necessary to facilitate and support a remote workforce for an extended period of time.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead.

Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly-hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic. Commissions are generally capitalized and then amortized over the expected period of customer benefit.
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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets.
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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues(1)	$92,380	$71,296
Cost of revenues(2)(3)	53,107	37,184
Gross profit	39,273	34,112
Operating expenses:
Sales and marketing(3)	19,884	15,805
Research and development(3)	24,958	17,657
General and administrative(3)	19,110	13,860
Acquisition related costs(4)	(1,967)	2,718
Amortization of acquired intangibles	4,491	1,215
Total operating expenses	66,476	51,255
Loss from operations	(27,203)	(17,143)
Total other income (expense), net	(6,465)	(2,207)
Loss before income taxes	(33,668)	(19,350)
Benefit from (provision for) income taxes	(440)	39
Net loss	$(34,108)	$(19,311)
_______________________________________________________________________________

(1)	Includes deferred revenue reduction from purchase accounting of $1.4 million for the three months ended March 31, 2020.

(2)	Includes amortization of acquired technology of $5.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes stock-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$3,408	$1,548
Sales and marketing	2,754	1,806
Research and development	3,770	2,012
General and administrative	4,604	3,530
Total stock-based compensation expenses	$14,536	$8,896

(4)	Includes a reduction of $3.1 million in the estimated payment of contingent consideration based on the Company's expectations of actual achievement.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenues(1)	100.0%	100.0%
Cost of revenues(2)(3)	57.5	52.2
Gross profit	42.5	47.8
Operating expenses:
Sales and marketing(3)	21.5	22.2
Research and development(3)	27.0	24.8
General and administrative(3)	20.7	19.4
Acquisition related costs(4)	(2.1)	3.8
Amortization of acquired intangibles	4.9	1.7
Total operating expenses	72.0	71.9
Loss from operations	(29.4)	(24.0)
Total other income (expense), net	(7.0)	(3.1)
Loss before income taxes	(36.4)	(27.1)
Benefit from (provision for) income taxes	(0.5)	0.1
Net loss	(36.9)%	(27.0)%
______________________________________________________________________________

(1)	Includes deferred revenue reduction from purchase accounting of 1.6% for the three months ended March 31, 2020.

(2)	Includes amortization of acquired technology of 5.9% and 2.3% for the three months ended March 31, 2020 and 2019.

(3)	Includes stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	3.7%	2.2%
Sales and marketing	3.0	2.5
Research and development	4.1	2.8
General and administrative	5.0	5.0
Total stock-based compensation expenses	15.7%	12.5%

(4)	Includes a reduction of 3.4% in the estimated payment of contingent consideration based on the Company's expectations of actual achievement.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Revenues	$92,380	$71,296	$21,084	29.6%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Revenues increased by $21.1 million, or 29.6%, from $71.3 million for the three months ended March 31, 2019 to $92.4 million for the three months ended March 31, 2020. This increase in revenue was primarily attributable to a $15.2 million increase from the sale of additional solutions to new and existing customers and the growth in Registered Users from new and existing customers. In addition, $4.5 million of the increase was generated from the business acquired in the fourth quarter of 2019 and $1.3 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Cost of revenues	$53,107	$37,184	$15,923	42.8%
Percentage of revenues	57.5%	52.2%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Cost of revenues increased by $15.9 million, or 42.8%, from $37.2 million for the three months ended March 31, 2019 to $53.1 million for the three months ended March 31, 2020. This increase was attributable to a $7.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $1.5 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.8 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $3.9 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $1.3 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.2 million increase in overhead costs which were allocated to our implementation and support departments, a $0.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.6 million increase from amortization of capitalized implementation services as a result of customer go lives during the three months ended March 31, 2020, and a $0.4 million increase in other discretionary expenses.
We defer certain personnel and other costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the expected period of customer benefit. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity and process improvement, including in response to the impacts on our operations of the COVID-19 pandemic.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Sales and marketing	$19,884	$15,805	$4,079	25.8%
Percentage of revenues	21.5%	22.2%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Sales and marketing expenses increased by $4.1 million, or 25.8%, from $15.8 million for the three months ended March 31, 2019 to $19.9 million for the three months ended March 31, 2020. This increase was primarily attributable to a $4.4 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.1 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.0 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.6 million increase in other overhead costs which were allocated to our sales and marketing departments, partially offset by a $0.5 million decrease in travel related expenses and a $0.4 million decrease in other discretionary expenses primarily related to tradeshows and events that did not occur as a result of the COVID-19 pandemic.
Research and Development

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Research and development	$24,958	$17,657	$7,301	41.3%
Percentage of revenues	27.0%	24.8%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Research and development expenses increased by $7.3 million, or 41.3%, from $17.7 million for the three months ended March 31, 2019 to $25.0 million for the three months ended March 31, 2020. This increase was primarily attributable to a $7.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.6 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.8 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.3 million increase in facilities and other overhead costs which were allocated to our research and development departments, offset by a $0.1 million decrease from increased capitalized research and development salaries as software development costs and a $0.1 million decrease in travel related and other discretionary expenses.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending. In particular, government stimulus programs enacted in response to the COVID-19 pandemic, including the Paycheck Protection Program, also have provided our financial institution customers with additional opportunities to originate and mange small business loans. To assist financial institutions with processing and managing these loans, our Q2 Cloud Lending team designed, developed and delivered a paycheck protection program solution designed to help our financial institution customers perform the entire paycheck protection program loan application and disbursement process digitally.
General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
General and administrative	$19,110	$13,860	$5,250	37.9%
Percentage of revenues	20.7%	19.4%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. General and administrative expenses increased by $5.3 million, or 37.9%, from $13.9 million for the three months ended March 31, 2019 to $19.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to a $2.7 million increase in personnel costs to support the growth of our business, which included a $1.3 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.1 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.9 million increase in overhead costs which were allocated to our general and administrative departments, a $0.6 million increase in professional services for legal and compliance fees, a $0.5 million increase for price concessions given to customers related to isolated delivery issues of certain of our solutions, and a $0.5 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13.
General and administrative expenses consist primarily of salaries and other personnel-related costs of our administrative, finance and accounting, information systems, legal and human resources employee. General and administrative expenses also include costs to comply with regulations governing public companies, costs of directors' and officers' liability insurance, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. In the near term, we anticipate that these investments will increase general and administrative expenses as a percentage of revenues as we experience slower than anticipated revenue growth as a result of the COVID-19 pandemic. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow.
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Acquisition related costs	$(1,967)	$2,718	$(4,685)	(172.4)%
Percentage of revenues	(2.1)%	3.8%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Acquisition related costs decreased by $4.7 million, or 172.4%, from $2.7 million for the three months ended March 31, 2019 to a gain of $2.0 million for the three months ended March 31, 2020. The expense for the three months ended March 31, 2020 included a $3.1 million decrease for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 based on revisions to the Company's expectations of actual achievement, offset by $1.0 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019 and $0.2 million of additional legal, professional services and other costs, while the expense for the three months ended March 31, 2019 was comprised of a $2.4 million increase for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending and $0.3 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Amortization of acquired intangibles	$4,491	$1,215	$3,276	269.6%
Percentage of revenues	4.9%	1.7%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Amortization of acquired intangibles increased by $3.3 million, or 269.6%, from $1.2 million for the three months ended March 31, 2019 to $4.5 million for the three months ended March 31, 2020 as a result of the intangible assets acquired in the PrecisionLender acquisition in the fourth quarter of 2019. The acquired intangible assets are also related to our business combinations in 2018 and 2015 as well as our asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.

Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Total other income (expense), net	$(6,465)	$(2,207)	$(4,258)	(192.9)%
Percentage of revenues	(7.0)%	(3.1)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Total other income (expense), net represented a net expense of $6.5 million for the three months ended March 31, 2020 compared to a net expense of $2.2 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 consists of $6.8 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes, and other interest expense, partially offset by an increase of $0.4 million from interest income earned on cash, cash equivalents and investments, while the interest expense for the three months ended March 31, 2019 consisted of $3.0 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, partially offset by $0.8 million of interest income earned on cash, cash equivalents, and investments.
Benefit from (provision for) income taxes

	Three Months Ended March 31,		Change
	2020	2019	$	(%)
Benefit from (provision for) income taxes	$(440)	$39	$(479)	1,228.2%
Percentage of revenues	(0.5)%	0.1%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Total benefit from (provision for) income taxes represented an expense of $0.4 million for the three months ended March 31, 2020 compared to a benefit of less than $0.1 million for the three months ended March 31, 2019. As a result of our current net operating loss position, current income tax expenses for the three months ended March 31, 2020 consist primarily of federal income taxes of $0.3 million relating to the tax amortization of recently acquired goodwill and $0.1 million in income tax expense from foreign operations.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments in growing our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuation based on the timing of our sales. Historically, sales have tended to be lower in the first quarter of each year than in subsequent quarters but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions.
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. As a result, although at this time we are unable to the predict the extent or duration of such impact, we anticipate that our bookings, in particular with respect to new customer agreements, will be adversely impacted as a result of the COVID-19 pandemic, which will negatively impact future revenues and disrupt any seasonality that may otherwise typically be seen in our operating results. We believe this delay in bookings will be most significant with respect to our lending and leasing solutions because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We expect a less significant bookings impact with respect to our digital banking solutions, because of the increased importance of digital banking caused by the COVID-19 pandemic, including our ability to sell a variety of new features to our existing customers to assist their End Users with increased digital banking needs. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic, as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change and may have an unusual impact on any seasonal trends we may have experienced in the past.
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
Our quarterly results of operations may vary significantly in the future, including as a result of the impact of the COVID-19 pandemic, and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our June 2019 common stock offering, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents and investments of $112.8 million. Based upon our current levels of operations, and our expectations regarding the impacts of COVID-19 on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(15,799)	$(10,886)
Investing activities	(2,429)	9,659
Financing activities	1,194	3,428
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(17,034)	$2,201
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
For the three months ended March 31, 2020, our net cash and cash equivalents used in operating activities were $15.8 million, which consisted of a net loss of $34.1 million and cash outflows from changes in operating assets and liabilities of $19.5 million, partially offset by non-cash adjustments of $37.8 million. Cash outflows were the result of a $10.9 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $6.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $4.5 million increase in accounts receivable due to the timing of billings at the end of the current quarter, a $3.0 million increase in prepaid and other current assets related to timing of various prepaid expenses, a $2.3 million decrease in other long-term liabilities, and a $1.9 million increase in contract assets. Cash outflows were partially offset by cash inflows resulting from a $6.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $2.8 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of $14.9 million of stock-based compensation expense, $13.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $5.5 million in amortization of the convertible notes discounts and related debt issuance costs,

$3.9 million of amortization of deferred implementation and deferred solution and other costs, and $0.5 million of other non-cash items.
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
Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, we anticipate that our bookings, in particular with respect to new customer agreements, will be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings will be most significant with respect to our lending and leasing solutions because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We expect a less significant bookings impact with respect to our digital banking solutions because of the increased importance of digital banking caused by the COVID-19 pandemic, including our ability to sell a variety of new features to our existing customers to assist their End Users with increased digital banking needs. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We anticipate that reduced bookings, in particular for new customer agreements, will result in collection of fewer deposits that we typically collect from customers in advance of implementing our solutions for them and that delays in implementation will result in delays in our ability to invoice for and collect fees for our solutions. We also have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. For these and other reasons, the impacts of the COVID-19 pandemic may have a significant adverse effect on our cash flows from operations.
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
For the three months ended March 31, 2020, net cash used in investing activities was $2.4 million, consisting primarily of $4.6 million for the purchase of property and equipment and $0.3 million from capitalized software development costs, partially offset by $2.5 million from maturities of investments.
For the three months ended March 31, 2019, net cash provided by investing activities was $9.7 million, consisting primarily of $24.9 million from maturities of investments, partially offset by $9.7 million for the purchase of investments, and $5.5 million for the purchase of property and equipment.
Cash Flows from Financing Activities
Our financing activities for the three months ended March 31, 2020 and 2019 consisted solely of net proceeds from exercises of options to purchase our common stock.
For the three months ended March 31, 2020, net cash provided by financing activities of $1.2 million was related to cash received from the exercise of stock options.

For the three months ended March 31, 2019, net cash provided by financing activities of $3.4 million was related to cash received from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended March 31, 2020, and subsequent to March 31, 2020, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020. As of March 31, 2020, our total lease payment obligations were $87.9 million, of which $33.7 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
The following table summarizes our contractual obligations and commitments at March 31, 2020 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,097	$238,194	$4,744	$319,808	$566,843
Operating lease obligations	9,741	22,680	21,789	33,661	87,871
Purchase commitments	22,042	28,068	4,311	—	54,421
	$35,880	$288,942	$30,844	$353,469	$709,135
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)" which modifies the measurement of expected credit losses of certain financial instruments. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted the standard effective January 1, 2020. The standard impacted our accounting for allowances for credit losses, available-for-sale debt securities and other assets subject to credit risk. Credit losses on trade and other receivables, contract assets, available-for-sale debt securities, and other instruments reflect our current estimate of the expected credit losses and generally result in the earlier recognition of allowance for losses. Adoption of the new standard resulted in the recording of a cumulative-effect adjustment to accumulated deficit of $0.3 million on January 1, 2020. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the standard effective January 1, 2020. There was no material impact on our financial position and results of operations based on the adoption of ASU 2017-04.

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
During the three months ended March 31, 2020, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of March 31, 2020, we had an outstanding principal amount of $546.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2020 or 2019, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2020, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of March 31, 2020, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Risks Related to Our Business
Uncertain and weakened economic conditions are adversely affecting our industry, business and results of operations, and the extent to which the COVID-19 pandemic and measures taken in response thereto may impact our business, results of operations, liquidity and financial condition is uncertain and difficult to predict.
Global health concerns stemming from the COVID-19 pandemic and related government actions have caused significant disruption to the global economic environment. The pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. In response to the pandemic, government authorities have implemented numerous measures to try to contain the spread of the disease, including travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns.
The COVID-19 pandemic is adversely impacting our customers and our business, but the extent of such impacts is highly uncertain and difficult to predict. While we believe that to date our business continuity and pandemic plans are operating effectively and that we have been able to operate and provide services to our customers under the circumstances, if we are not able to respond to and manage these impacts and related changes effectively, our business, results of operations, liquidity and financial condition will continue to be adversely impacted. Moreover, even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business, results of operation and financial condition as a result of the virus' global economic impact, including reduced spending, lower economic activity and weakened banking and financial systems.
For example, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Nearly all of our employees are currently working remotely and have been since early March 2020 due to government work and travel restrictions. These decisions may impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they have resulted in disruptions to our normal business operations.
In addition, the COVID-19 pandemic and the resulting weakening of the global economy, rapid increase in unemployment rates, declines in interest rates and reductions in business confidence and activity, has had a significant impact on our financial institution, Alt-FI and FinTech customers, as well as the End User businesses and individuals that utilize our customers' services. These conditions may affect the rate of technology spending and influence the timing of our customers' and prospective customers' technology purchasing and implementation decisions, which could adversely affect our customers' and prospective customers' ability or willingness to purchase our solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, negatively affect our renewal rates and churn or result in a decrease in the number of End Users of our solutions or the transactions performed using our solutions, each of which is difficult to predict and any of which could adversely affect our operating results and financial condition on both a short-term and long-term basis. For example, we have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. In addition, while we believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, likely resulting in increased registration of new End Users with existing Installed Customers and the retention of certain customers that may have otherwise not renewed their contracts, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which may delay bookings and our recognition of revenue. We believe the delay in bookings will be most significant with respect to our lending and leasing solutions because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We expect a less significant bookings impact with respect to our digital banking solutions because of the increased importance of digital banking caused by the COVID-19 pandemic, including our ability to sell a variety of new features to our existing customers to assist their End Users with increased digital banking needs. The impact of the COVID-19 pandemic also may delay customer decisions with respect to contract extensions and may result in certain downgrades and cancellations from existing customers. For example, we have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. We also could experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic.
Other factors related to the COVID-19 pandemic that may adversely impact our business operations include:

•
challenges to our operations and our ability to meet customer service level commitments due to government shelter-in-place or other orders under which we are not able to provide certain customer-facing services remotely, which may cause potential loss of revenue or contractual penalties, as well as associated costs resulting from potential legal disputes regarding force majeure or other related contract defenses;

•
service interruptions or impaired system performance due to failures of or delays in our systems or resources as a result of increased online banking activity related to End Users utilizing digital banking services while subject to government shelter-in-place or similar orders, or increased use of our solutions resulting from government stimulus programs;

•
changes to our normal operations, including as a result of increased remote working and the possibility that one or more clusters of COVID-19 cases could occur at one of our locations, data centers or other third-party providers, affecting our employees or affecting the systems or employees of our customers or other third parties on which we depend;

•
risks, including public and private litigation, based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any actions that we may take in connection with re-opening our offices where permitted by local law;

•	an increase in the volume of customer and regulatory requests for information and support; and

•	increased cyber fraud risk related to increased online banking, e-commerce and other online activity.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations, liquidity or financial condition and heighten many of the known risks with respect to our business and ownership of our securities, which are described further in this "Risk Factors" section.
We have experienced rapid growth in recent periods and if we fail to manage our growth effectively or experience a decline in our growth rate, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $194.0 million for the twelve months ended December 31, 2017 to $241.1 million for the twelve months ended December 31, 2018, and $315.5 million for the twelve months ended December 31, 2019. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. In particular, with the increased economic uncertainty and reduced economic activity, including consumer and business spending, resulting from the COVID-19 pandemic, our growth rate is likely to decline, and may decline significantly. The duration and extent of the impact from COVID-19 on our growth rate depends on future developments that cannot be accurately predicted at this time. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results, particularly as the broader impacts of COVID-19 are felt across the global economy. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services has been dramatically changing, and we do not know whether financial institutions and traditional and emerging financial services providers will adopt or continue to adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. In particular, the COVID-19 pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending, which may result in decreased spending by financial institutions and traditional and emerging financial services providers for the foreseeable future.
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
We derive substantially all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
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
In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated or particular segments of customers on which we focus, including the economic uncertainty caused by COVID-19, may cause our customers to reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. While the negative impacts of the COVID-19 pandemic will affect the operations and spending decisions of customers across our target markets, we believe such uncertainty will in particular affect enterprise and larger financial institutions, including those with international operations. Additionally, a significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. Since 2014, the price of oil and gas has remained low, and has significantly decreased recently as a result of the global impacts of the COVID-19 pandemic and other geopolitical events, resulting in significant economic uncertainty in Texas and such other states. Should the price of oil and gas decline further or remain at the current low price for an extended period, the general economic conditions in Texas and such other states will be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.
Because we recognize revenues from our solutions over the terms of our customer agreements, the impact of changes in the subscriptions for our solutions will not be immediately reflected in our operating results, and rapid growth in our customer base may adversely affect our operating results in the short term since we expense a substantial portion of implementation costs as incurred.
We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our digital banking platform customer agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. For example, any decrease in sales resulting from the economic effects of the COVID-19 pandemic may have a greater impact on our financial results in future periods than in the period in which the decrease occurs. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period.
Additionally, we recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize a substantial portion of implementation expenses as incurred even though we recognize the related revenues over extended periods. As a result, we may report poor operating results in periods in which we are incurring higher implementation expenses related to revenues that we will recognize in future periods, including implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Alternatively, we may report better operating results in periods due to lower implementation expenses, but such lower expenses may be indicative of slower revenue growth in future periods. As a result, our expenses may fluctuate as a percentage of revenues and changes in our business generally may not be immediately reflected in our results of operations. For example, any delays in our ability to complete previously planned implementations as a result of COVID-19 pandemic may result in significant fluctuations in our expenses in future periods.
As the number, size, type and complexity of customers that we serve increase and change, and as we alter our operations in response to the COVID-19 pandemic, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We may face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Additionally, as a result of the COVID-19 pandemic, nearly all of our employees, and many of the employees of our customers and third-party providers on which we depend, now perform their functions remotely. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers typically require complex acceptance testing related to the implementation of our solutions. Implementation services will be more challenging when being performed by our employees remotely in conjunction with customers and third-party providers whose employees also may be working remotely. Implementation delays also may require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers' implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, including operational or staffing challenges related to the COVID-19 pandemic, our revenue recognition may be delayed. Losses of End Users or any difficulties or delays in implementation processes could cause customers to delay or forgo future purchases of our solutions, which would adversely affect our business, operating results and financial condition.

Our business could be adversely affected if our customers are not satisfied with our solutions, particularly as we introduce new products and solutions, or our systems, infrastructure and resources fail to meet their needs.
Our business depends on our ability to satisfy our customers and meet their needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems or resources, including as a result of operational constraints or increased online banking activity triggered by government shelter-in-place or similar orders or demand related to government stimulus programs related to the COVID-19 pandemic, could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by financial services providers. With respect to our digital banking platform, we have a number of point system competitors, including NCR Corporation, or NCR, First Data Corporation, D3 Technology, Inc. (acquired by NCR in July 2019), Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development. In the uncertain economic environment caused by COVID-19, many of our competitors may have greater liquidity and access to capital than we do and may respond to market conditions by lowering prices to compete for customers, the impact of which could adversely impact our business and financial results.

We also may face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell competitive solutions, acquire one of our competitors or form a strategic alliance with one of our competitors. In addition, new companies entering our markets may choose to offer competitive solutions at little or no additional cost to the customer by bundling them with their existing applications, including adjacent financial services technologies and core processing software. New entrants to the markets we serve might also include financial services providers developing financial services solutions and other technologies, including solutions built using competing BaaS solutions or open API platforms. Competition from these new entrants may make our business more difficult and adversely affect our results.
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
Our business may be harmed if any such third-party provider:

•	changes the features or functionality of its services, applications and platforms in a manner adverse to us;

•	discontinues or limits our solutions' access to its systems or services;

•	suffers a security incident or other incident that requires us to discontinue integration with its systems or services;

•	experiences failures or delays in their services, systems or resources as a result of operational constraints or increased online banking activity related to the COVID-19 pandemic;

•	ceases to operate, including as a result of the economic uncertainty triggered by the COVID-19 pandemic;

•	terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;

•	modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offer competing services.
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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. As a result of the COVID-19 pandemic, we and our customers may experience an increase in the volume of regulatory inquiries, examinations or additional regulatory requirements, which could require additional resources and costs to address. The examination handbook and other guidance issued by the FFIEC govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth audits. Laws and regulations put in place in response to the COVID-19 pandemic also may result in new regulatory obligations or frameworks. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
Our operations involve access to and transmission of proprietary information and data and transaction and account details of our customers and their End Users. Our security measures and the security measures of our customers may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be an increased risk of cyber-attacks or cyber fraud related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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

•	public health emergencies, such as the current COVID-19 pandemic and their effect on the operations of us, our customers, our third-party providers and on the overall economy;

•	unexpected expenses such as those related to litigation or other disputes;

•	the timing of stock awards to employees and related adverse financial statement impact of having to expense those stock awards over their vesting schedules; and

•	the amount and timing of costs associated with recruiting, hiring, training and integrating new employees, many of whom we hire in advance of anticipated needs.
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $70.9 million, $35.4 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $277.7 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation, the COVID-19 pandemic and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
Events affecting our customers' businesses, such as the COVID-19 pandemic, may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events may cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and may impact our business and operations. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effect of COVID-19 on our results of operations may not be fully reflected for some time.
We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption, or any customer terminations, will have on our revenues or operating results.
We have limited experience with respect to determining the optimal prices for our solutions. As the markets for our existing solutions develop, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Additionally, as a result of the operational and economic challenges being faced by our customers as a result of the COVID-19 pandemic, we could be forced to modify contractual or payment terms with our customers. Moreover, large or influential financial services providers may demand more favorable pricing or other contract terms, including termination rights. As a result, in the future we may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of the initial subscription term, and if our customers renew at all, then our customers may renew for fewer solutions or on different pricing terms. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our pricing or our solutions or their ability to continue their operations and spending levels, including as a result of the COVID-19 pandemic. Additionally, certain agreements may include termination rights allowing customers to terminate their customer agreements in the event of, among other things, defects with our solutions, changes in our solution, breach by us of our obligations, requirements from regulatory authorities or a change in control of our company. If our customers terminate or do not renew their subscriptions for our solutions on similar pricing terms, our revenues may decline and our business could suffer. As we create new solutions or enhance our existing solutions to support new technologies and devices, our pricing of these solutions and related services may be unattractive to customers or fail to cover our costs.
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
Failures or reduced accessibility of third-party hardware, software or other services on which we rely could impair the delivery of our solutions and adversely affect our business.
We rely on hardware and services that we purchase or lease and software, including open source software, that we develop or license from, or that is hosted by third parties, to offer our solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. These third-party providers have chosen and may in the future choose not to continue to support certain of the hardware, software or services we license. We also have chosen and may in the future choose to discontinue the use of the hardware, services or software we acquire or license from such third-party providers, which may require that we pay termination fees or recognize related accounting charges or impairments. Additionally, these third-party providers of hardware, services and software have been, and may continue to be negatively impacted or cease operating as a result of operational and economic challenges triggered by the COVID-19 pandemic. While we are not substantially dependent upon any third-party hardware, services or software, the loss of the right or ability to use all or a significant portion of our third-party hardware, services or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
Any errors or defects in the hardware, services or software we use could result in errors, interruptions or a failure of our solutions. Although we believe that there are alternatives, any significant interruption in the availability of all or a significant portion of such hardware, services or software, including as a result of disruptions or increased demand resulting from the COVID-19 pandemic, could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Furthermore, such hardware, services and software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of such hardware, services or software could limit access to our solutions. Additionally, we rely upon third parties' abilities to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our solutions in the event that such software becomes obsolete or incompatible with future versions of our solutions or is otherwise not adequately maintained or updated.
We depend on data centers operated by third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas and certain of our lending and leasing and BaaS solutions are hosted by cloud-based providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems, including as a result of disruptions or increased demand resulting from the COVID-19 pandemic. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. In early April, financial institutions and their online banking service providers experienced unprecedented user login activity as a result of increased online banking activity due to global shelter-in-place and similar orders, as well as a significant increase in logins by End Users seeking to check their accounts for receipt of government stimulus funds. These unprecedented levels of logins resulted in delayed access to online banking for many financial institutions, including many of our customers. As a result of these delays, we have taken steps to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based services, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.
We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions' reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.
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
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, certain of our digital lending and leasing solutions will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform or its operations generally, including as a result of the COVID-19 pandemic, they will reflect poorly on us and the adoption and renewal of certain of our digital lending and leasing solutions and our business may be harmed.

Shifts over time in the number of End Users of our solutions, their use of our solutions and our customers' implementation and customer support needs could negatively affect our profit margins.
Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of End Users on our solutions, the frequency and volume of their use of our solutions and the level of customer support services required by our customers. For example, our services offerings typically have a much higher cost of revenues than subscriptions to our solutions, so any increase in sales of services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and operating results. If we are unable to increase the number of End Users and the number of transactions they perform on our solutions, the types of customers that purchase our solutions changes, or the mix of solutions purchased by our customers changes, all of which may occur as a result of the COVID-19 pandemic, our profit margins could decrease and our operating results could be adversely affected.
If we fail to provide effective customer training on our solutions and high-quality customer support, our business and reputation would suffer.
Effective customer training on our solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions and for the renewal of existing customer agreements. Providing this training and support requires that our customer training and support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our training and support operations. Additionally, training and support services may become more difficult to perform in light of the operational constraints related to the COVID-19 pandemic, including as a result of remote working by us and our customers' employees. The demand on our customer support organization will increase as we expand our business and pursue new customers and as we adjust our operations to address the operational constraints placed on us, our customers and our third-party providers by the COVID-19 pandemic, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve any post-implementation issues and provide effective ongoing customer support, our ability to sell additional solutions to existing and future customers could suffer and our reputation would be harmed.
If we fail to respond to evolving technological requirements, including those resulting from the COVID-19 pandemic, or introduce adequate enhancements, new features or solutions, our solutions could become obsolete or less competitive.
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
The success of any enhanced or new solution depends on several factors, including timely completion, adequate testing and market release and acceptance of the solution. Any new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. In addition, the operational constraints placed on our business as a result of the COVID-19 pandemic may adversely impact our ability to bring to new solutions to market in a timely manner. If we are unable to anticipate customer requirements or work with our customers successfully on implementing new solutions or features in a timely manner or enhance our existing solutions to meet our customers' requirements, our business and operating results may be adversely affected.
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

Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited. Furthermore, as a result of the COVID-19 pandemic, nearly all of our employees, and many of the employees of our customers and third-party providers on which we depend, now perform their functions remotely. If shelter-in-place, business closure and other restrictive orders continue, they may adversely impact our ability to effectively train and retain qualified individuals and the effectiveness of our direct sales team. We also may take additional actions in response to the COVID-19 pandemic that further alter our business operations as the situation evolves. These decisions may delay or reduce sales and harm productivity and collaboration. The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business cannot be predicted at this time.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationships with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, including as a result of our transition to a remote workforce in response to the COVID-19 pandemic, or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.
We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.
Our success and future growth depend upon the continued services of our management team, in particular our Chief Executive Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our customers and the pace of technology changes impacting our customers and their End Users. We may terminate any employee's employment at any time, with or without cause, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We also have entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers' employment agreements. The loss of one or more of our key employees could harm our business and although we have taken steps to try to protect the health of our employees in light of the COVID-19 pandemic, the continued spread of the virus may increase the risk that one or more of our key employees or other significant portions of our workforce become temporarily or permanently unavailable.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees, including as a result of actions taken by us in response to the COVID-19 pandemic. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition, leading analysts and investors to reduce their confidence and expectations and reduce the trading price of our stock.
Lawsuits by third parties against us or our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results and financial condition.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we regularly are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims also may increase as we continue to add new customers and as a result of our being a public company. The defense against these allegations and disputes and, if unsuccessful, their resolution could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us.
Our success in these matters depends upon our not infringing upon the intellectual property rights of others. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger or more relevant patent portfolios than we have.
Our customer agreements typically require us to indemnify our customers in connection with claims alleging our solutions or the underlying technologies infringe the patent or other intellectual property rights of third parties. Our customers regularly receive allegations from third parties or are involved in these disputes with third parties, and we may be required to indemnify them in connection with these matters. We are currently involved in these types of disputes, and given the high level of this activity in our industry, we expect these types of disputes to continue to arise in the future. If we are unsuccessful in defending claims for which we are required to provide indemnity, our business and operating results could be adversely affected. Any significant disputes among us and our customers as to the applicability of our indemnity obligations could negatively impact our reputation and customer relations, affect our ability to sell our solutions and harm our operating results. Further, there can be no assurances that any provisions in our contracts that purport to limit our liability would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
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
Despite our precautions, it may be possible for third parties to copy our solutions and use information that we regard as proprietary to create solutions and services that compete with ours. Third parties also may independently develop technologies that are substantially equivalent to our solutions. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions.
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
As of March 31, 2020, we had nine U.S. patent applications pending and three issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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

The market data and forecasts included in our annual report on Form 10-K and this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Further, such reports are subject to change as a result of the impact of COVID-19 on the global economy generally, and on our financial condition or results of operations in particular. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on various factors, including the impact on our customers, partners, vendors and End Users, and on the operation of the global markets in general. The ultimate impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results cannot be predicted at this time. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
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
We file sales tax returns in certain states within the U.S. as required by law and certain customer contracts for a portion of the solutions that we provide. Our sales tax liabilities with respect to sales and use taxes in various states and local jurisdictions were $1.0 million as of March 31, 2020. From time to time we face sales tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities.
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
We have international operations in India, Australia, the United Kingdom, and the Netherlands. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

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

•
the burdens of complying with a wide variety of foreign laws and different legal standards, including shelter-in-place and similar orders imposed by foreign regulatory authorities in response to the COVID-19 pandemic, certain of which may be significantly more burdensome than those in place in the United States;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability abroad, including as a result of the COVID-19 pandemic;

•	terrorist attacks and security concerns in general;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;

•	travel restrictions imposed in response to the COVID-19 pandemic;

•	constraints or remote working by employees during the COVID-19 pandemic due to limitations of local infrastructure or other resources;

•	reduced or varied protection for intellectual property rights in some countries; and

•	the risk of U.S. regulation of foreign operations.
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
In particular, we operate some of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities internationally, including as a result of work limitations resulting from the COVID-19 pandemic, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective. In addition, if information technology and security controls we have implemented to address risks posed by research and development activities outside of the United States are breached or are otherwise ineffective, our intellectual property or technical infrastructure could be compromised or stolen.
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
We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We also may decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all, particularly in light of evolving market conditions resulting from the COVID-19 pandemic. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.
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
Furthermore, if we identify any issues in complying with public company reporting requirements (for example, if our financial systems prove inadequate or we or our auditors identify deficiencies in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It is also more expensive to maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed on us by these rules and regulations have and we expect will continue to increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties also may prompt additional changes in governance and reporting requirements, which could further increase our costs.
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
As of March 31, 2020, we had an aggregate of 48,963,069 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 16,049,857 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with United States generally accepted accounting principles, or GAAP. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. Additionally, as a result of operational constraints related to the COVID-19 pandemic, including nearly all of our employees working remotely and employees of our independent registered accounting firm no longer having access to our facilities, our existing controls and procedures may prove inadequate, or may require enhancement and we may be required to adopt additional controls and procedures. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
Our stock price may be volatile.
The trading price of our common stock has been and is expected to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. In particular, the market price of our common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent and duration of the impact of the COVID-19 pandemic on the economy, our business, our customers and the market price of our common stock is unclear and out of our control.
Additional factors affecting the trading price of our common stock include:

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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the evolving market conditions resulting from the COVID-19 pandemic. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2020	2,710	$82.82	—	$—
February 1 - 29, 2020	483	83.24	—	—
March 1 - 31, 2020	—	—	—	—
Total	3,193	$82.88	—	$—
_______________________________________________________________________________

(1)	Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.

(2)	Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

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

Q2 HOLDINGS, INC.
May 7, 2020	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)