Form 10-Q
period 2020-06-30
Q2 Holdings, Inc.
filed 2020-08-06
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,481,397 shares of Common Stock, $0.0001 par value per share as of July 31, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$376,257	$100,094
Restricted cash	3,464	3,468
Investments	12,687	32,325
Accounts receivable, net	33,585	22,442
Contract assets, current portion, net	1,049	872
Prepaid expenses and other current assets	8,862	6,354
Deferred solution and other costs, current portion	18,815	15,609
Deferred implementation costs, current portion	9,820	5,171
Total current assets	464,539	186,335
Property and equipment, net	50,298	39,252
Right of use assets	33,282	35,388
Deferred solution and other costs, net of current portion	31,328	29,220
Deferred implementation costs, net of current portion	15,686	15,848
Intangible assets, net	203,986	223,861
Goodwill	462,274	462,023
Contract assets, net of current portion and allowance	18,028	15,189
Other long-term assets	2,158	2,318
Total assets	$1,281,579	$1,009,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,028	$10,967
Accrued liabilities	15,586	16,341
Accrued compensation	20,246	38,668
Deferred revenues, current portion	68,172	57,850
Lease liabilities, current portion	8,812	9,140
Total current liabilities	119,844	132,966
Convertible notes, net of current portion	435,880	424,784
Deferred revenues, net of current portion	33,089	32,954
Lease liabilities, net of current portion	33,707	36,079
Other long-term liabilities	11,567	3,239
Total liabilities	634,087	630,022
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 53,433 issued and outstanding as of June 30, 2020 and 48,386 shares issued and outstanding as of December 31, 2019	5	5
Additional paid-in capital	964,185	622,692
Accumulated other comprehensive income/(loss)	(52)	14
Accumulated deficit	(316,646)	(243,299)
Total stockholders' equity	647,492	379,412
Total liabilities and stockholders' equity	$1,281,579	$1,009,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$97,581	$77,646	$189,961	$148,942
Cost of revenues(1)	53,203	40,052	106,310	77,236
Gross profit	44,378	37,594	83,651	71,706
Operating expenses:
Sales and marketing(1)	16,310	15,866	36,194	31,671
Research and development(1)	23,642	19,118	48,600	36,775
General and administrative(1)	17,203	14,079	36,313	27,939
Acquisition related costs	1,127	1,977	(840)	4,695
Amortization of acquired intangibles	4,491	905	8,982	2,120
Partnership termination charges	13,244	—	13,244	—
Unoccupied lease charges	668	—	668	—
Total operating expenses	76,685	51,945	143,161	103,200
Loss from operations	(32,307)	(14,351)	(59,510)	(31,494)
Other income (expense):
Interest and other income	265	856	721	1,663
Interest and other expense	(6,864)	(4,073)	(13,785)	(7,087)
Total other income (expense), net	(6,599)	(3,217)	(13,064)	(5,424)
Loss before income taxes	(38,906)	(17,568)	(72,574)	(36,918)
Benefit from (provision for) income taxes	(65)	237	(505)	276
Net loss	$(38,971)	$(17,331)	$(73,079)	$(36,642)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	108	97	(14)	210
Foreign currency translation adjustment	3	(22)	(52)	(10)
Comprehensive loss	$(38,860)	$(17,256)	$(73,145)	$(36,442)
Net loss per common share, basic and diluted	$(0.76)	$(0.39)	$(1.46)	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	51,241	44,978	49,911	44,382
_______________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$1,904	$1,428	$5,312	$2,976
Sales and marketing	1,390	1,596	4,144	3,402
Research and development	3,109	2,473	6,879	4,485
General and administrative	4,380	4,072	8,984	7,602
Total stock-based compensation expense	$10,783	$9,569	$25,319	$18,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,535	$4	$331,355	$(37)	$(172,422)	$158,900
Stock-based compensation expense	—	—	9,154	—	—	9,154
Exercise of stock options	272	—	3,741	—	—	3,741
Shares acquired to settle the exercise of stock options	(3)	—	(217)	—	—	(217)
Shares issued for the vesting of restricted stock awards	312	—	—	—	—	—
Other comprehensive income	—	—	—	126	—	126
Net loss	—	—	—	—	(19,311)	(19,311)
Balance at March 31, 2019	44,116	$4	$344,033	$89	$(191,733)	$152,393
Stock-based compensation expense	—	—	9,886	—	—	9,886
Exercise of stock options	360	—	5,147	—	—	5,147
Shares acquired to settle the exercise of stock options	(3)	—	(250)	—	—	(250)
Shares issued for the vesting of restricted stock awards	63	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	3,034	1	195,186	—	—	195,187
Equity component of convertible senior notes, less issuance costs	—	—	81,520	—	—	81,520
Purchase of capped call transactions	—	—	(40,765)	—	—	(40,765)
Other comprehensive income	—	—	—	75	—	75
Net loss	—	—	—	—	(17,331)	(17,331)
Balance at June 30, 2019	47,570	$5	$594,757	$164	$(209,064)	$385,862

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	48,386	$5	$622,692	$14	$(243,299)	$379,412
Stock-based compensation expense	—	—	14,866	—	—	14,866
Exercise of stock options	136	—	1,449	—	—	1,449
Shares acquired to settle the exercise of stock options	(3)	—	(264)	—	—	(264)
Shares issued for the vesting of restricted stock awards	444	—	—	—	—	—
Cumulative effect of the adoption of new accounting standard	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(34,108)	(34,108)
Balance at March 31, 2020	48,963	$5	$638,743	$(163)	$(277,675)	$360,910
Stock-based compensation expense	—	—	11,199	—	—	11,199
Exercise of stock options	156	—	3,359	—	—	3,359
Shares acquired to settle the exercise of stock options	(4)	—	(333)	—	—	(333)
Shares issued for the vesting of restricted stock awards	83	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	4,235	—	311,217	—	—	311,217
Other comprehensive income	—	—	—	111	—	111
Net loss	—	—	—	—	(38,971)	(38,971)
Balance at June 30, 2020	53,433	$5	$964,185	$(52)	$(316,646)	$647,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(73,079)	$(36,642)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	8,608	6,056
Depreciation and amortization	26,046	11,796
Amortization of debt issuance costs	945	545
Amortization of debt discount	10,177	5,230
Amortization of premiums on investments	83	183
Stock-based compensation expense	26,065	19,040
Realized gain on sale of marketable securities	(14)	—
Deferred income taxes	311	(347)
Allowance for credit losses	292	—
Allowance for sales credits	(9)	114
Loss on disposal of long-lived assets	3	(226)
Unoccupied lease charges	668	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,693)	(7,037)
Prepaid expenses and other current assets	(2,516)	(1,543)
Deferred solution and other costs	(9,383)	(10,864)
Deferred implementation costs	(9,028)	(6,537)
Contract assets, net	(3,015)	(3,178)
Other long-term assets	1,896	2,120
Accounts payable	(3,471)	(189)
Accrued liabilities	(6,228)	(70)
Deferred revenues	10,458	5,746
Deferred rent and other long-term liabilities	5,670	(2,876)
Net cash used in operating activities	(27,214)	(18,679)
Cash flows from investing activities:
Purchases of investments	—	(24,778)
Maturities of investments	19,556	58,974
Purchases of property and equipment	(14,775)	(10,864)
Capitalized software development costs	(398)	—
Purchases of intangible assets	—	(288)
Net cash provided by investing activities	4,383	23,044
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	311,636	195,581
Proceeds from issuance of convertible notes, net of issuance costs	—	307,288
Purchases of capped call transactions	—	(40,765)
Proceeds from exercise of stock options to purchase common stock	4,216	8,422
Payment of contingent consideration	(16,862)	—
Net cash provided by financing activities	298,990	470,526
Net increase in cash, cash equivalents, and restricted cash	276,159	474,891
Cash, cash equivalents, and restricted cash, beginning of period	103,562	110,156
Cash, cash equivalents, and restricted cash, end of period	$379,721	$585,047
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$193	$161
Cash paid for interest	$2,048	$863
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$597	$467
Data center assets acquired under deferred payment arrangements or financing arrangements	$2,356	$—

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," and ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)." All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
Use of Estimates
The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; estimate of credit losses; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of contingent consideration; fair value of the conversion features of convertible notes; and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Cash
Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of the security deposit for the Company's corporate headquarters and various other leases.
Investments
Investments typically include U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2020 and 2019. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2020 and December 31, 2019.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's contract assets include the customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Adoption of ASU 2016-13 resulted in recording an aggregate allowance reserve related to the Company's contract asset of $0.1 million as of January 1, 2020. The Company has provisioned $0.2 million for expected losses for the six months ended June 30, 2020, of which zero has been written off and charged against the allowance as of June 30, 2020. The Company has increased its reserve during 2020 due to the anticipated impact of the novel coronavirus disease ("COVID-19") pandemic. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 global pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however, the impact will likely have an adverse effect on the Company's customers and inherently the related contract assets. The allowance for credit losses related to contract assets was $0.3 million and zero as of June 30, 2020 and December 31, 2019, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $3.2 million and $4.3 million were included in the accounts receivable balance at June 30, 2020 and December 31, 2019, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectable. Under ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Adoption of ASU 2016-13 resulted in the recording of an allowance reserve of approximately $0.2 million as of January 1, 2020. The Company has provisioned $0.9 million for expected losses for the six months ended June 30, 2020, of which $0.5 million has been written off and charged against the allowance as of June 30, 2020. As a result of the COVID-19 pandemic, the Company has increased its reserve. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however the impact will likely have an adverse effect on the Company's customers and inherently the related receivables. The allowance for credit losses related to accounts receivable was $0.6 million and zero as of June 30, 2020 and December 31, 2019, respectively.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million at each of June 30, 2020 and December 31, 2019.
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
The net increase in the deferred revenue balance for the six months ended June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $202.7 million for current year invoices, $3.1 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $148.9 million of revenue recognized from current year invoices and $46.4 million of revenue that was included in the deferred revenue balance as of December 31, 2019. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On June 30, 2020, the Company had $1.2 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 47% percent of its remaining performance obligations as revenue in the next 24 months, an additional 40% percent in the next 25 to 48 months, and the balance thereafter.

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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $5.0 million and $3.1 million during the three months ended June 30, 2020 and 2019, respectively, and recognized $2.4 million and $1.8 million of amortization during the three months ended June 30, 2020 and 2019, respectively. The Company capitalized implementation costs in the amount of $9.0 million and $5.8 million during the six months ended June 30, 2020 and 2019, respectively, and recognized $4.5 million and $3.3 million of amortization during the six months ended June 30, 2020 and 2019, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are so closely related to the revenues from the non-cancellable customer agreements that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. The Company historically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. The Company required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered a substantive service period and as a result, the Company expensed the final payment when made. Beginning in 2020, the Company pays commissions in a single payment once the contract has been executed and the initial deposit has been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $2.9 million and $2.8 million in deferred commissions costs during the three months ended June 30, 2020 and 2019, respectively, and recognized $2.3 million and $1.4 million of amortization during the three months ended June 30, 2020 and 2019, respectively. The Company capitalized $8.5 million and $8.3 million in deferred commissions costs during the six months ended June 30, 2020 and 2019, respectively, and recognized $4.1 million and $2.8 million of amortization during the six months ended June 30, 2020 and 2019, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill and intangible assets. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. There have been no changes to the Company's assessment of goodwill impairment in the three months ended June 30, 2020. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimates the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company's products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription	$70,174	$54,086	$136,406	$104,185
Transactional	13,908	12,190	26,728	23,713
Services and Other	13,499	11,370	26,827	21,044
Total Revenues	$97,581	$77,646	$189,961	$148,942
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
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The out-of-pocket expenses are reported in cost of revenues.

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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of June 30, 2020.
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
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three and six months ended June 30, 2020 and 2019. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended June 30, 2020 and 2019, and $0.4 million of amortization of capitalized software development costs for each of the six months ended June 30, 2020 and 2019.
The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $0.1 million and zero during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and zero during the six months ended June 30, 2020 and 2019, respectively. The Company recognized zero amortization for each of the three and six months ended June 30, 2020 and 2019.
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
Certain research and development costs that are related to the Company's software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of June 30, 2020, the Company had no finance leases.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of June 30, 2020, $18.2 million of contingent consideration had been paid, and the remaining $3.0 million, which is reflected in accrued compensation on the condensed consolidated balance sheet at June 30, 2020, was paid in July of 2020. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.

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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2020, the Company has unrecognized tax benefits of $0.2 million related to uncertain tax positions, and an insignificant amount of accrued interest. The Company received a favorable private letter ruling in the quarter resolving $10.0 million of its unrecognized tax benefits, which had an insignificant impact to the income tax provision for the six months ended June 30, 2020.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(38,971)	$(17,331)	$(73,079)	$(36,642)
Denominator:
Weighted-average common shares outstanding, basic and diluted	51,241	44,978	49,911	44,382
Net loss per common share, basic and diluted	$(0.76)	$(0.39)	$(1.46)	$(0.83)
Due to net losses for the three and six months ended June 30, 2020 and 2019, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2020	2019
Stock options, restricted stock units, and market stock units	3,263	4,238
Shares related to the 2023 Notes	920	828
Shares related to the 2026 Notes	—	—
	4,183	5,066

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share for the 2023 Notes. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share for the 2026 Notes. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, will have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. The capped call transactions entered into by the Company in connection with its June 2019 convertible note offering, or Capped Calls, will have a dilutive effect when the average market price of common stock for a given period exceeds the Capped Calls' strike price of $139.00 per share. During each of the six months ended June 30, 2020 and 2019, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes, but did not exceed the strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented. During each of the six months ended June 30, 2020 and 2019, the average market price per share of the Company's common stock was below the conversion price of the 2026 Notes and the strike price of the Capped Calls.
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
PrecisionLender was acquired for approximately $510.0 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow Amount was to be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there were any unresolved claims remaining at that time. The Company released the $3.0 million in the PL Purchase Price Escrow Amount and paid out an additional $0.2 million related to the finalization of the closing estimates to the former stockholders of PrecisionLender during the six months ended June 30, 2020. At closing, the Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the PL Escrow Amount shall be paid to the former stockholders of PrecisionLender at the end of the 18-month period unless there are any unresolved claims remaining at that time.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the condensed consolidated statements of comprehensive loss, was $0.2 million and $0.5 million, for the three and six months ended June 30, 2020, respectively, and compensation expense recognized under these agreements included in acquisition related costs in the condensed consolidated statements of comprehensive loss was $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2020, respectively. The Company paid $0.7 million to acquired employees during the six months ended June 30, 2020.
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18-month period unless there are any unresolved claims remaining at that time. The Company released $0.2 million during the six months ended June 30, 2020 related to the Gro Escrow Amount, bringing the balance of the escrow to zero at June 30, 2020.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs in the condensed consolidated statements of comprehensive loss, was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.
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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. During the six months ended June 30, 2020, the Company released $9.9 million of the CL Escrow Amount, and $0.2 million of the CL Escrow Amount is held for unresolved claims.
Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not achieved. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of June 30, 2020, $18.2 million of contingent consideration had been paid, and the remaining $3.0 million, which is reflected in accrued compensation on the condensed consolidated balance sheet at June 30, 2020, was paid in July 2020. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization are recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues and acquisition related costs in the condensed consolidated statements of comprehensive loss, was zero and $0.1 million combined for the three and six months ended June 30, 2020, respectively, and $0.8 million and $1.0 million

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
combined for the three and six months ended June 30, 2019, respectively. The Company paid $0.8 million to acquired employees during the six months ended June 30, 2020.
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
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:
•Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
•Level III—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$243,067	$243,067	$—	$—
Certificates of deposit	15,002	—	15,002	—
	$258,069	$243,067	$15,002	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$12,687	$—	$12,687	$—

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and subsequently adjusted to fair value at each reporting period. The Company's contingent consideration was valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model included estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of June 30, 2020, $18.2 million of contingent consideration has been paid, and the remaining $3.0 million was paid in July 2020. The final value of the contingent consideration decreased by $2.9 million from the estimated fair value at December 31, 2019. This decrease was mainly attributable to the Company's actual achievement, which was in part impacted by the delays in customer purchasing decisions experienced as a result of the uncertainty around COVID-19.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2020 and December 31, 2019 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The adoption of ASU 2016-13 did not have a material impact on the Company's accounting for available-for-sale debt securities. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended June 30, 2020.
As of June 30, 2020 and December 31, 2019, the Company's cash was $118.2 million and $85.6 million, respectively.
A summary of the Company's cash equivalents and investments as of June 30, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$243,067	$—	$—	$243,067
Certificates of deposit	15,002	—	—	15,002
	$258,069	$—	$—	$258,069
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$12,592	$95	$—	$12,687
A summary of the Company's cash equivalents and investments as of December 31, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$14,518	$—	$—	$14,518
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$32,216	$110	$(1)	$32,325
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2020	December 31, 2019
Due within one year or less	$12,687	$29,789
Due after one year through five years	—	2,536
	$12,687	$32,325
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2020.
None of the Company's available-for-sale investments had gross unrealized losses as of June 30, 2020. The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$2,537	$(1)	$2,536
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.3 million and $462.0 million as of June 30, 2020 and December 31, 2019, respectively. During the fourth quarter of 2019, the Company added $354.2 million of goodwill for the PrecisionLender acquisition, and during 2018 the Company added $77.0 million of goodwill for the Cloud Lending acquisition and $17.8 million for the Gro acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2019. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. There have been no changes to the Company's assessment of goodwill or intangible asset impairment in the three months ended June 30, 2020. No impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020			As of December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(12,157)	$52,248	$64,405	$(5,746)	$58,659
Non-compete agreements	13,505	(2,722)	10,783	13,505	(1,375)	12,130
Trademarks	22,280	(4,843)	17,437	22,280	(3,653)	18,627
Acquired technology	148,613	(27,119)	121,494	148,613	(16,192)	132,421
Assembled workforce	38	(38)	—	38	(37)	1
Capitalized software development costs	4,549	(2,525)	2,024	4,151	(2,128)	2,023
	$253,390	$(49,404)	$203,986	$252,992	$(29,131)	$223,861
The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.5 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $10.9 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.5 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.
Gross capitalized software development costs were $4.5 million and $4.2 million as of June 30, 2020 and December 31, 2019, respectively. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended June 30, 2020 and 2019, and $0.4 million for each of the six months ended June 30, 2020 and 2019. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.

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
During the six months ended June 30, 2020, the Company vacated its San Mateo, California facilities and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments and related fees, less estimated sublease income. During the year ended December 31, 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $0.5 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $0.5 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at June 30, 2020.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.8 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$4,640
Sublease income	(375)
Total lease expense	$4,265

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,734
Right-of-use assets obtained in exchange for operating lease liabilities as of June 30, 2020	$33,282
Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	5.5%

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2020 were as follows:

Operating Leases
Year Ended December 31,
2020 (July 1 to December 31)	$5,035
2021	8,947
2022	8,507
2023	8,161
2024	7,104
Thereafter	16,453
Total lease payments	$54,207
Less: present value discount	(11,688)
Present value of lease liabilities	$42,519
As of June 30, 2020, the Company had approximately $33.0 million of future payments under additional leases, primarily for corporate facilities, that have not yet commenced. These operating leases will commence between October 2020 and May 2021 with lease terms of approximately six years to ten years.
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
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, the Company paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The Company has recorded the $13.2 million charge in partnership termination charges in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and has recorded the unpaid portion of the termination fee in other long-term liabilities on the accompanying condensed consolidated balance sheet at June 30, 2020. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2020 (from July 1 to December 31)	$12,300
2021	30,494
2022	18,860
2023	242,584
2024	2,651
Thereafter	319,808
Total commitments	$626,697
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
Holders may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2022 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2020 and were convertible through March 31, 2020. For more than 20 trading days during the 30 consecutive trading days ended June 30, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on July 1, 2020 and are convertible through September 30, 2020. 12 notes of the 2023 Notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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
The 2023 Notes consist of the following:

	As of June 30, 2020	As of December 31, 2019
Liability component:
Principal	$229,997	$229,999
Unamortized debt discount	(28,460)	(33,376)
Unamortized debt issuance costs	(2,967)	(3,486)
Net carrying amount	198,570	193,137

Equity component:
Net carrying amount	$48,919	$48,919
The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$431	$862	$868
Amortization of debt issuance costs	293	250	543	500
Amortization of debt discount	2,482	2,342	4,916	4,640
Total	$3,206	$3,023	$6,321	$6,008
As of June 30, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.7 years.
Bond Hedges and Warrants Transactions
Concurrent with the February 2018 convertible note offering, the Company entered into separate convertible note bond hedges, or Bond Hedges, and Warrants transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the 2023 Notes. The Bond Hedges are call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the 2023 Notes and expires in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
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
Holders may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2026 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2020, the 2026 Notes were not convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2020. The Company

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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
The 2026 Notes consist of the following:

	As of June 30, 2020	As of December 31, 2019
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(73,411)	(78,672)
Unamortized debt issuance costs	(5,529)	(5,931)
Net carrying amount	237,310	231,647

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$593	$138	1,179	$138
Amortization of debt issuance costs	202	45	402	45
Amortization of debt discount	2,664	590	5,261	590
Total	$3,459	$773	$6,842	$773
As of June 30, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 5.9 years.
Capped Call Transactions
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
9. Stockholders' Equity
On May 15, 2020, the Company completed a registered public offering of 4,735,294 shares of the Company's common stock at a price of $76.50 per share, before underwriting discounts and commissions. The Company sold 4,235,294 of such shares and existing stockholders sold an aggregate of 500,000 of such shares. The May 2020 common stock offering generated net proceeds to the Company of approximately $311.2 million, after deducting $12.8 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering, which as of June 30, 2020 included $0.4 million in unpaid offering costs. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering.
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
As of December 31, 2019, a total of 11,145 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2020, 2,177 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2020, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2020 a total of 13,322 shares were allocated for issuance under the 2014 Plan. As of June 30, 2020, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 5,256 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,048 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 6,408 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2020, no shares remain available for future issuance under the 2007 Plan.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Stock Options
Stock option activity during the six months ended June 30, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2020	1,419	$23.61
Granted	—	—
Exercised	(292)	16.51
Forfeited	(28)	29.50
Balance as of June 30, 2020	1,099	$25.34
Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	1,952	$58.86
Granted	363	70.93
Vested	(379)	51.86
Forfeited	(150)	56.29
Nonvested as of June 30, 2020	1,786	$63.01
Market Stock Units
Market stock unit activity during the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	434	$28.85
Granted	131	30.16
Vested	(148)	15.45
Forfeited	(39)	32.86
Nonvested as of June 30, 2020	378	$34.15
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended June 30, 2020 is based on the estimated annual effective tax rate for fiscal year 2020. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the forecasts of pretax income and other items impacting forecasted income tax expense change.
The Company's benefit from (provision for) income taxes reflected an effective tax rate of approximately (0.2)% and 1.3% for the three months ended June 30, 2020 and 2019, respectively, and (0.7)% and 0.7% for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020 and 2019, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has unrecognized tax benefits as of June 30, 2020 of $0.2 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company received a favorable private letter ruling in the quarter resolving $10.0 million of its unrecognized tax benefits, which will have no rate impact. Operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2016 through 2019 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any other taxing jurisdiction.
12. Subsequent Events
The Company has assessed events occurring subsequent to June 30, 2020, for potential recognition and disclosure in the financial statements. The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on global economic and financial markets, including on the Company's customers and their End Users, its partners and suppliers, its employees and its business generally. Given the significant uncertainties surrounding these continuing impacts, management cannot estimate at this time the long-term impacts of COVID-19 on the Company or the markets it serves.

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
The COVID-19 pandemic creates significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business. We are being cautious as a result of the uncertainties and risks posed by the COVID-19 pandemic and in response to these uncertainties for the short term we have reduced our hiring plans for 2020 and are limiting hiring and other investments mainly to essential support, delivery and infrastructure roles. In the long term, and subject to more certainty regarding the COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
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
In late February, we implemented enhanced sanitation efforts at our locations, including more strict cleaning protocols for common surfaces and additional hand sanitization stations across our locations. In early March, we indefinitely suspended all non-essential, work-related domestic and international travel, instituted two-week self-quarantines for any employees who had recently traveled prior to the suspension, and implemented protocols for employees to report personal health situations which resemble COVID-19. By early March, over 90% of our employees had transitioned to working remotely from home and by mid-March virtually every one of our employees had transitioned to working remotely from home. We have now implemented strict protocols for any employee to enter any of our facilities, including the approval of senior management, advance health screening for COVID-19 symptoms and strict social distancing requirements while onsite. As of the filing date of this quarterly report on Form 10-Q, we continue to operate with essentially every employee working remotely, except for minimal essential functions requiring facility access from time to time, only if required, in compliance with such protocols, and we currently plan to remain operating virtually at least through the remainder of 2020. We also modified our annual client conference to be a virtual event, which we hosted in multiple segments from April to June. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
We believe that to date our business continuity and pandemic plans are operating effectively and that we have been able to operate and provide services to our customers under the circumstances. As of the date of this quarterly report on Form 10-Q, we do not yet have firm plans on when or how we will transition back to onsite operations across our facilities, but we continue to monitor the situation closely and to plan accordingly. To date, we believe our corporate culture, business model, customer relations, and technology and information technology infrastructure have allowed our employees to substantially perform their roles while working remotely. However, in response to the uncertainties presented by the COVID-19 pandemic, we have reduced our hiring plans for 2020 and are limiting hiring and other investments mainly to essential support, delivery and infrastructure roles. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees.
We also have conducted an extensive outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic will increase the importance and prominence of digital financial solutions, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations. For example, we are able to deliver our solutions remotely. However, the COVID-19 pandemic and its related restrictions have caused challenges for financial institutions to execute in-branch operations which makes executing more complex projects, such as implementations of new technology solutions, more difficult. As a result, although at this time we are unable to the predict the extent or duration of such impact, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic as customers delay their purchasing decisions and focus on addressing the challenges and opportunities presented by the COVID-19 pandemic. We believe this delay in bookings will be most significant with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We have experienced a less significant overall bookings impact with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also experienced less of an impact to bookings during the quarter ended June 30, 2020 with respect to our Cloud Lending digital lending and leasing solutions as a result of our implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. While our team's rapid response to the "Paycheck Protection Program" contributed to both our revenue and bookings performance during the quarter ended June 30, 2020, it is unclear whether we can expect a continuation of the program, and we expect that our bookings from our Cloud Lending digital lending and leasing solutions will decrease from the levels experienced in the quarter ended June 30, 2020. Given the uncertainty that still surrounds COVID-19, the upcoming election, and the typical slowdown we see in the summer months, we are expecting sales performance across all our solutions to be slower than normal during the quarter ended September 30, 2020. We have experienced and expect to continue to experience delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our revenues, gross margins and cash flows from operations.
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
Registered Equity Offering
On May 15, 2020, we completed a registered public offering of 4,735,294 shares of our common stock at a price of $76.50 per share, before underwriting discounts and commissions. We sold 4,235,294 of such shares and existing shareholders sold an aggregate of 500,000 of such shares. The May 2020 common stock offering generated net proceeds to us of approximately $311.2 million, after deducting $12.8 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering, which as of June 30, 2020 included $0.4 million in unpaid offering costs. We did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, which may result in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also is resulting in delays in certain purchasing decisions and implementations, that may slow the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 14.6 million, 12.8 million and 10.4 million Registered Users as of December 31, 2019, 2018 and 2017, respectively. Registered Users at June 30, 2020 were 16.3 million compared to 13.6 million at June 30, 2019.
Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year; and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. We believe the COVID-19 pandemic will create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also is resulting in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions, which may adversely affect our revenue retention rate. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on our revenue retention rate. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 120%, 114% and 122% for the years ended December 31, 2019, 2018 and 2017, respectively.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic will create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. For example, we have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 5.1% to 3.5% over the last eight years, and we had annual churn of 5.1%, 5.0% and 4.9% for the years ended December 31, 2019, 2018 and 2017, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense, acquisition related adjustments, deferred revenue reduction from purchase accounting, restructuring charges and partnership termination charges can have a material impact on our GAAP financial results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
GAAP revenue	$97,581	$77,646	$189,961	$148,942
Deferred revenue reduction from purchase accounting	1,321	—	2,763	—
Total Non-GAAP revenue	$98,902	$77,646	$192,724	$148,942
Non-GAAP Operating Income
We provide non-GAAP operating income using non-GAAP revenue as discussed above and excluding such items as amortization of acquired intangible assets, stock-based compensation expense, acquisition related costs and restructuring charges. We believe these measures are useful for the following reasons:
•Amortization of acquired intangible assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
•Stock-based compensation. We provide non-GAAP information that excludes expenses related to stock-based compensation. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Because of these unique characteristics of stock-based compensation, we exclude these expenses when analyzing the organization's business performance.
•Acquisition related costs. We exclude certain expense items resulting from our acquisitions, such as legal, accounting and consulting fees, changes in fair value of contingent consideration, and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition related costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Unoccupied lease charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
•Partnership termination charges. In the quarter ending June 30, 2020, in connection with the termination of a strategic partnership, we agreed to pay a termination fee of $5.6 million in May 2020 and $7.6 million in the third quarter of 2021. We are excluding the charges associated with this partnership termination as they are non-recurring in nature and would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude partnership termination charges allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of peer companies, both with and without such adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP operating loss	$(32,307)	$(14,351)	$(59,510)	$(31,494)
Deferred revenue reduction from purchase accounting	1,321	—	2,763	—
Partnership termination charges	13,244	—	13,244	—
Stock-based compensation	10,783	9,569	25,319	18,465
Acquisition related costs	1,361	2,048	(348)	4,766
Amortization of acquired technology	5,452	1,941	10,929	3,573
Amortization of acquired intangibles	4,491	905	8,982	2,120
Unoccupied lease charges	668	—	668	—
Non-GAAP operating income (loss)	$5,013	$112	$2,047	$(2,570)
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, total other (income) expense, net, deferred revenue reduction from purchase accounting, partnership termination charges, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company's operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
•our management uses adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance;
•adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and
•our investor and analyst presentations include adjusted EBITDA as a supplemental measure of our overall operating performance.
Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and adjusted EBITDA does not reflect cash requirements for such replacements;
•adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•adjusted EBITDA does not reflect interest or tax payments that could reduce cash available for use; and
•other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(38,971)	$(17,331)	$(73,079)	$(36,642)
Deferred revenue reduction from purchase accounting	1,321	—	2,763	—
Partnership termination charges	13,244	—	13,244	—
Stock-based compensation	10,783	9,569	25,319	18,465
Acquisition related costs	1,361	2,048	(348)	4,766
Depreciation and amortization	13,029	5,975	26,046	11,796
Unoccupied lease charges	668	—	668	—
(Benefit from) provision for income taxes	65	(237)	505	(276)
Interest and other (income) expense, net	6,584	3,173	12,859	5,351
Adjusted EBITDA	$8,084	$3,197	$7,977	$3,460
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
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings will be most significant with respect to our data-driven sales enablement and portfolio management lending solutions, particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We have experienced a less significant overall bookings impact with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also experienced less of an impact to bookings during the quarter ended June 30, 2020 with respect to our Cloud Lending digital lending and leasing solutions as a result of our implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. While our team's rapid response to the "Paycheck Protection Program" contributed to both our revenue and bookings performance during the quarter ended June 30, 2020, it is unclear whether we can expect a continuation of the program, and we expect that our bookings from our Cloud Lending digital lending and leasing solutions will decrease from the levels experienced in the quarter ended June 30, 2020. Given the uncertainty that still surrounds COVID-19, the upcoming election, and the typical slowdown we see in the summer months, we are expecting sales performance across all our solutions to be slower than normal during the quarter ended September 30, 2020. We also have experienced and expect to continue to experience delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our revenues, gross margins and cash flows from operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
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

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business. However, in response to the uncertainties presented by the COVID-19 pandemic, in the short term we have reduced our hiring plans for 2020 and are limiting hiring and other investments mainly to essential support, delivery and infrastructure roles. Due to shelter-in-place and similar government orders, nearly all of our employees are working remotely from home and we have suspended all non-essential business travel and conference participation, including cancelling in-person attendance at our own customer conference typically held in April and instead holding it virtually. As a result, certain costs associated with operating physical locations and facilitating employee travel will be reduced during periods when such restrictive measures are in place, although we may incur additional costs necessary to facilitate and support a remote workforce for an extended period of time. As of the filing date of this quarterly report on Form 10-Q, we plan to remain operating virtually at least through the remainder of 2020.
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

Partnership Termination Charges
Partnership termination charges represent the fees paid related to termination of a strategic partnership during the quarter ended June 30, 2020. These charges are non-recurring in nature and would not otherwise have been incurred by us in the normal course of our organic business operations.
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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues(1)	$97,581	$77,646	$189,961	$148,942
Cost of revenues(2)(3)	53,203	40,052	106,310	77,236
Gross profit	44,378	37,594	83,651	71,706
Operating expenses:
Sales and marketing(3)	16,310	15,866	36,194	31,671
Research and development(3)	23,642	19,118	48,600	36,775
General and administrative(3)	17,203	14,079	36,313	27,939
Acquisition related costs(4)	1,127	1,977	(840)	4,695
Amortization of acquired intangibles	4,491	905	8,982	2,120
Partnership termination charges	13,244	—	13,244	—
Unoccupied lease charges(5)	668	—	668	—
Total operating expenses	76,685	51,945	143,161	103,200
Loss from operations	(32,307)	(14,351)	(59,510)	(31,494)
Total other income (expense), net	(6,599)	(3,217)	(13,064)	(5,424)
Loss before income taxes	(38,906)	(17,568)	(72,574)	(36,918)
Benefit from (provision for) income taxes	(65)	237	(505)	276
Net loss	$(38,971)	$(17,331)	$(73,079)	$(36,642)

_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $1.3 million and $2.8 million for the three and six months ended June 30, 2020, respectively.
(2) Includes amortization of acquired technology of $5.5 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $10.9 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively.
(3) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$1,904	$1,428	$5,312	$2,976
Sales and marketing	1,390	1,596	4,144	3,402
Research and development	3,109	2,473	6,879	4,485
General and administrative	4,380	4,072	8,984	7,602
Total stock-based compensation expense	$10,783	$9,569	$25,319	$18,465
(4) The six months ended June 30, 2020 includes a $2.9 million reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early exit from our California facilities, partially offset by anticipated sublease income from these facilities for the three and six months ended June 30, 2020.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	54.5	51.6	56.0	51.9
Gross profit	45.5	48.4	44.0	48.1
Operating expenses:
Sales and marketing(3)	16.7	20.4	19.1	21.3
Research and development(3)	24.2	24.6	25.6	24.7
General and administrative(3)	17.6	18.1	19.1	18.8
Acquisition related costs(4)	1.2	2.5	(0.4)	3.2
Amortization of acquired intangibles	4.6	1.2	4.7	1.4
Partnership termination charges	13.6	—	7.0	—
Unoccupied lease charges(5)	0.7	—	0.4	—
Total operating expenses	78.6	66.9	75.4	69.3
Loss from operations	(33.1)	(18.5)	(31.3)	(21.1)
Total other income (expense), net	(6.8)	(4.1)	(6.9)	(3.6)
Loss before income taxes	(39.9)	(22.6)	(38.2)	(24.7)
Benefit from (provision for) income taxes	(0.1)	0.3	(0.3)	0.2
Net loss	(39.9)%	(22.3)%	(38.5)%	(24.6)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 1.4% and 1.5% for the three and six months ended June 30, 2020, respectively.
(2)  Includes amortization of acquired technology of 5.6% and 2.5% for the three months ended June 30, 2020 and 2019, respectively, and 5.8% and 2.4% for the six months ended June 30, 2020 and 2019, respectively.
(3) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	2.0%	1.8%	2.8%	2.0%
Sales and marketing	1.4	2.1	2.2	2.3
Research and development	3.2	3.2	3.6	3.0
General and administrative	4.5	5.2	4.7	5.1
Total stock-based compensation expense	11.1%	12.3%	13.3%	12.4%

(4) The six months ended June 30, 2020 includes a 1.5% reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs of 0.7% and 0.4% related to the early exit from our California facilities, partially offset by anticipated sublease income from these facilities for the three and six months ended June 30, 2020, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Revenues	$97,581	$77,646	$19,935	25.7%	$189,961	$148,942	$41,019	27.5%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Revenues increased by $19.9 million, or 25.7%, from $77.6 million for the three months ended June 30, 2019 to $97.6 million for the three months ended June 30, 2020. This increase in revenue was primarily attributable to a $11.6 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $4.6 million of the increase was generated from the business acquired in the fourth quarter of 2019, $2.0 million of the increase was generated from our "Paycheck Protection Program" solutions as a result of successfully funded applications in the quarter, and $1.7 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Revenues increased by $41.0 million, or 27.5%, from $148.9 million for the six months ended June 30, 2019 to $190.0 million for the six months ended June 30, 2020. This increase in revenue was primarily attributable to a $26.8 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $9.2 million of the increase was generated from the business acquired in the fourth quarter of 2019, $3.0 million of the increase was generated from an increase in the number of transactions processed using our solutions, and $2.0 million of the increase was generated from our "Paycheck Protection Program" solutions as a result of successfully funded applications in the quarter.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Cost of revenues	$53,203	$40,052	$13,151	32.8%	$106,310	$77,236	$29,074	37.6%
Percentage of revenues	54.5%	51.6%			56.0%	51.9%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Cost of revenues increased by $13.2 million, or 32.8%, from $40.1 million for the three months ended June 30, 2019 to $53.2 million for the three months ended June 30, 2020. This increase was attributable to a $5.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $1.2 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.5 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $3.5 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $1.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.5 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.6 million increase from amortization of capitalized implementation services as a result of customer go lives during the three months ended June 30, 2020, a $0.4 million increase in overhead costs which were allocated to our implementation and support departments, and a $0.3 million increase in other discretionary expenses. These increases were partially offset by a decrease in travel-related expenses of $0.4 million due to travel that did not occur as a result of the COVID-19 pandemic.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Cost of revenues increased by $29.1 million, or 37.6%, from $77.2 million for the six months ended June 30, 2019 to $106.3 million for the six months ended June 30, 2020. This increase was attributable to a $13.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $2.7 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $2.3 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-

based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a a $7.4 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $2.8 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $2.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.6 million increase in overhead costs which were allocated to our implementation and support departments, a $1.3 million increase from amortization of capitalized implementation services as a result of customer go lives during the six months ended June 30, 2020, and a $0.7 million increase in other discretionary expenses. These increases were partially offset by a decrease in travel-related expenses of $0.4 million due to travel that did not occur as a result of the COVID-19 pandemic.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Sales and marketing	$16,310	$15,866	$444	2.8%	$36,194	$31,671	$4,523	14.3%
Percentage of revenues	16.7%	20.4%			19.1%	21.3%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Sales and marketing expenses increased by $0.4 million, or 2.8%, from $15.9 million for the three months ended June 30, 2019 to $16.3 million for the three months ended June 30, 2020. This increase was primarily attributable to a $3.2 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.1 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.2 million decrease in stock-based compensation expense allocated to sales and marketing expenses for the decrease in the number of stock-based awards vested during the period, partially offset by the increase in fair value of the awards granted due to the variance in our stock price. These increases were partially offset by a $1.7 million decrease in other discretionary expenses primarily related to tradeshows and events that did not occur as a result of the COVID-19 pandemic, including the move of our annual client conference from an in person event to a virtual event, a $1.0 million decrease in travel-related expenses due to travel that did not occur as a result of the COVID-19 pandemic, and a $0.1 million decrease in other overhead costs which were allocated to our sales and marketing departments.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Sales and marketing expenses increased by $4.5 million, or 14.3%, from $31.7 million for the six months ended June 30, 2019 to $36.2 million for the six months ended June 30, 2020. This increase was primarily attributable to a $7.6 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $4.2 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.7 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.5 million increase in other overhead costs which were allocated to our sales and marketing departments, partially offset by a $2.1 million decrease in other discretionary expenses primarily related to tradeshows and events that did not occur as a result of the COVID-19 pandemic, including the move of our annual client conference from an in person event to a virtual event, and a $1.5 million decrease in travel-related expenses due to travel that did not occur as a result of the COVID-19 pandemic.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Research and development	$23,642	$19,118	$4,524	23.7%	$48,600	$36,775	$11,825	32.2%
Percentage of revenues	24.2%	24.6%			25.6%	24.7%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Research and development expenses increased by $4.5 million, or 23.7%, from $19.1 million for the three months ended June 30, 2019 to $23.6 million for the three months ended June 30, 2020. This increase was primarily attributable to a $4.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.6 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.6 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. Additionally, there was a $0.2 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $0.3 million decrease in travel-related and other discretionary expenses that were not incurred as a result of the COVID-19 pandemic and a $0.2 million decrease as a result of increased capitalized software development costs.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Research and development expenses increased by $11.8 million, or 32.2%, from $36.8 million for the six months ended June 30, 2019 to $48.6 million for the six months ended June 30, 2020. This increase was primarily attributable to an $11.9 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $5.1 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $2.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. Additionally, there was a $0.6 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $0.4 million decrease in travel-related and other discretionary expenses that were not incurred as a result of the COVID-19 pandemic and a $0.3 million decrease as a result of increased capitalized software development costs.
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
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
General and administrative	$17,203	$14,079	$3,124	22.2%	$36,313	$27,939	$8,374	30.0%
Percentage of revenues	17.6%	18.1%			19.1%	18.8%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. General and administrative expenses increased by $3.1 million, or 22.2%, from $14.1 million for the three months ended June 30, 2019 to $17.2 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in personnel costs to support the growth of our business, which included a $0.7 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.3 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.6 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13, a $0.5 million increase in professional services for legal and compliance fees, and a $0.4 million increase in overhead costs which were allocated to our general and administrative departments.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. General and administrative expenses increased by $8.4 million, or 30.0%, from $27.9 million for the six months ended June 30, 2019 to $36.3 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to a $4.3 million increase in personnel costs to support the growth of our business, which included a $2.1 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $1.3 million increase in overhead costs which were allocated to our general and administrative departments, a $1.1 million increase in professional services for legal and compliance fees, a $1.1 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13, and a $0.5 million increase for price concessions given to customers related to isolated delivery issues of certain of our solutions.
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
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Acquisition related costs	$1,127	$1,977	$(850)	(43.0)%	$(840)	$4,695	$(5,535)	(117.9)%
Percentage of revenues	1.2%	2.5%			(0.4)%	3.2%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Acquisition related costs decreased by $0.9 million, or 43.0%, from $2.0 million for the three months ended June 30, 2019 to $1.1 million for the three months ended June 30, 2020. The expense for the three months ended June 30, 2020 included $0.8 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019, a $0.2 million adjustment to the final value of contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 based on the Company's actual achievement, and $0.1 million of additional legal, professional services and other costs, while the expense for the three months ended June 30, 2019 was comprised of a $1.1 million adjustment to the fair value of the contingent consideration related to the acquisition of Cloud Lending and $0.9 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Acquisition related costs decreased by $5.5 million, or (117.9)%, from $4.7 million for the six months ended June 30, 2019 to a gain of $0.8 million for the six months ended June 30, 2020. The gain for the six months ended June 30, 2020 included a $2.9 million negative adjustment to the value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 based on the Company's actual achievement, partially offset by $1.8 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019 and $0.3 million of additional legal, professional services and other costs, while the expense for the six months ended June 30, 2019 was comprised of a $3.5 million adjustment to the fair value of the contingent consideration related to the acquisition of Cloud Lending and $1.3 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Amortization of acquired intangibles	$4,491	$905	$3,586	396.2%	$8,982	$2,120	$6,862	323.7%
Percentage of revenues	4.6%	1.2%			4.7%	1.4%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Amortization of acquired intangibles increased by $3.6 million, or 396.2%, from $0.9 million for the three months ended June 30, 2019 to $4.5 million for the three months ended June 30, 2020 as a result of the intangible assets recorded from the business acquired in the fourth quarter of 2019. The acquired intangible assets are also related to our business combinations in 2018 and 2015 as well as our asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Amortization of acquired intangibles increased by $6.9 million, or 323.7%, from $2.1 million for the six months ended June 30, 2019 to $9.0 million for the six months ended June 30, 2020 as a result of the intangible assets recorded from the business acquired in the fourth quarter of 2019. The acquired intangible assets are also related to our business combinations in 2018 and 2015 as well as our asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Total other income (expense), net	$(6,599)	$(3,217)	$(3,382)	(105.1)%	$(13,064)	$(5,424)	$(7,640)	(140.9)%
Percentage of revenues	(6.8)%	(4.1)%			(6.9)%	(3.6)%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Total other income (expense), net represented a net expense of $6.6 million for the three months ended June 30, 2020 compared to a net expense of $3.2 million for the three months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 consisted of $6.9 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and June 2019, and other interest expense, partially offset by $0.3 million of interest income earned on cash, cash equivalents and investments, while the interest expense for the three months ended June 30, 2019 consisted of $3.8 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and a loss on disposal of long-lived assets of $0.2 million, partially offset by $0.9 million of interest income earned on cash, cash equivalents, and investments.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Total other income (expense), net represented a net expense of $13.1 million for the six months ended June 30, 2020 compared to a net expense of $5.4 million for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 consisted of $13.6 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and June 2019, and other interest expense and a $0.2 million loss on foreign currency translation, partially offset by $0.7 million of interest income earned on cash, cash equivalents and investments, while the interest expense for the six months ended June 30, 2019 consisted of $6.8 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and a loss on disposal of long-lived assets of $0.2 million, partially offset by $1.7 million of interest income earned on cash, cash equivalents, and investments.

Benefit from (provision for) income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Benefit from (provision for) income taxes	$(65)	$237	$(302)	(127.4)%	$(505)	$276	$(781)	(283.0)%
Percentage of revenues	(0.1)%	0.3%			(0.3)%	0.2%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Total benefit from (provision for) income taxes represented an expense of $0.1 million for the three months ended June 30, 2020 compared to a benefit of $0.2 million for the three months ended June 30, 2019. As a result of our current net operating loss position, current income tax expenses for the three months ended June 30, 2020 consist primarily of federal income taxes of $0.4 million relating to the tax amortization of recently acquired goodwill, $0.1 million in income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.5 million in income tax benefit relating to foreign tax reserves. The income tax benefit for the three months ended June 30, 2019 consisted primarily of state income tax benefit of $0.4 million relating to the Texas R&D credit, partially offset by $0.2 million in income tax expense from foreign operations.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Total benefit from (provision for) income taxes represented an expense of $0.5 million for the six months ended June 30, 2020 compared to a benefit of $0.3 million for the six months ended June 30, 2019. As a result of our current net operating loss position, current income tax expenses for the six months ended June 30, 2020 consist primarily of federal income taxes of $0.7 million relating to the tax amortization of recently acquired goodwill, $0.2 million in income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.5 million in income tax benefit relating to foreign tax reserves. The income tax benefit for the six months ended June 30, 2019 consisted primarily of state income tax benefit of $0.6 million relating to the Texas R&D credit, partially offset by $0.3 million in income tax expense from foreign operations.
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
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. As a result, although at this time we are unable to the predict the extent or duration of such impact, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, which will negatively impact future revenues and disrupt any seasonality that may otherwise typically be seen in our operating results. We believe this delay in bookings will be most significant with respect to our data-driven sales enablement and portfolio management lending solutions, particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We have experienced a less significant overall bookings impact with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also experienced less of an impact to bookings during the quarter ended June 30, 2020 with respect to our Cloud Lending digital lending and leasing solutions as a result of our implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. While our team's rapid response to the "Paycheck Protection Program" contributed to both our revenue and bookings performance during the quarter ended June 30, 2020, it is unclear whether we can expect a continuation of the program, and we expect that bookings from our Cloud Lending digital lending and leasing solutions will decrease from the levels experienced in the quarter ended June 30, 2020. Given the uncertainty that still surrounds COVID-19, the upcoming election, and the typical slowdown we see in the summer months, we are expecting sales performance across all our solutions to be slower than normal during the quarter ended September 30, 2020. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic, as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change and may have an unusual impact on any seasonal trends we may have experienced in the past.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our May 2020 and June 2019 common stock offerings, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents and investments of $388.9 million. We have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our revenues, gross margins and cash flows from operations. In response to the uncertainties presented by the COVID-19 pandemic, we have reduced our hiring plans for 2020 and are limiting hiring and other investments mainly to essential support, delivery and infrastructure roles. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. Based upon our current levels of operations, and our current expectations regarding the impacts of COVID-19 on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we experience further reductions in our cash flow from operations due to any of the risk factors identified under, but not limited to, "Risk Factors" below, including any further impacts related to COVID-19, we may need to further adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Additionally, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(27,214)	$(18,679)
Investing activities	4,383	23,044
Financing activities	298,990	470,526
Net increase (decrease) in cash, cash equivalents, and restricted cash	$276,159	$474,891
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
For the six months ended June 30, 2020, our net cash and cash equivalents used in operating activities were $27.2 million, which consisted of a net loss of $73.1 million and cash outflows from changes in operating assets and liabilities of $27.3 million, partially offset by non-cash adjustments of $73.2 million. Cash outflows were the result of a $18.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $11.7 million increase in accounts receivable due to the timing of annual billings at the end of the current quarter, a $9.7 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $3.0 million increase in contract assets, and a $2.5 million increase in prepaid and other current assets related to timing of various prepaid expenses. Cash outflows were partially offset by cash inflows resulting from a $10.5 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.7 million increase in other long-term liabilities primarily as a result of the second installment of the partnership termination fee to be paid in July of 2021, and a $1.9 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of $26.1 million of stock-based compensation expense, $26.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $11.1 million in amortization of the 2023 Notes and 2026 Notes discounts and related debt issuance costs, $8.6 million of amortization of deferred implementation and deferred solution and other costs, $0.7 million of unoccupied lease charges and $0.7 million of other non-cash items.
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
Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings will be most significant with respect to our digital lending and leasing solutions, particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We have experienced a less significant overall bookings impact with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We anticipate that reduced bookings, in particular for new customer agreements, will result in collection of fewer deposits that we typically collect from customers in advance of implementing our solutions for them and that delays in implementation will result in delays in our ability to invoice for and collect fees for our solutions. We also have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. For these and other reasons, the impacts of the COVID-19 pandemic may have a significant adverse effect on our cash flows from operations.
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
For the six months ended June 30, 2020, net cash provided by investing activities was $4.4 million, consisting of $19.6 million from maturities of investments, partially offset by $14.8 million for the purchase of property and equipment and $0.4 million from capitalized software development costs.

For the six months ended June 30, 2019, net cash provided by investing activities was $23.0 million, consisting primarily of $59.0 million from maturities of investments, partially offset by $24.8 million for the purchase of investments, $10.9 million for the purchase of property and equipment, and $0.3 million from the purchase of intangible assets.
Cash Flows from Financing Activities
Our financing activities for the six months ended June 30, 2020 and 2019 consisted primarily of our May 2020 and June 2019 common stock offerings, the payment of contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018, our June 2019 convertible note offering, and net proceeds from exercises of options to purchase our common stock.
For the six months ended June 30, 2020, net cash provided by financing activities of $299.0 million was primarily due to the proceeds from the issuance of common stock of $311.6 million, net of issuance costs, from the May 2020 common stock offering and $4.2 million of cash received from the exercise of stock options, partially offset by the payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2020, and subsequent to June 30, 2020, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020. As of June 30, 2020, our total lease payment obligations were $87.2 million, of which $33.7 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, we paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The unpaid portion of the termination fee was included in other long-term liabilities in our condensed consolidated balance sheets as of June 30, 2020.
The following table summarizes our contractual obligations and commitments at June 30, 2020 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,097	$238,194	$4,744	$318,622	$565,657
Operating lease obligations	10,018	23,848	22,140	31,210	87,216
Purchase commitments	21,658	37,036	2,346	—	61,040
	$35,773	$299,078	$29,230	$349,832	$713,913
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Critical Accounting Policies and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:
•Revenue recognition;
•Contract balances;
•Accounts receivable;
•Deferred revenues;
•Deferred implementation costs;
•Deferred solution and other costs;
•Stock-based compensation;
•Convertible senior notes;
•Purchase price allocation, intangible assets and goodwill;
•Capitalization of software development costs;
•Leases;
•Contingent consideration; and
•Income taxes.
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
During the six months ended June 30, 2020, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of June 30, 2020, we had an outstanding principal amount of $546.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2020 or 2019, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2020, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of June 30, 2020, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
For example, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Nearly all of our employees are currently working remotely and have been since early March 2020 due to government work and travel restrictions, and we currently plan to remain operating virtually at least through the remainder of 2020. These decisions may impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they have resulted in disruptions to our normal business operations.

In addition, the COVID-19 pandemic and the resulting weakening of the global economy, rapid increase in unemployment rates, declines in interest rates and reductions in business confidence and activity, has had a significant impact on our financial institution, Alt-FI and FinTech customers, as well as the End User businesses and individuals that utilize our customers' services. These conditions may affect the rate of technology spending and influence the timing of our customers' and prospective customers' technology purchasing and implementation decisions, which could adversely affect our customers' and prospective customers' ability or willingness to purchase our solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, negatively affect our renewal rates and churn or result in a decrease in the number of End Users of our solutions or the transactions performed using our solutions, each of which is difficult to predict and any of which could adversely affect our operating results and financial condition on both a short-term and long-term basis. For example, we have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. In addition, while we believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, likely resulting in increased registration of new End Users with existing Installed Customers and the retention of certain customers that may have otherwise not renewed their contracts, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which may delay bookings and our recognition of revenue. We believe the delay in bookings will be most significant with respect to our data-driven sales enablement and portfolio management lending solutions, particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." We have experienced a less significant overall bookings impact with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also experienced less of an impact to bookings during the quarter ended June 30, 2020 with respect to our Cloud Lending digital lending and leasing solutions as a result of our implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. While our team's rapid response to the "Paycheck Protection Program" contributed to both our revenue and bookings performance during the quarter ended June 30, 2020, it is unclear whether we can expect a continuation of the program, and we expect that our Cloud Lending bookings will decrease from the levels experienced in the quarter ended June 30, 2020. Given the uncertainty that still surrounds COVID-19, the upcoming election, and the typical slowdown we see in the summer months, we are expecting sales performance across all our solutions to be slower than normal during quarter ended September 30, 2020. The impact of the COVID-19 pandemic also has and may continue to delay customer decisions with respect to contract extensions and may result in certain downgrades and cancellations from existing customers. For example, we have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic.
Other factors related to the COVID-19 pandemic that may adversely impact our business operations include:
•challenges to our operations and our ability to meet customer service level commitments due to government shelter-in-place or other orders under which we are not able to provide certain customer-facing services remotely, which may cause potential loss of revenue or contractual penalties, as well as associated costs resulting from potential legal disputes regarding force majeure or other related contract defenses;
•service interruptions or impaired system performance due to failures of or delays in our systems or resources as a result of increased online banking activity related to End Users utilizing digital banking services while subject to government shelter-in-place or similar orders, or increased use of our solutions resulting from government stimulus programs;
•changes to our normal operations, including as a result of increased remote working and the possibility that one or more clusters of COVID-19 cases could occur at one of our locations, data centers or other third-party providers, affecting our employees or affecting the systems or employees of our customers or other third parties on which we depend;
•risks, including public and private litigation, based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any actions that we may take in connection with re-opening our offices where permitted by local law;
•an increase in the volume of customer and regulatory requests for information and support; and
•increased cyber fraud risk related to increased online banking, e-commerce and other online activity.
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
Our business may be harmed if any such third-party provider:
•changes the features or functionality of its services, applications and platforms in a manner adverse to us;
•discontinues or limits our solutions' access to its systems or services;
•suffers a security incident or other incident that requires us to discontinue integration with its systems or services;
•experiences failures or delays in their services, systems or resources as a result of operational constraints or increased online banking activity related to the COVID-19 pandemic;
•ceases to operate, including as a result of the economic uncertainty triggered by the COVID-19 pandemic;
•terminates or does not allow us to renew or replace our existing contractual relationships on the same or better terms;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or
•establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offer competing services.
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
If our security measures or the security measures of our customers or third-party providers on whom we rely are compromised or unauthorized access to customer data is otherwise obtained, our solutions may not be secure or may be perceived as not being secure, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also may have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solution to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies or procedures, or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.

Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition to traditional computer "hackers," malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be an increased risk of cyber-attacks or cyber fraud related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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
Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:
•the addition or loss of customers, including through acquisitions, consolidations or failures;
•the amount of use of our solutions in a period and the amount of any associated revenues and expenses;
•budgeting cycles of our customers and changes in spending on solutions by our current or prospective customers;
•seasonal variations in sales of our solutions, which may be lowest in the first quarter of the calendar year;
•changes in the competitive dynamics of our industry, including consolidation among competitors, changes to pricing or the introduction of new products and services that limit demand for our solutions or cause customers to delay purchasing decisions;
•the amount and timing of cash collections from our customers;
•long or delayed implementation times for new customers, including larger customers, or other changes in the levels of customer support we provide;

•the timing and predictability of sales of our solutions and the impact that the timing of bookings may have on our revenue and financial performance in a period;
•the timing of customer payments and payment defaults by customers, including any buyouts by customers of the remaining term of their contracts with us in a lump sum payment that we would have otherwise recognized over the term of those contracts, and any costs associated with impairments of related contract assets;
•the amount and timing of our operating costs and capital expenditures;
•changes in tax rules or the impact of new accounting pronouncements, including the effects of our adoption of newly issued accounting standards regarding revenue recognition;
•general economic conditions that may adversely affect our customers' ability or willingness to purchase solutions, delay a prospective customer's purchasing decision, reduce our revenues from customers or affect renewal rates;
•public health emergencies, such as the current COVID-19 pandemic and their effect on the operations of us, our customers, our third-party providers and on the overall economy;
•unexpected expenses such as those related to litigation or other disputes;
•the timing of stock awards to employees and related adverse financial statement impact of having to expense those stock awards over their vesting schedules; and
•the amount and timing of costs associated with recruiting, hiring, training and integrating new employees, many of whom we hire in advance of anticipated needs.
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $70.9 million, $35.4 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $316.6 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation, the COVID-19 pandemic and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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
As of June 30, 2020, we had ten U.S. patent applications pending and three issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
As of December 31, 2019, we had approximately $425.0 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings, and may have undergone an ownership change as a result of our initial public offering in March 2014 or our registered common stock offerings in March 2015, September 2015, June 2019 and May 2020, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions was approximately $1.1 million as of June 30, 2020. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
We do not collect sales or other similar taxes in other states or jurisdictions and some jurisdictions do not apply sales or similar taxes to certain solutions. State, local and foreign taxing jurisdictions have differing rules and regulations governing sales and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our solutions in various jurisdictions is unclear. We review these rules and regulations periodically and, when we believe we are subject to sales and other taxes in a particular jurisdiction, we may voluntarily engage tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more jurisdictions, including those for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
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
We have international operations in India, Australia, the United Kingdom, and the Netherlands. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:
•fluctuations in currency exchange rates;
•the complexity of, or changes in, foreign regulatory requirements;
•the cost and complexity of bringing our solutions into compliance with foreign regulatory requirements, and risks of our solutions not being compliant;
•difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;
•complexities implementing and enforcing cross-border information technology and security controls;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;
•dependence on resellers and distributors to increase customer acquisition or drive localization efforts;
•the burdens of complying with a wide variety of foreign laws and different legal standards, including shelter-in-place and similar orders imposed by foreign regulatory authorities in response to the COVID-19 pandemic, certain of which may be significantly more burdensome than those in place in the United States;
•increased financial accounting and reporting burdens and complexities;
•longer payment cycles and difficulties in collecting accounts receivable;
•longer sales cycles;
•political, social and economic instability abroad, including as a result of the COVID-19 pandemic;
•terrorist attacks and security concerns in general;
•integrating personnel with diverse business backgrounds and organizational cultures;
•difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;
•travel restrictions imposed in response to the COVID-19 pandemic;
•constraints or remote working by employees during the COVID-19 pandemic due to limitations of local infrastructure or other resources;
•reduced or varied protection for intellectual property rights in some countries; and
•the risk of U.S. regulation of foreign operations.
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
We may not achieve the anticipated benefits from our past acquisitions or any additional businesses we acquire due to a number of factors, including:
•our inability to integrate, manage or benefit from acquired operations, technologies or services;
•unanticipated costs or liabilities associated with the acquisition, including the assumption of liabilities or commitments of the acquired business that were not disclosed to us or that exceeded our estimates;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy solutions and hosting infrastructure of the acquired business;
•uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
•difficulty converting the customers of the acquired business to our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•diversion of management's attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•use of resources that are needed in other parts of our business;
•the use of a substantial portion of our cash that we may need to operate our business and which may limit our operational flexibility and ability to pursue additional strategic transactions;
•the issuance of additional equity securities that would dilute the ownership interests of our stockholders;

•incurrence of debt on terms unfavorable to us or that we are unable to repay;
•incurrence of large charges or substantial liabilities;
•our inability to apply and maintain internal standards, controls, procedures and policies with respect to the acquired businesses;
•difficulties retaining key employees of the acquired company or integrating diverse software codes or business culture; and
•becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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
As of June 30, 2020, we had an aggregate of 53,433,054 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 20,115,776 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In February 2018, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2023, or the 2023 Notes. In June 2019, we issued $316.3 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes. In addition, in June 2019, we also completed a registered offering of a total of 3,033,684 shares of our common stock at a price of $69.50 per share. In May 2020, we completed a registered offering of a total of 4,735,294 shares of our common stock at a price of $76.50 per share. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes and the warrants issued in connection with the offering of the 2023 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
Additional factors affecting the trading price of our common stock include:
•variations in our operating results or the operating results of similar companies;
•announcements of technological innovations, new solutions or enhancements or strategic partnerships or agreements by us or by our competitors;
•changes in the estimates of our operating results, our financial guidance or changes in recommendations by any securities analysts that follow our common stock;
•the gain or loss of customers, particularly our larger customers;
•adoption or modification of regulations, policies, procedures or programs applicable to our business and our customers' business;
•marketing and advertising initiatives by us or our competitors;
•threatened or actual litigation;
•changes in our senior management; and
•recruitment or departure of key personnel.
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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:
•authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to help defend against a takeover attempt;
•require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
•provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•prevent stockholders from calling special meetings;
•include advance notice procedures for stockholders to nominate candidates for election as directors or bring matters before an annual meeting of stockholders;
•prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and
•provide that certain litigation against us can only be brought in Delaware.
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity or without dilution to our stockholders.
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the evolving market conditions resulting from the COVID-19 pandemic. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations and negatively impact the trading price of our common stock.
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
Conversion of the convertible notes will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
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
Our convertible notes bond hedge and warrant transactions entered into in connection with the offering of the 2023 Notes may affect the value of our common stock.
In connection with the offering of the 2023 Notes, we entered into convertible notes bond hedge, or Bond Hedge, transactions with one or more counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants for the purchase of our common stock. The Bond Hedge transactions related to the 2023 Notes are expected generally to reduce the potential dilution upon any conversion of 2023 Notes or offset any cash payments we are required to make in excess of the principal amount upon conversion of any 2023 Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In connection with establishing their initial hedges of the 2023 Note hedge and warrant transactions, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2023 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2023 Notes, and are likely to do so during any observation period related to a conversion of 2023 Notes or following any repurchase of 2023 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
The capped call transactions entered into in connection with the offering of the 2026 Notes may affect the value of our common stock.
In connection with the offering of the 2026 Notes, we entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as a result of conversion of the 2026 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or following any repurchase of 2026 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

Certain provisions in the indentures governing our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us and may affect the trading price of our common stock.
Certain provisions in the indentures governing our convertible notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing our convertible notes will require us to repurchase the convertible notes for cash upon the occurrence of a fundamental change (as defined in the respective indentures) of us and, in certain circumstances, to increase the conversion rate for a holder that converts the convertible notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible notes, and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors in our common stock.
If the conditional conversion feature of either series of convertible notes is triggered, our financial condition and operating results may be adversely affected which could decrease the trading price of our common stock.

In the event the conditional conversion feature of the 2023 Notes or 2026 Notes is triggered, note holders will be entitled to convert their 2023 Notes or 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert the 2023 Notes or 2026 Notes, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, which may negatively impact the trading price of our common stock. In addition, even if holders of the 2023 Notes or 2026 Notes do not elect to convert their 2023 Notes or 2026 Notes we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which may negatively impact the trading price of our common stock.
The accounting method for convertible notes that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.
Under ASC 470-20, "Debt with Conversion and Other Options," an entity must separately account for the liability and equity components of the convertible debt instruments, such as our convertible notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of our convertible notes to their face amount over the applicable term of the convertible notes. We will report larger net losses, or lower net income, in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument's nonconvertible coupon interest rate, which could adversely affect our reported or future financial results and the trading price of our common stock.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
On May 15, 2020, we completed a registered public offering of 4,735,294 shares of our common stock at a price of $76.50 per share, before underwriting discounts and commissions. We sold 4,235,294 of such shares and existing stockholders sold an aggregate of 500,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering. The May 2020 common stock offering was made pursuant to an automatically effective shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (the "SEC") on June 4, 2019 (File No. 333-231947), as amended on May 11, 2020. There have been no material changes in the planned use of proceeds from our May 2020 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 13, 2020.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1 - 30, 2020	—	$—	—	$—
May 1 - 31, 2020	3,219	81.44	—	—
June 1 - 30, 2020	844	83.70	—	—
Total	4,063	$81.91	—	$—
_______________________________________________________________________________
(1)Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.
(2)Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1	*	Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2020).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Incorporated herein by reference to the indicated filing.
** Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
August 6, 2020	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 6, 2020	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)