Form 10-Q
period 2020-09-30
Q2 Holdings, Inc.
filed 2020-11-05
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,883,169 shares of Common Stock, $0.0001 par value per share as of October 31, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$365,201	$100,094
Restricted cash	3,470	3,468
Investments	30,908	32,325
Accounts receivable, net	42,125	22,442
Contract assets, current portion, net	1,111	872
Prepaid expenses and other current assets	9,002	6,354
Deferred solution and other costs, current portion	18,548	15,609
Deferred implementation costs, current portion	10,228	5,171
Total current assets	480,593	186,335
Property and equipment, net	51,590	39,252
Right of use assets	31,067	35,388
Deferred solution and other costs, net of current portion	34,756	29,220
Deferred implementation costs, net of current portion	16,909	15,848
Intangible assets, net	194,340	223,861
Goodwill	462,274	462,023
Contract assets, net of current portion and allowance	19,156	15,189
Other long-term assets	2,826	2,318
Total assets	$1,293,511	$1,009,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,414	$10,967
Accrued liabilities	21,151	16,341
Accrued compensation	22,230	38,668
Deferred revenues, current portion	77,871	57,850
Lease liabilities, current portion	8,389	9,140
Total current liabilities	145,055	132,966
Convertible notes, net of current portion	441,547	424,784
Deferred revenues, net of current portion	32,052	32,954
Lease liabilities, net of current portion	31,836	36,079
Other long-term liabilities	5,763	3,239
Total liabilities	656,253	630,022
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 53,872 issued and outstanding as of September 30, 2020 and 48,386 shares issued and outstanding as of December 31, 2019	5	5
Additional paid-in capital	980,657	622,692
Accumulated other comprehensive income (loss)	(38)	14
Accumulated deficit	(343,366)	(243,299)
Total stockholders' equity	637,258	379,412
Total liabilities and stockholders' equity	$1,293,511	$1,009,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$103,804	$79,702	$293,765	$228,644
Cost of revenues(1)	57,366	40,447	163,676	117,683
Gross profit	46,438	39,255	130,089	110,961
Operating expenses:
Sales and marketing(1)	18,403	15,700	54,597	47,371
Research and development(1)	23,568	19,617	72,168	56,392
General and administrative(1)	17,563	13,418	53,876	41,357
Acquisition related costs	818	2,758	(22)	7,453
Amortization of acquired intangibles	4,465	912	13,447	3,032
Partnership termination charges	—	—	13,244	—
Unoccupied lease charges	1,468	244	2,136	244
Total operating expenses	66,285	52,649	209,446	155,849
Loss from operations	(19,847)	(13,394)	(79,357)	(44,888)
Other income (expense):
Interest and other income	315	1,315	1,036	2,978
Interest and other expense	(7,072)	(6,521)	(20,857)	(13,608)
Total other income (expense), net	(6,757)	(5,206)	(19,821)	(10,630)
Loss before income taxes	(26,604)	(18,600)	(99,178)	(55,518)
Benefit from (provision for) income taxes	(116)	31	(621)	307
Net loss	$(26,720)	$(18,569)	$(99,799)	$(55,211)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(52)	37	(66)	247
Foreign currency translation adjustment	66	(59)	14	(68)
Comprehensive loss	$(26,706)	$(18,591)	$(99,851)	$(55,032)
Net loss per common share, basic and diluted	$(0.50)	$(0.39)	$(1.95)	$(1.21)
Weighted average common shares outstanding:
Basic and diluted	53,574	47,782	51,141	45,519
_______________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$2,110	$1,478	$7,422	$4,454
Sales and marketing	2,209	2,060	6,353	5,462
Research and development	2,901	2,598	9,780	7,083
General and administrative	4,376	3,934	13,360	11,536
Total stock-based compensation expense	$11,596	$10,070	$36,915	$28,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$647,492	$385,862	$379,412	$158,900

Common stock and additional paid-in capital:
Beginning balances	964,190	594,762	622,697	331,359
Stock-based compensation expense	12,011	10,336	38,076	29,376
Exercise of stock options	4,388	4,214	9,196	13,102
Shares acquired to settle the exercise of stock options	(31)	(113)	(628)	(580)
Proceeds from issuance of common stock, net of issuance costs	104	103	311,321	195,290
Equity component of convertible senior notes, less issuance costs	—	30	—	81,550
Purchase of capped call transactions	—	—	—	(40,765)
Ending balances	980,662	609,332	980,662	609,332

Accumulated deficit:
Beginning balances	(316,646)	(209,064)	(243,299)	(172,422)
Cumulative effect of the adoption of new accounting standard	—	—	(268)	—
Net loss	(26,720)	(18,569)	(99,799)	(55,211)
Ending balances	(343,366)	(227,633)	(343,366)	(227,633)

Accumulated other comprehensive income (loss):
Beginning balances	(52)	164	14	(37)
Other comprehensive income (loss)	14	(22)	(52)	179
Ending balances	(38)	142	(38)	142

Total stockholders' equity, ending balances	$637,258	$381,841	$637,258	$381,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(99,799)	$(55,211)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	13,947	9,670
Depreciation and amortization	38,975	17,728
Amortization of debt issuance costs	1,427	1,004
Amortization of debt discount	15,381	10,150
Amortization of premiums on investments	114	124
Stock-based compensation expense	38,076	29,376
Realized gain on sale of marketable securities	(14)	—
Deferred income taxes	313	(341)
Allowance for credit losses	326	—
Allowance for sales credits	(20)	141
Loss on disposal of long-lived assets	94	266
Unoccupied lease charges	2,136	244
Changes in operating assets and liabilities:
Accounts receivable, net	(20,263)	(4,822)
Prepaid expenses and other current assets	(2,644)	(1,922)
Deferred solution and other costs	(14,611)	(16,412)
Deferred implementation costs	(13,922)	(10,428)
Contract assets, net	(4,205)	(3,937)
Other long-term assets	3,395	4,357
Accounts payable	(69)	(72)
Accrued liabilities	(5,366)	8,874
Deferred revenues	19,129	11,844
Deferred rent and other long-term liabilities	5,621	(1,961)
Net cash used in operating activities	(21,979)	(1,328)
Cash flows from investing activities:
Purchases of investments	(23,619)	(27,330)
Maturities of investments	24,871	60,735
Purchases of property and equipment	(16,538)	(12,490)
Capitalized software development costs	(653)	—
Purchases of intangible assets	—	(288)
Net cash provided by (used in) investing activities	(15,939)	20,627
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	311,321	195,289
Proceeds from issuance of convertible notes, net of issuance costs	—	307,016
Purchases of capped call transactions	—	(40,765)
Proceeds from exercise of stock options to purchase common stock	8,568	12,313
Payment of contingent consideration	(16,862)	—
Net cash provided by financing activities	303,027	473,853
Net increase in cash, cash equivalents, and restricted cash	265,109	493,152
Cash, cash equivalents, and restricted cash, beginning of period	103,562	110,156
Cash, cash equivalents, and restricted cash, end of period	$368,671	$603,308
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$381	$389
Cash paid for interest	$2,910	$1,726
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(628)	$(580)
Data center assets acquired under deferred payment arrangements or financing arrangements	$1,696	$2,040

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2020 and 2019. A single customer accounted for 14% of accounts receivable, net, as of September 30, 2020, and no individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2019.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's contract assets include the customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Adoption of ASU 2016-13 resulted in recording an aggregate allowance reserve related to the Company's contract asset of $0.1 million as of January 1, 2020. The Company has provisioned $0.2 million for expected losses for the nine months ended September 30, 2020, of which zero has been written off and charged against the allowance as of September 30, 2020. The Company has increased its reserve during 2020 due to the anticipated impact of the novel coronavirus disease ("COVID-19") pandemic. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 global pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however, the impact will likely have an adverse effect on the Company's customers and inherently the related contract assets. The allowance for credit losses related to contract assets was $0.3 million and zero as of September 30, 2020 and December 31, 2019, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $4.0 million and $4.3 million were included in the accounts receivable balance at September 30, 2020 and December 31, 2019, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectable. Under ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Adoption of ASU 2016-13 resulted in the recording of an allowance reserve of approximately $0.2 million as of January 1, 2020. The Company has provisioned $1.0 million for expected losses for the nine months ended September 30, 2020, of which $0.6 million has been written off and charged against the allowance as of September 30, 2020. As a result of the COVID-19 pandemic, the Company has increased its reserve. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however the impact will likely have an adverse effect on the Company's customers and inherently the related receivables. The allowance for credit losses related to accounts receivable was $0.6 million and zero as of September 30, 2020 and December 31, 2019, respectively.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million at each of September 30, 2020 and December 31, 2019.
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
The net increase in the deferred revenue balance for the nine months ended September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $314.7 million for current year invoices, $4.2 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $228.5 million of revenue recognized from current year invoices and $71.3 million of revenue that was included in the deferred revenue balance as of December 31, 2019. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
On September 30, 2020, the Company had $1.2 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 47% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $4.9 million and $3.9 million during the three months ended September 30, 2020 and 2019, respectively, and recognized $3.3 million and $2.1 million of amortization during the three months ended September 30, 2020 and 2019, respectively. The Company capitalized implementation costs in the amount of $13.9 million and $10.4 million during the nine months ended September 30, 2020 and 2019, respectively, and recognized $7.8 million and $5.4 million of amortization during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $4.0 million and $2.6 million in deferred commissions costs during the three months ended September 30, 2020 and 2019, respectively, and recognized $2.1 million and $1.6 million of amortization during the three months ended September 30, 2020 and 2019, respectively. The Company capitalized $12.5 million and $10.9 million in deferred commissions costs during the nine months ended September 30, 2020 and 2019, respectively, and recognized $6.1 million and $4.4 million of amortization during the nine

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
months ended September 30, 2020 and 2019, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill and intangible assets. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. There have been no changes to the Company's assessment of goodwill impairment in the three months ended September 30, 2020. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimates the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company's products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscription	$74,451	$56,143	$210,857	$160,328
Transactional	14,476	12,264	41,204	35,977
Services and Other	14,877	11,295	41,704	32,339
Total Revenues	$103,804	$79,702	$293,765	$228,644
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. The out-of-pocket expenses are reported in cost of revenues.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of September 30, 2020.

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
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three and nine months ended September 30, 2020 and 2019. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended September 30, 2020 and 2019, and $0.6 million of amortization of capitalized software development costs for each of the nine months ended September 30, 2020 and 2019.
The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $0.3 million and zero during the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and zero during the nine months ended September 30, 2020 and 2019, respectively. The Company recognized zero amortization for each of the three and nine months ended September 30, 2020 and 2019.
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
Advertising
All advertising costs of the Company are expensed the first time the advertising takes place. Advertising costs were $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In accounting for the issuance of the 2023 Notes, the Company separated each of the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the 2023 Notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the 2023 Notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the 2023 Notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of September 30, 2020, the Company had no finance leases.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of September 30, 2020, all of the contingent consideration has been paid. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2020, the Company has unrecognized tax benefits of $0.2 million related to uncertain tax positions, and an insignificant amount of accrued interest. The Company received a favorable private letter ruling in the second quarter of 2020 resolving $10.0 million of its unrecognized tax benefits, which had an insignificant impact to the income tax provision for the nine months ended September 30, 2020.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(26,720)	$(18,569)	$(99,799)	$(55,211)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,574	47,782	51,141	45,519
Net loss per common share, basic and diluted	$(0.50)	$(0.39)	$(1.95)	$(1.21)
Due to net losses for the three and nine months ended September 30, 2020 and 2019, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2020	2019
Stock options, restricted stock units, and market stock units	3,140	3,940
Shares related to the 2023 Notes	1,544	1,226
Shares subject to warrants related to the issuance of the 2023 Notes	625	189
Shares related to the 2026 Notes	180	—
	5,489	5,355

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes and each of its 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the nine months ended September 30, 2020 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented. During the nine months ended September 30, 2019 the average market price per share of the Company's common stock was below the conversion price of the 2026 Notes, but exceeded the conversion price of the 2023 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented.
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
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.
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
PrecisionLender was acquired for approximately $510.0 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow Amount was to be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there were any unresolved claims remaining at that time. The Company released the $3.0 million in the PL Purchase Price Escrow Amount and paid out an additional $0.2 million related to the finalization of the closing estimates to the former stockholders of PrecisionLender during the nine months ended September 30, 2020. At closing, the Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the PL Escrow Amount shall be paid to the former stockholders of PrecisionLender at the end of the 18-month period unless there are any unresolved claims remaining at that time.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the condensed consolidated statements of comprehensive loss, was $0.2 million and $0.7 million, for the three and nine months ended September 30, 2020, respectively, and compensation expense recognized under these agreements included in acquisition related costs in the condensed consolidated statements of comprehensive loss was $0.7 million and $2.2 million, respectively, for the three and nine months ended September 30, 2020, respectively. The Company paid $0.7 million to acquired employees during the nine months ended September 30, 2020.
Gro Solutions
On November 30, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding shares of Gro Solutions, or Gro, a privately-owned provider of digital account opening and sales and marketing solutions. The purchase price paid was in excess of the fair value of the net assets acquired, and as a result, the Company recorded goodwill.
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18-month period unless there are any unresolved claims remaining at that time. The Company released $0.2 million during the nine months ended September 30, 2020 related to the Gro Escrow Amount, bringing the balance of the escrow to zero at September 30, 2020.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs in the condensed consolidated statements of comprehensive loss, was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively and zero and $0.2 million for the three and nine months ended September 30, 2019, respectively.
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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. During the nine months ended September 30, 2020, the Company released $10.1 million of the CL Escrow Amount, bringing the balance of the escrow to zero at September 30, 2020.
Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
achieved. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of September 30, 2020, all of the contingent consideration had been paid. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the condensed consolidated statements of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues and acquisition related costs in the condensed consolidated statements of comprehensive loss, was zero and $0.1 million combined for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.3 million combined for the three and nine months ended September 30, 2019, respectively. The Company paid $0.8 million to acquired employees during the nine months ended September 30, 2020.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$249,045	$249,045	$—	$—
Certificates of deposit	15,018	—	15,018	—
Corporate bonds and commercial paper	855	—	855	—
	$264,918	$249,045	$15,873	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$25,908	$—	$25,908	$—
Certificates of deposit	5,000	—	5,000	—
	$30,908	$—	$30,908	$—

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and subsequently adjusted to fair value at each reporting period. The Company's contingent consideration was valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model included estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of September 30, 2020, all of the contingent consideration has been paid. The final value of the contingent consideration decreased by $2.9 million from the estimated fair value at December 31, 2019. This decrease was mainly attributable to the Company's actual achievement, which was in part impacted by the delays in customer purchasing decisions experienced as a result of the uncertainty around COVID-19.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2020 and December 31, 2019 consisted primarily of cash, U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The adoption of ASU 2016-13 did not have a material impact on the Company's accounting for available-for-sale debt securities. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended September 30, 2020.
As of September 30, 2020 and December 31, 2019, the Company's cash was $100.3 million and $85.6 million, respectively.
A summary of the Company's cash equivalents and investments as of September 30, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$249,045	$—	$—	$249,045
Certificates of deposit	15,018	—	—	15,018
Corporate bonds and commercial paper	855	—	—	855
	$264,918	$—	$—	$264,918
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$25,865	$45	$(2)	$25,908
Certificates of deposit	5,000	—	—	5,000
	$30,865	$45	$(2)	$30,908

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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2020	December 31, 2019
Due within one year or less	$30,908	$29,789
Due after one year through five years	—	2,536
	$30,908	$32,325
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2020.

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$9,291	$(2)	$9,289

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2019:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$2,537	$(1)	$2,536
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.3 million and $462.0 million as of September 30, 2020 and December 31, 2019, respectively. During the fourth quarter of 2019, the Company added $354.2 million of goodwill for the PrecisionLender

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
acquisition, and during 2018 the Company added $77.0 million of goodwill for the Cloud Lending acquisition and $17.8 million for the Gro acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2019. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of goodwill. As a result of the review, the Company determined that goodwill was not impaired, and it was not more likely than not that there was impairment of any intangible assets. There have been no changes to the Company's assessment of goodwill or intangible asset impairment in the three months ended September 30, 2020. No impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020			As of December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(15,362)	$49,043	$64,405	$(5,746)	$58,659
Non-compete agreements	13,505	(3,370)	10,135	13,505	(1,375)	12,130
Trademarks	22,280	(5,438)	16,842	22,280	(3,653)	18,627
Acquired technology	148,613	(32,373)	116,240	148,613	(16,192)	132,421
Assembled workforce	38	(38)	—	38	(37)	1
Capitalized software development costs	4,804	(2,724)	2,080	4,151	(2,128)	2,023
	$253,645	$(59,305)	$194,340	$252,992	$(29,131)	$223,861
The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.3 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $16.2 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.5 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $13.4 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Gross capitalized software development costs were $4.8 million and $4.2 million as of September 30, 2020 and December 31, 2019, respectively. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended September 30, 2020 and 2019, and $0.6 million for each of the nine months ended September 30, 2020 and 2019. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space with an initial term that expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in south Austin, Texas; Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; San Mateo, California; Bangalore, India; Sydney, Australia; London, United Kingdom; and Amsterdam, Netherlands. On December 18, 2019, the Company entered into an office lease agreement with Aspen Lake Building Three, LLC to lease approximately 129 rentable square feet of an office building to be located immediately adjacent to the Company's headquarters in order to expand the Company's headquarters, commencing June 1, 2021.
During the second quarter of 2020, the Company vacated its San Mateo, California facilities and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments and related fees, less estimated sublease income.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
During the third quarter of 2020, the Company vacated the remainder of its South Austin facility and a portion of its Charlotte, North Carolina facility and recorded an unoccupied lease charge of $1.5 million for the remaining contractual lease payments and related fees, less estimated sublease income. During the year ended December 31, 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $0.8 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.5 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at September 30, 2020.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term and will evaluate its need for expansion beyond the 2021 lease expiration. Rent expense under operating leases was $1.7 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.
The components of lease costs, lease term and discount rate were as follows:

Operating Leases
Lease expense:
Operating lease expense	$6,984
Sublease income	(526)
Total lease expense	$6,458

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,272
Right-of-use assets obtained in exchange for operating lease liabilities as of September 30, 2020	$31,067
Weighted-average remaining lease term - operating leases	6.2 years
Weighted-average discount rate - operating leases	5.5%
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2020 were as follows:

Operating Leases
Year Ended December 31,
2020 (October 1 to December 31)	$2,453
2021	8,791
2022	8,345
2023	8,107
2024	7,104
Thereafter	16,453
Total lease payments	$51,253
Less: present value discount	(11,028)
Present value of lease liabilities	$40,225
As of September 30, 2020, the Company had approximately $32.9 million of future payments under additional leases, primarily for corporate facilities, that have not yet commenced. These operating leases will commence between November 2020 and June 2021 with lease terms of approximately six years to ten years.

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
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, the Company paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The Company recorded the $13.2 million charge in partnership termination charges in the condensed consolidated statements of comprehensive loss in the second quarter of 2020 and has recorded the unpaid portion of the termination fee in accrued liabilities on the accompanying condensed consolidated balance sheet at September 30, 2020. Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2020 (from October 1 to December 31)	$8,169
2021	29,801
2022	19,115
2023	242,584
2024	2,651
Thereafter	319,808
Total commitments	$622,128
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2020 and were convertible through March 31, 2020. For more than 20 trading days during the 30 consecutive trading days ended June 30, 2020 and September 30, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on July 1, 2020 and are convertible through December 31, 2020. As of September 30, 2020, the if-converted value of the 2023 Notes exceed the principal amount by $135.8 million. The if-converted value was determined based on the closing price of the Company's common stock of $91.26 on September 30, 2020. 19 notes of the 2023 Notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The 2023 Notes consist of the following:

	As of September 30, 2020	As of December 31, 2019
Liability component:
Principal	$229,988	$229,999
Unamortized debt discount	(25,953)	(33,376)
Unamortized debt issuance costs	(2,702)	(3,486)
Net carrying amount	201,333	193,137

Equity component:
Net carrying amount	$48,919	$48,919
The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$431	$1,294	$1,299
Amortization of debt issuance costs	276	259	819	759
Amortization of debt discount	2,506	2,364	7,422	7,004
Total	$3,213	$3,054	$9,535	$9,062
As of September 30, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.4 years.
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
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2020, the 2026 Notes were not convertible. However, as of September 30, 2020, the if-converted value of the 2026 Notes exceeded the principal amount by $9.4 million. The if-converted value was determined based on the closing price of the Company's common stock of $91.26 on September 30, 2020.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The 2026 Notes consist of the following:

	As of September 30, 2020	As of December 31, 2019
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(70,713)	(78,672)
Unamortized debt issuance costs	(5,323)	(5,931)
Net carrying amount	240,214	231,647

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$593	$593	1,772	$731
Amortization of debt issuance costs	206	200	608	245
Amortization of debt discount	2,698	2,556	7,959	3,146
Total	$3,497	$3,349	$10,339	$4,122
As of September 30, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 5.7 years.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
9. Stockholders' Equity
On May 15, 2020, the Company completed a registered public offering of 4,735,294 shares of the Company's common stock at a price of $76.50 per share, before underwriting discounts and commissions. The Company sold 4,235,294 of such shares and existing stockholders sold an aggregate of 500,000 of such shares. The May 2020 common stock offering generated net proceeds to the Company of approximately $311.3 million, after deducting $12.7 million in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering.
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
As of December 31, 2019, a total of 11,145 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2020, 2,177 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2020, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2020 a total of 13,322 shares were allocated for issuance under the 2014 Plan. As of September 30, 2020, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 5,589 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,065 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 6,092 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2020, no shares remain available for future issuance under the 2007 Plan.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Stock Options
Stock option activity during the nine months ended September 30, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2020	1,419	$23.61
Granted	—	—
Exercised	(462)	19.91
Forfeited	(28)	29.50
Balance as of September 30, 2020	929	$25.27
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	1,952	$58.86
Granted	694	79.06
Vested	(645)	53.48
Forfeited	(166)	57.53
Nonvested as of September 30, 2020	1,835	$68.52
Market Stock Units
Market stock unit activity during the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	434	$28.85
Granted	131	30.16
Vested	(150)	15.48
Forfeited	(39)	32.86
Nonvested as of September 30, 2020	376	$34.26
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended September 30, 2020 is based on the estimated annual effective tax rate for fiscal year 2020. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the forecasts of pretax income and other items impacting forecasted income tax expense change.
The Company's benefit from (provision for) income taxes reflected an effective tax rate of approximately (0.4)% and 0.2% for the three months ended September 30, 2020 and 2019, respectively, and (0.6)% and 0.6% for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has unrecognized tax benefits as of September 30, 2020 of $0.2 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest. The Company received a favorable private letter ruling in the second quarter of 2020 resolving $10.0 million of its unrecognized tax benefits, which will have no rate impact. The remaining balance of unrecognized tax benefits are expected to be settled with taxing authorities within the next twelve months, which will have an impact to the Company's effective tax rate. Operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2016 through 2019 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any other taxing jurisdiction.
12. Subsequent Events
The Company has assessed events occurring subsequent to September 30, 2020, for potential recognition and disclosure in the financial statements. The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on global economic and financial markets, including on the Company's customers and their End Users, its partners and suppliers, its employees and its business generally. Given the significant uncertainties surrounding these continuing impacts, management cannot estimate at this time the long-term impacts of COVID-19 on the Company or the markets it serves.

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
In late February, we implemented enhanced sanitation efforts at our locations, including more strict cleaning protocols for common surfaces and additional hand sanitization stations across our locations. In early March, we indefinitely suspended all non-essential, work-related domestic and international travel, instituted two-week self-quarantines for any employees who had recently traveled prior to the suspension, and implemented protocols for employees to report personal health situations which resemble COVID-19. By early March, over 90% of our employees had transitioned to working remotely from home and by mid-March virtually every one of our employees had transitioned to working remotely from home. We have now implemented strict protocols for any employee to enter any of our facilities, including the approval of senior management, advance health screening for COVID-19 symptoms and strict social distancing requirements while onsite. As of the filing date of this quarterly report on Form 10-Q, we continue to operate with essentially every employee working remotely, except for minimal essential functions requiring facility access from time to time, only if required, in compliance with such protocols, and we currently plan to remain operating virtually at least through the remainder of 2020. We also modified our annual client conference to be a virtual event, which we hosted in multiple segments from April to June 2020. We have similarly cancelled all in-person aspects of our contemplated spring 2021 client conference and are currently evaluating to what extent we may hold the conference either virtually or later in the year. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
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
We also have conducted an extensive outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic will increase the importance and prominence of digital financial solutions, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations. For example, we are able to deliver our solutions remotely. However, the COVID-19 pandemic and its related restrictions have caused challenges for financial institutions to execute in-branch operations which makes executing more complex projects, such as implementations of new technology solutions, more difficult. Further, we have experienced and expect to continue to experience delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We also have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our bookings, revenues, gross margins and cash flows from operations for so long as such conditions persist.
Although at this time we are unable to predict the extent or duration of such impacts, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted. We believe this delay in bookings has been and will continue to be most significant (relative to our expectations prior to the COVID-19 pandemic) with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." Further, with recent increases in COVID-19 cases in Europe and corresponding additional shelter-in-place and similar restrictions, we expect to see a continued negative impact in the near term on bookings from the sale of our digital lending and leasing solutions to European-based customers. We have experienced a less significant overall bookings impact (relative to our expectations prior to the COVID-19 pandemic) with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. During the quarter ended June 30, 2020, the negative impact to bookings and revenue from the sale of our Cloud Lending digital lending and leasing solutions was significantly offset by our sales and implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. We did not experience similar benefits to revenues or bookings from stimulus programs in the quarter ended September 30, 2020 and do not currently expect any similar future revenues or bookings impacts related to stimulus programs or benefits. Given the uncertainty that still surrounds the COVID-19 pandemic and the November 2020 election, we are expecting sales performance across all our solutions to continue to be slower than normal during the quarter ended December 31, 2020 and for the foreseeable future. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating for over seven months during the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings, beginning in the quarter ending December 31, 2020 and continuing through the first half of 2021, although at this time we are unable to predict the extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, which may result in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also is resulting in delays in certain purchasing decisions and implementations, that may slow the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 14.6 million, 12.8 million and 10.4 million Registered Users as of December 31, 2019, 2018 and 2017, respectively. Registered Users at September 30, 2020 were 17.1 million compared to 14.1 million at September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
GAAP revenue	$103,804	$79,702	$293,765	$228,644
Deferred revenue reduction from purchase accounting	957	—	3,720	—
Total Non-GAAP revenue	$104,761	$79,702	$297,485	$228,644
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP operating loss	$(19,847)	$(13,394)	$(79,357)	$(44,888)
Deferred revenue reduction from purchase accounting	957	—	3,720	—
Partnership termination charges	—	—	13,244	—
Stock-based compensation	11,596	10,070	36,915	28,535
Acquisition related costs	1,062	2,784	714	7,550
Amortization of acquired technology	5,255	1,941	16,184	5,514
Amortization of acquired intangibles	4,465	912	13,447	3,032
Unoccupied lease charges	1,468	244	2,136	244
Non-GAAP operating income (loss)	$4,956	$2,557	$7,003	$(13)
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, partnership termination charges, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(26,720)	$(18,569)	$(99,799)	$(55,211)
Deferred revenue reduction from purchase accounting	957	—	3,720	—
Partnership termination charges	—	—	13,244	—
Stock-based compensation	11,596	10,070	36,915	28,535
Acquisition related costs	1,062	2,784	714	7,550
Depreciation and amortization	12,929	5,932	38,975	17,728
Unoccupied lease charges	1,468	244	2,136	244
(Benefit from) provision for income taxes	116	(31)	621	(307)
Interest and other (income) expense, net	6,727	5,157	19,586	10,508
Adjusted EBITDA	$8,135	$5,587	$16,112	$9,047
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
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings has been and will continue to be most significant (relative to our expectations prior to the COVID-19 pandemic) with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." Further, with recent increases in COVID-19 cases in Europe and corresponding additional shelter-in-place and similar restrictions, we expect to see a continued negative impact in the near term on bookings from the sale of our digital lending and leasing solutions to European-based customers. We have experienced a less significant overall bookings impact (relative to our expectations prior to the COVID-19 pandemic) with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. During the quarter ended June 30, 2020, the negative impact to bookings and revenue from the sale of our Cloud Lending digital lending and leasing solutions was significantly offset by our sales and implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. We did not experience similar benefits to revenues or bookings from stimulus programs in the quarter ended September 30, 2020 and do not currently expect any similar future revenues or bookings impacts related to stimulus programs or benefits. Given the uncertainty that still surrounds the COVID-19 pandemic and the November 2020 election, we are expecting sales performance across all our solutions to continue to be slower than normal during the quarter ended December 31, 2020 and for the foreseeable future. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating for over seven months during the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings, beginning in the quarter ending December 31, 2020 and continuing through the first half of 2021, although at this time we are unable to predict the extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results. We also have experienced and expect to continue to experience delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our revenues, gross margins and cash flows from operations for so long as such conditions persist. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.
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
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include consulting and professional fees, insurance and travel. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a regulated, public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
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
Unoccupied Lease Charges
Unoccupied lease charges include costs related to the early vacating of certain facilities, partially offset by anticipated sublease income from the associated facilities.
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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues(1)	$103,804	$79,702	$293,765	$228,644
Cost of revenues(2)(3)	57,366	40,447	163,676	117,683
Gross profit	46,438	39,255	130,089	110,961
Operating expenses:
Sales and marketing(3)	18,403	15,700	54,597	47,371
Research and development(3)	23,568	19,617	72,168	56,392
General and administrative(3)	17,563	13,418	53,876	41,357
Acquisition related costs(4)	818	2,758	(22)	7,453
Amortization of acquired intangibles	4,465	912	13,447	3,032
Partnership termination charges	—	—	13,244	—
Unoccupied lease charges(5)	1,468	244	2,136	244
Total operating expenses	66,285	52,649	209,446	155,849
Loss from operations	(19,847)	(13,394)	(79,357)	(44,888)
Total other income (expense), net	(6,757)	(5,206)	(19,821)	(10,630)
Loss before income taxes	(26,604)	(18,600)	(99,178)	(55,518)
Benefit from (provision for) income taxes	(116)	31	(621)	307
Net loss	$(26,720)	$(18,569)	$(99,799)	$(55,211)

_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $1.0 million and $3.7 million for the three and nine months ended September 30, 2020, respectively.
(2) Includes amortization of acquired technology of $5.3 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $16.2 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.
(3) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$2,110	$1,478	$7,422	$4,454
Sales and marketing	2,209	2,060	6,353	5,462
Research and development	2,901	2,598	9,780	7,083
General and administrative	4,376	3,934	13,360	11,536
Total stock-based compensation expense	$11,596	$10,070	$36,915	$28,535
(4) The nine months ended September 30, 2020 includes a $2.9 million reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and nine months ended September 30, 2020, the charges related to facilities in California, North Carolina, and Texas, and for the three and nine months ended September 30, 2019, the charges related to facilities in Georgia.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	55.3	50.7	55.7	51.5
Gross profit	44.7	49.3	44.3	48.5
Operating expenses:
Sales and marketing(3)	17.7	19.7	18.6	20.7
Research and development(3)	22.7	24.6	24.6	24.7
General and administrative(3)	16.9	16.8	18.3	18.1
Acquisition related costs(4)	0.8	3.5	—	3.3
Amortization of acquired intangibles	4.3	1.1	4.6	1.3
Partnership termination charges	—	—	4.5	—
Unoccupied lease charges(5)	1.4	0.3	0.7	0.1
Total operating expenses	63.9	66.1	71.3	68.2
Loss from operations	(19.1)	(16.8)	(27.0)	(19.6)
Total other income (expense), net	(6.5)	(6.5)	(6.7)	(4.6)
Loss before income taxes	(25.6)	(23.3)	(33.8)	(24.3)
Benefit from (provision for) income taxes	(0.1)	—	(0.2)	0.1
Net loss	(25.7)%	(23.3)%	(34.0)%	(24.1)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.9% and 1.3% for the three and nine months ended September 30, 2020, respectively.
(2) Includes amortization of acquired technology of 5.1% and 2.4% for the three months ended September 30, 2020 and 2019, respectively, and 5.5% and 2.4% for the nine months ended September 30, 2020 and 2019, respectively.
(3) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	2.0%	1.9%	2.5%	1.9%
Sales and marketing	2.1	2.6	2.2	2.4
Research and development	2.8	3.3	3.3	3.1
General and administrative	4.2	4.9	4.5	5.0
Total stock-based compensation expense	11.2%	12.6%	12.6%	12.5%

(4) The nine months ended September 30, 2020 includes a 1.0% reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and nine months ended September 30, 2020, the charges related to facilities in California, North Carolina, and Texas, and for the three and nine months ended September 30, 2019, the charges related to the facilities in Georgia.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Revenues	$103,804	$79,702	$24,102	30.2%	$293,765	$228,644	$65,121	28.5%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Revenues increased by $24.1 million, or 30.2%, from $79.7 million for the three months ended September 30, 2019 to $103.8 million for the three months ended September 30, 2020. This increase in revenue was primarily attributable to a $16.2 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $5.7 million of the increase was generated from the business acquired in the fourth quarter of 2019, and $2.2 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Revenues increased by $65.1 million, or 28.5%, from $228.6 million for the nine months ended September 30, 2019 to $293.8 million for the nine months ended September 30, 2020. This increase in revenue was primarily attributable to a $43.1 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $14.8 million of the increase was generated from the business acquired in the fourth quarter of 2019, $5.2 million of the increase was generated from an increase in the number of transactions processed using our solutions, and $2.0 million of the increase was generated from our "Paycheck Protection Program" solutions as a result of successfully funded applications during the nine months ended September 30, 2020.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Cost of revenues	$57,366	$40,447	$16,919	41.8%	$163,676	$117,683	$45,993	39.1%
Percentage of revenues	55.3%	50.7%			55.7%	51.5%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Cost of revenues increased by $16.9 million, or 41.8%, from $40.4 million for the three months ended September 30, 2019 to $57.4 million for the three months ended September 30, 2020. This increase was attributable to a $6.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $1.3 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.6 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $3.9 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $3.3 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $1.9 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $1.1 million increase from amortization of capitalized implementation services as a result of customer go lives during the three months ended September 30, 2020, a $0.6 million increase in overhead costs which were allocated to our implementation and support departments, and a $0.4 million increase in other discretionary expenses. These increases were partially offset by a decrease in travel-related expenses of $0.4 million due to significantly reduced travel as a result of the COVID-19 pandemic.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Cost of revenues increased by $46.0 million, or 39.1%, from $117.7 million for the nine months ended September 30, 2019 to $163.7 million for the nine months ended September 30, 2020. This increase was attributable to a $19.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, which included a $4.0 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $2.9 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $10.7 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $6.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $4.7 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $2.4 million increase from amortization of capitalized implementation services as a result of customer go lives during the nine months ended September 30, 2020, a $2.1 million increase in overhead costs which were allocated to our implementation and support departments, and a $1.1 million increase in other discretionary expenses. These increases were partially offset by a decrease in travel-related expenses of $0.8 million due to significantly reduced travel as a result of the COVID-19 pandemic.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Sales and marketing	$18,403	$15,700	$2,703	17.2%	$54,597	$47,371	$7,226	15.3%
Percentage of revenues	17.7%	19.7%			18.6%	20.7%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Sales and marketing expenses increased by $2.7 million, or 17.2%, from $15.7 million for the three months ended September 30, 2019 to $18.4 million for the three months ended September 30, 2020. This increase was primarily attributable to a $3.1 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $2.2 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.1 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.9 million increase in marketing expenses related to cancellation of all in-person aspects of our spring 2021 client conference due to the COVID-19 pandemic and a $0.1 million increase in other overhead costs which were allocated to our sales and marketing departments, partially offset by a $0.9 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic and a $0.5 million decrease in other discretionary expenses primarily related to reduced trade show activities and other events as a result of the COVID-19 pandemic.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Sales and marketing expenses increased by $7.2 million, or 15.3%, from $47.4 million for the nine months ended September 30, 2019 to $54.6 million for the nine months ended September 30, 2020. This increase was primarily attributable to a $10.7 million increase in personnel costs due to the growth of our sales and marketing organizations, which included a $6.4 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.9 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.9 million increase in marketing expenses related to cancellation of all in-person aspects of our spring 2021 client conference due to the COVID-19 pandemic and a $0.6 million increase in other overhead costs which were allocated to our sales and marketing departments. These increases were partially offset by a $2.6 million decrease in other discretionary expenses primarily related to reduced trade show activities and other events as a result of the COVID-19 pandemic and a $2.4 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Research and development	$23,568	$19,617	$3,951	20.1%	$72,168	$56,392	$15,776	28.0%
Percentage of revenues	22.7%	24.6%			24.6%	24.7%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Research and development expenses increased by $4.0 million, or 20.1%, from $19.6 million for the three months ended September 30, 2019 to $23.6 million for the three months ended September 30, 2020. This increase was primarily attributable to a $4.3 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $2.6 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.4 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. Additionally, there was a $0.2 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $0.3 million decrease in travel-related and other discretionary expenses as a result of the COVID-19 pandemic and a $0.2 million decrease as a result of increased capitalized software development costs.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Research and development expenses increased by $15.8 million, or 28.0%, from $56.4 million for the nine months ended September 30, 2019 to $72.2 million for the nine months ended September 30, 2020. This increase was primarily attributable to a $16.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $7.7 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $2.8 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. Additionally, there was a $0.8 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $0.7 million decrease in travel-related and other discretionary expenses as a result of the COVID-19 pandemic and a $0.5 million decrease as a result of increased capitalized software development costs.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
General and administrative	$17,563	$13,418	$4,145	30.9%	$53,876	$41,357	$12,519	30.3%
Percentage of revenues	16.9%	16.8%			18.3%	18.1%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. General and administrative expenses increased by $4.1 million, or 30.9%, from $13.4 million for the three months ended September 30, 2019 to $17.6 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $2.4 million increase in personnel costs to support the growth of our business, which included a $0.8 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $0.4 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.8 million increase in expenses, in which we used savings from decreased office expenses and travel, to assist employees and enhance their remote working experience, a $0.6 million increase in overhead costs which were allocated to our general and administrative departments, a $0.2 million increase in discretionary spending, a $0.2 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13, and a $0.2 million increase in professional services for legal and compliance fees. These increases were partially offset by a $0.3 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. General and administrative expenses increased by $12.5 million or 30.3%, from $41.4 million for the nine months ended September 30, 2019 to $53.9 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $6.7 million increase in personnel costs to support the growth of our business, which included a $2.9 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.8 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $1.9 million increase in overhead costs which were allocated to our general and administrative departments, a $1.3 million increase in professional services for legal and compliance fees, a $1.3 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13, a $0.8 million increase in expenses, in which we used savings from decreased office expenses and travel, to assist employees and enhance their remote working experience, a $0.2 million increase in discretionary spending, and a $0.5 million increase for price concessions given to customers related to isolated delivery issues of certain of our solutions. These increases were partially offset by a $0.3 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic.
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
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Acquisition related costs	$818	$2,758	$(1,940)	(70.3)%	$(22)	$7,453	$(7,475)	(100.3)%
Percentage of revenues	0.8%	3.5%			—%	3.3%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Acquisition related costs decreased by $1.9 million, or 70.3%, from $2.8 million for the three months ended September 30, 2019 to $0.8 million for the three months ended September 30, 2020. Acquisition related costs for the three months ended September 30, 2020 included $0.8 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019. Acquisition related costs for the three months ended September 30, 2019 was comprised of a $1.4 million adjustment to the fair value of the contingent consideration related to the acquisition of Cloud Lending, $1.0 million in legal, professional services, and other costs associated with the acquisition of PrecisionLender and $0.3 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Acquisition related costs decreased by $7.5 million, or 100.3%, from $7.5 million for the nine months ended September 30, 2019 to a net positive adjustment of $0.02 million for the nine months ended September 30, 2020. The amount for the nine months ended September 30, 2020 included a $2.9 million negative adjustment to the value of the contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018 based on actual achievement, partially offset by $2.6 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019 and $0.3 million of additional legal, professional services and other costs, while acquisition related costs for the nine months ended September 30, 2019 was comprised of a $4.9 million adjustment to the fair value of the contingent consideration related to the acquisition of Cloud Lending, $1.5 million of compensation expense related to the retention bonuses for employees of companies acquired in 2018, and $1.0 million in legal, professional services, and other costs associated with the acquisition of PrecisionLender.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Amortization of acquired intangibles	$4,465	$912	$3,553	389.6%	$13,447	$3,032	$10,415	343.5%
Percentage of revenues	4.3%	1.1%			4.6%	1.3%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Amortization of acquired intangibles increased by $3.6 million, or 389.6%, from $0.9 million for the three months ended September 30, 2019 to $4.5 million for the three months ended September 30, 2020 as a result of the intangible assets recorded from the business acquired in the fourth quarter of 2019. The acquired intangible assets are also related to our business combinations in 2018 and 2015 as well as our asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Amortization of acquired intangibles increased by $10.4 million, or 343.5%, from $3.0 million for the nine months ended September 30, 2019 to $13.4 million for the nine months ended September 30, 2020 as a result of the intangible assets recorded from the business acquired in the fourth quarter of 2019. The acquired intangible assets are also related to our business combinations in 2018 and 2015 as well as our asset purchase in 2017. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Unoccupied Lease Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Unoccupied lease charges	$1,468	$244	$1,224	501.6%	$2,136	$244	$1,892	775.4%
Percentage of revenues	1.4%	0.3%			0.7%	0.1%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Unoccupied lease charges increased by $1.2 million, or 501.6%, from $0.2 million for the three months ended September 30, 2019 to $1.5 million for the three months ended September 30, 2020. During the three months ended September 30, 2020, the charges included costs related to the early vacating of facilities in North Carolina and Texas, partially offset by anticipated sublease income from these facilities. During the three months ended September 30, 2019, the charges included costs related to the early vacating of facilities in Georgia, partially offset by anticipated sublease income from these facilities.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Unoccupied lease charges increased by $1.9 million, or 775.4%, from $0.2 million for the nine months ended September 30, 2019 to $2.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the charges included costs related to the early vacating of facilities in California, North Carolina, and Texas, partially offset by anticipated sublease income from these facilities. During the nine months ended September 30, 2019, the charges included costs related to the early vacating of facilities in Georgia, partially offset by anticipated sublease income from these facilities.

Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Total other income (expense), net	$(6,757)	$(5,206)	$(1,551)	(29.8)%	$(19,821)	$(10,630)	$(9,191)	(86.5)%
Percentage of revenues	(6.5)%	(6.5)%			(6.7)%	(4.6)%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Total other income (expense), net represented a net expense of $6.8 million for the three months ended September 30, 2020 compared to a net expense of $5.2 million for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 consisted of $7.0 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and June 2019, and other interest expense, partially offset by $0.3 million of interest income earned on cash, cash equivalents and investments, while the interest expense for the three months ended September 30, 2019 consisted of $6.4 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and a loss on disposal of long-lived assets of $0.1 million, partially offset by $1.3 million of interest income earned on cash, cash equivalents, and investments.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Total other income (expense), net represented a net expense of $19.8 million for the nine months ended September 30, 2020 compared to a net expense of $10.6 million for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 consisted of $20.6 million from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and June 2019, and other interest expense and a $0.2 million loss on foreign currency translation, partially offset by $1.0 million of interest income earned on cash, cash equivalents and investments, while the interest expense for the nine months ended September 30, 2019 consisted of $13.2 million of interest expense from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018 and a loss on disposal of long-lived assets of $0.3 million, partially offset by $3.0 million of interest income earned on cash, cash equivalents, and investments.
Benefit from (provision for) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	(%)	2020	2019	$	(%)
Benefit from (provision for) income taxes	$(116)	$31	$(147)	(474.2)%	$(621)	$307	$(928)	(302.3)%
Percentage of revenues	(0.1)%	—%			(0.2)%	0.1%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. Total benefit from (provision for) income taxes represented an expense of $0.1 million for the three months ended September 30, 2020 compared to a benefit of $0.03 million for the three months ended September 30, 2019. As a result of our current net operating loss position, current income tax expenses for the three months ended September 30, 2020 consist primarily of federal income taxes of $0.2 million relating to the tax amortization of recently acquired goodwill and $0.1 million in income tax expense from foreign operations, partially offset by $0.2 million in income tax benefit relating to unrecognized tax benefits. The income tax benefit for the three months ended September 30, 2019 consisted primarily of income tax benefit from foreign operations.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Total benefit from (provision for) income taxes represented an expense of $0.6 million for the nine months ended September 30, 2020 compared to a benefit of $0.3 million for the nine months ended September 30, 2019. As a result of our current net operating loss position, current income tax expenses for the nine months ended September 30, 2020 consist primarily of federal income taxes of $0.9 million relating to the tax amortization of recently acquired goodwill, $0.2 million in income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.6 million in income tax benefits, which consist primarily of $0.4 million relating to foreign tax reserves and $0.2 million relating to unrecognized tax benefits. The income tax benefit for the nine months ended September 30, 2019 consisted primarily of state income tax benefit of $0.5 million relating to the Texas R&D credit, partially offset by $0.2 million in income tax expense from foreign operations.

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
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. As a result, although at this time we are unable to the predict the extent or duration of such impact, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, which will negatively impact future revenues and disrupt any seasonality that may otherwise typically be seen in our operating results. We believe this delay in bookings has been and will continue to be most significant (relative to our expectations prior to the COVID-19 pandemic) with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." Further, with recent increases in COVID-19 cases in Europe and corresponding additional shelter-in-place and similar restrictions, we expect to see a continued negative impact in the near term on bookings from the sale of our digital lending and leasing solutions to European-based customers. We have experienced a less significant overall bookings impact (relative to our expectations prior to the COVID-19 pandemic) with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. During the quarter ended June 30, 2020, the negative impact to bookings and revenue from the sale of our Cloud Lending digital lending and leasing solutions was significantly offset by our sales and implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. We did not experience similar benefits to revenues or bookings from stimulus programs in the quarter ended September 30, 2020 and do not currently expect any similar future revenues or bookings impacts related to stimulus programs or benefits. Given the uncertainty that still surrounds the COVID-19 pandemic and the November 2020 election, we are expecting sales performance across all our solutions to continue to be slower than normal during the quarter ended December 31, 2020 and for the foreseeable future. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating for over seven months during the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings, beginning in the quarter ending December 31, 2020 and continuing through the first half of 2021, although at this time we are unable to predict the extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic, as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under "Risk Factors" below, all of which are uncertain and cannot be predicted. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change and may have an unusual impact on any seasonal trends we may have experienced in the past.
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

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our May 2020 and June 2019 common stock offerings, cash flows from operations, our February 2018 convertible note offering, and our June 2019 convertible note offering. As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents and investments of $396.1 million. We have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect the impacts of COVID-19 to have a negative impact on our revenues, gross margins and cash flows from operations. In response to the uncertainties presented by the COVID-19 pandemic, we have reduced our hiring plans for 2020 and are limiting hiring and other investments mainly to essential support, delivery and infrastructure roles. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees. Based upon our current levels of operations, and our current expectations regarding the impacts of COVID-19 on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we experience further reductions in our cash flow from operations due to any of the risk factors identified under, but not limited to, "Risk Factors" below, including any further impacts related to COVID-19, we may need to further adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Additionally, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(21,979)	$(1,328)
Investing activities	(15,939)	20,627
Financing activities	303,027	473,853
Net increase (decrease) in cash, cash equivalents, and restricted cash	$265,109	$493,152
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
For the nine months ended September 30, 2020, our net cash and cash equivalents used in operating activities were $22.0 million, which consisted of a net loss of $99.8 million and cash outflows from changes in operating assets and liabilities of $32.9 million, partially offset by non-cash adjustments of $110.8 million. Cash outflows were the result of a $28.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $20.3 million increase in accounts receivable due to the timing of annual billings at the end of the current quarter, a $5.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $4.2 million increase in contract assets, and a $2.6 million increase in prepaid and other current assets related to timing of various prepaid expenses. Cash outflows were partially offset by cash inflows resulting from a $19.1 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.6 million increase in other long-term liabilities, and a $3.4 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of $39.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $38.1 million of stock-based compensation expense, $16.8 million in amortization of the 2023 Notes and 2026 Notes discounts and related debt issuance costs, $13.9 million of amortization of deferred implementation and deferred solution and other costs, $2.1 million of unoccupied lease charges and $0.8 million of other non-cash items.

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
Although we believe the pandemic could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve clients and grow our business, as a result of the economic and operational impact of the pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We believe this delay in bookings has been and will continue to be most significant (relative to our expectations prior to the COVID-19 pandemic) with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." Further, with recent increases in COVID-19 cases in Europe and corresponding additional shelter-in-place and similar restrictions, we expect to see a continued negative impact in the near term on bookings from the sale of our digital lending and leasing solutions to European-based customers. We have experienced a less significant overall bookings impact (relative to our expectations prior to the COVID-19 pandemic) with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. We also have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We anticipate that reduced bookings, in particular for new customer agreements, will result in collection of fewer deposits that we typically collect from customers in advance of implementing our solutions for them and that delays in implementation will result in delays in our ability to invoice for and collect fees for our solutions. We also have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. For these and other reasons, the impacts of the COVID-19 pandemic may have a significant adverse effect on our cash flows from operations.
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
For the nine months ended September 30, 2020, our net cash used in investing activities was $15.9 million, consisting of $23.6 million from purchases of investments, $16.5 million for the purchase of property and equipment and $0.7 million from capitalized software development costs, partially offset by $24.9 million from maturities of investments.
For the nine months ended September 30, 2019, net cash provided by investing activities was $20.6 million, consisting primarily of $60.7 million from maturities of investments, partially offset by $27.3 million for the purchase of investments, $12.5 million for the purchase of property and equipment, and $0.3 million from the purchase of intangible assets.
Cash Flows from Financing Activities
Our financing activities for the nine months ended September 30, 2020 and 2019 consisted primarily of our May 2020 and June 2019 common stock offerings, the payment of contingent consideration related to the acquisition of Cloud Lending which was consummated in October 2018, our June 2019 convertible note offering, and net proceeds from exercises of options to purchase our common stock.
For the nine months ended September 30, 2020, net cash provided by financing activities of $303.0 million was primarily due to the proceeds from the issuance of common stock of $311.3 million, net of issuance costs, from the May 2020 common stock offering and $8.6 million of cash received from the exercise of stock options, partially offset by the payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2020, and subsequent to September 30, 2020, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020. As of September 30, 2020, our total lease payment obligations were $84.2 million, of which $31.8 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, we paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The unpaid portion of the termination fee was included in accrued liabilities in our condensed consolidated balance sheets as of September 30, 2020.
The following table summarizes our contractual obligations and commitments at September 30, 2020 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$4,097	$237,331	$4,744	$318,622	$564,794
Operating lease obligations	9,878	23,960	21,559	28,786	84,183
Purchase commitments	27,943	29,094	297	—	57,334
	$41,918	$290,385	$26,600	$347,408	$706,311
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential effects of this guidance on its consolidated financial statements.
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
During the nine months ended September 30, 2020, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2020.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government agency bonds, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of September 30, 2020, we had an outstanding principal amount of $546.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75%. If overall interest rates fell by 10% in 2020 or 2019, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2020, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of September 30, 2020, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

In addition, the COVID-19 pandemic and the resulting weakening of the global economy, rapid increase in unemployment rates, declines in interest rates and reductions in business confidence and activity, have had a significant impact on our financial institution, Alt-FI and FinTech customers, as well as the End User businesses and individuals that utilize our customers' services. These conditions may affect the rate of technology spending and influence the timing of our customers' and prospective customers' technology purchasing and implementation decisions, which could adversely affect our customers' and prospective customers' ability or willingness to purchase our solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, negatively affect our renewal rates and churn or result in a decrease in the number of End Users of our solutions or the transactions performed using our solutions, each of which is difficult to predict and any of which could adversely affect our operating results and financial condition on both a short-term and long-term basis. For example, we have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. In addition, while we believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, likely resulting in increased registration of new End Users with existing Installed Customers and the retention of certain customers that may have otherwise not renewed their contracts, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which may delay bookings and our recognition of revenue. We believe this delay in bookings has been and will continue to be most significant (relative to our expectations prior to the COVID-19 pandemic) with respect to our data-driven sales enablement and portfolio management lending solutions particularly with respect to enterprise customers, because the target customers for these solutions have focused their internal resources on responding to the COVID-19 pandemic, including by providing loans through government stimulus programs such as the federal "Paycheck Protection Program." Further, with recent increases in COVID-19 cases in Europe and corresponding additional shelter-in-place and similar restrictions, we expect to see a continued negative impact in the near term on bookings from the sale of our digital lending and leasing solutions to European-based customers. We have experienced a less significant overall bookings impact (relative to our expectations prior to the COVID-19 pandemic) with respect to our digital banking solutions. We have, however, experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. During the quarter ended June 30, 2020, the negative impact to bookings and revenue from the sale of our Cloud Lending digital lending and leasing solutions was significantly offset by our sales and implementation of new offerings of these solutions designed to facilitate loans under the "Paycheck Protection Program" and similar government stimulus programs in the U.S. and abroad. We did not experience similar benefits to revenues or bookings from stimulus programs in the quarter ended September 30, 2020 and do not currently expect any similar future revenues or bookings impacts related to stimulus programs or benefits. Given the uncertainty that still surrounds COVID-19 and the November 2020 elections, we are expecting sales performance across all our solutions to be slower than normal during the quarter ended December 31, 2020 and for the foreseeable future. The impact of the COVID-19 pandemic also has and may continue to delay customer decisions with respect to contract extensions and may result in certain downgrades and cancellations from existing customers. For example, we have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we intend to make conditional on associated contract extensions to offset the impact of the reduced payments. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally-developed by financial services providers. With respect to our digital banking platform, we have a number of point system competitors, including NCR Corporation, or NCR, First Data Corporation (acquired by Fiserv, Inc. in July 2019), D3 Technology, Inc. (acquired by NCR in July 2019), Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development. In the uncertain economic environment caused by COVID-19, many of our competitors may have greater liquidity and access to capital than we do and may respond to market conditions by lowering prices to compete for customers, the impact of which could adversely impact our business and financial results.
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
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also may have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solution to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies or procedures, or a breach of a third-

party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.

Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber-attacks, ransomware attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition to traditional computer "hackers," malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be an increased risk of cyber-attacks or cyber fraud related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $70.9 million, $35.4 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $343.4 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation, the COVID-19 pandemic and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas and certain of our lending and leasing and BaaS solutions are hosted by cloud-based providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems, including as a result of disruptions or increased demand resulting from the COVID-19 pandemic. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. In early April, financial institutions and their online banking service providers experienced unprecedented user login activity as a result of increased online banking activity due to global shelter-in-

place and similar orders, as well as a significant increase in logins by End Users seeking to check their accounts for receipt of government stimulus funds. These unprecedented levels of logins resulted in delayed access to online banking for many financial institutions, including many of our customers. As a result of these delays, we have taken steps to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based services, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.
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
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited. Furthermore, as a result of the COVID-19 pandemic, nearly all of our employees, and many of the employees of our customers and third-party providers on which we depend, now perform their functions remotely. If shelter-in-place, business closure, business occupancy limitation, and other restrictive orders continue, they may adversely impact our ability to effectively train and retain qualified individuals and the effectiveness of our direct sales team. We also may take additional actions in response to the COVID-19 pandemic that further alter our business operations as the situation evolves. These decisions may delay or reduce sales and harm productivity and collaboration. The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business cannot be predicted at this time.
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
As of September 30, 2020, we had ten U.S. patent applications pending and three issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions was approximately $1.1 million as of September 30, 2020. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
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
As of September 30, 2020, we had an aggregate of 53,872,143 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 20,115,776 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
July 1 - 31, 2020	—	$—	—	$—
August 1 - 31, 2020	337	93.00	—	—
September 1 - 30, 2020	—	—	—	—
Total	337	$93.00	—	$—
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

Q2 HOLDINGS, INC.
November 5, 2020	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

November 5, 2020	By:	/s/ JENNIFER N. HARRIS Jennifer N. Harris Chief Financial Officer (Principal Financial and Accounting Officer)