Form 10-K
period 2020-12-31
Q2 Holdings, Inc.
filed 2021-02-19
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        (Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares held by non-affiliates on that date was approximately $4,565,099,860. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 55,599,512 shares of the registrant's common stock outstanding as of January 31, 2021.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2021 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2020, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control including the recent COVID-19 pandemic and the associated effort to limit its spread. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to financial institutions, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End-User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End-User acquisition, retention and engagement.
We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers compete in the complex and heavily regulated financial services industry. Q2 began by providing digital banking solutions to regional and community financial institutions, or RCFIs, with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. Through investment in innovation and acquisitions, our solutions have grown to include a broader range of services and experiences, including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions, further serving the needs of financial institutions as well as Alt-FIs and FinTechs.
The RCFI market includes approximately 10,200 banks and credit unions with less than $100 billion in assets according to data compiled by BauerFinancial as of September 30, 2020. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform, and we continue to be focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions.
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

Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End-User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End-User engagement in their physical branches and increased End-User engagement with their digital services and thus, they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End-User demand for digital financial services by creating new and expanding existing digital service offerings. The combination of these two drivers of investment by traditional and emerging financial services providers is driving new competition, innovation and unique market opportunities.
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
The Alt-FI and FinTech markets consist of thousands of emerging financial services providers all over the world seeking to provide End Users with financial services, experiences and solutions that can be competitive with, but also complimentary to and dependent upon banking. Alt-FIs and FinTechs are typically less constrained than traditional financial services providers by legacy technology solutions, physical branch locations and regulation. Alt-FIs and FinTechs have received substantial investment, estimated to be greater than $250 billion globally from 2008 through 2020, according to Deloitte Touche Tohmatsu Limited's, or Deloitte's, web-based Interactive Fintech Funding Report citing Venture Scanner source data.
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past several years we have acquired or developed new solutions and additional functions that serve a broader range of needs of financial institutions as well as the needs of Alt-FIs and FinTechs. Our solutions now include a broad range of services and experiences including commercial banking, regulatory and compliance, digital lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions. We believe our expanded solution offerings and the corresponding growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $10.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. On average, Q2 Platform customers have historically grown subscription revenue by approximately 30% within 36 months of implementation. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
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
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings across the financial institution, Alt-FI and FinTech markets, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of RCFIs, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us in the market for digital financial services solutions.
As of December 31, 2020, we had 450 installed digital banking platform customers located in 48 states, and those customers had approximately 17.8 million consumer and commercial users registered on our digital banking platform. Registered users of our digital banking platform, or Registered Users, executed over $1.4 trillion in financial transactions on our digital banking platform during 2020. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
We primarily sell subscriptions to our solutions through our direct sales organization and recognize the related revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as we add new customers, sell additional solutions to existing customers, the number of End Users on our solutions grows and the number of transactions that End Users perform on our solutions increases. The structure and terms of our newer lending and leasing, BaaS and sales enablement and portfolio management solution arrangements are varied, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
We have achieved significant growth since our inception. We had total revenues of $402.8 million, $315.5 million and $241.1 million in 2020, 2019 and 2018, respectively. We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and scaling our operations. We incurred net losses of $137.6 million, $70.9 million and $35.4 million in 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had total assets of $1.4 billion and $1.0 billion, respectively.
Refer to "Impact of COVID-19 Pandemic" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks Related to Covid-19 Pandemic" included in Item 1A, "Risk Factors" for additional information on the impacts and risks of the COVID-19 Pandemic on us and the actions we have taken in response to the COVID-19 pandemic.
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
The proliferation and adoption of mobile and tablet devices and digital services are dramatically changing the financial services market
The proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of financial services providers, greater fragmentation of the financial services market and a broadening set of new and innovative digital financial services. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. These changes in the financial services market and in End-User expectations create challenges and opportunities for financial institutions as well as emerging financial services providers such as Alt-FIs and FinTechs.
Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End-User engagement by providing an ever-broadening set of new and innovative digital financial services, solutions and experiences which better align with End Users' increasingly digital lives, experiences and interactions. These services, experiences and solutions include, among other things, account opening, deposits, investments, payments, money transfers, credit card management and loan applications.
The digital solutions offered by emerging financial services providers are often dependent upon core banking functions, creating an interdependency between emerging and traditional financial services providers. Financial institutions of all sizes provide two fundamental banking functions among others - they hold NCUA-insured or FDIC-insured deposits and they transfer money. Providing these critical banking functions generally requires a federal or state banking charter, as well as specialized expertise and infrastructure, and subjects the provider to complex regulatory oversight by various authorities. As an example, electronic payment transactions in the United States, other than wire transfers, are conducted as automated clearinghouse, or ACH, transactions, which settle through the Federal Reserve System in most cases, and generally, only financial institutions can obtain the necessary master account with a Federal Reserve Bank to settle transactions. These laws and regulations have existed for decades, are extremely burdensome, constantly evolving, and require financial institutions to implement and maintain complex and costly operating policies, procedures and infrastructure to protect End Users, their deposits and their personal information. As emerging financial services providers explore new digital services offerings, they often utilize the banking services of financial institutions in partnership rather than making the significant investments in expertise and infrastructure necessary to obtain a banking charter and otherwise become regulatory-compliant.

Security is paramount for digital financial services
The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, the incidence of fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security protocols. In addition, safeguarding the funds and information of financial service providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
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
Digital financial services are complex and often have limitations
The continued proliferation of mobile and tablet devices and digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End-User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increase the difficulty of providing a consistent, intuitive and personalized End-User experience. Aging or increasingly complex solutions can create the following challenges for financial services providers:
•integrating applications and systems from multiple vendors may increase costs and time-to-market;
•managing relationships with multiple vendors can be time consuming and require greater management infrastructure;
•building, maintaining and upgrading regulatory-compliant and secure solutions and infrastructure can be expensive and time-consuming and require special expertise that can be hard to find and retain;
•operating, supporting and upgrading systems from multiple vendors can be difficult, costly and less secure and limit the ability to provide a unified End-User experience or comprehensive view of End-User behavior;
•partnering with FinTechs and Alt-FIs and innovating and delivering new solutions can be difficult and cost-prohibitive when integration with dated legacy infrastructure is required; and
•training End Users and internal personnel on the use of different point systems can be challenging, time-consuming and costly.
The use of multiple point solutions for digital financial services can require End Users to maintain different login credentials across digital channels and learn and understand different systems. Additionally, the disjointed nature of the underlying workflows, data and terminology caused by the implementation of multiple solutions can lead to decreased End-User adoption, retention and satisfaction. End Users' adoption, retention and satisfaction can also be adversely impacted by the dated End User interfaces of older legacy systems.
The market for digital financial services is significant
We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2020, consisted of approximately 10,200 financial institutions with combined assets of $8.3 trillion, representing 36% of assets held by all federally-insured financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.

The Alt-FI and FinTech markets consist of thousands of emerging financial services providers all over the world seeking to provide End Users with new and innovative financial services, experiences and solutions that can be competitive with, but also complimentary to and dependent upon banking. Alt-FIs and FinTechs are typically more nimble and development-focused and less constrained than traditional financial services providers are by legacy technology solutions, physical branch locations and regulation. Alt-FIs and FinTechs have received substantial investment, estimated to be greater than $250 billion globally from 2008 through 2020, according to Deloitte's web-based Interactive Fintech Funding Report citing Venture Scanner source data.
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
The continued proliferation of mobile and tablet devices and digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End-User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering secure, regulatory-compliant, integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increases the difficulty of providing a consistent, intuitive and personalized End-User experience.
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
Our Solutions
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial service providers engage with End Users. We sell our solutions to financial institutions, Alt-FIs, and FinTechs. Our solutions are designed to deliver a robust suite of digital financial services that enable End Users of banking, lending, leasing and BaaS solutions to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End-User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End-User acquisition, retention and engagement.

Key Solution Offerings
Our portfolio of digital solutions includes the following key offerings:
•Digital Banking Platform: Our digital banking platform supports our RCFI customers in their delivery of unified digital banking services across digital channels. Our open digital banking platform provides our RCFI customers with the tools, knowledge, and access necessary to customize and extend the platform, allowing our RCFI customers to deliver targeted experiences and branding to End Users.
•Lending and Leasing: Our end-to-end digital lending and leasing portfolio allows our financial institution, Alt-FI and FinTech customers to simplify the End-User experiences of borrowers, accelerate loan decisioning, and reduce operational inefficiencies through digitization and automation of the traditional loan application and underwriting process. In addition, our leasing solutions provide our financial institution, Alt-FI and FinTech customers with digital solutions for consumer, commercial, small business, construction and equipment financing. Our lending portfolio also provides commercial relationship managers with actionable data-driven insights into an individual commercial End User's entire portfolio, assessing the overall portfolio and individual relationships, highlighting potential concerns and identifying opportunities, and ultimately helping the relationship manager to more effectively price, negotiate and close commercial loans.
•BaaS: Our portfolio of open API tools provides our RCFI, Alt-FI and FinTech customers with a cost-effective platform to quickly develop and launch a variety of BaaS solutions that are complimentary to and, in most cases, dependent on banking. In addition, our open API tools allow our RCFI customers to create their own digital deposit and payment products, either by building their own custom solutions or by using Q2-developed white-label products utilizing the API portfolio.
Key Benefits
Our solutions provide the following key benefits to our customers and their End Users:
•Intuitive design: We designed from inception the features and End-User experience of our solutions to be optimized for touch-based devices and then extend that design to other digital channels. This design process and our broad feature offerings enable our solutions to deliver a modern, unified End-User experience across digital channels.
•Comprehensive view of End Users: Our digital banking platform provides our RCFI customers with a comprehensive view of End-User access and activity across devices and channels. The insights made possible by a comprehensive view enable an enhanced, personalized End-User experience, real-time risk and fraud assessment and other analytic features that improve the function and security of our solutions.
•Flexible integration: We have developed a highly flexible set of integration tools, enabling the rapid integration of third-party applications and data sources. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging.
•SaaS delivery model: We developed our solutions to be cloud-based. Our customers subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. While we host our digital banking platform for substantially all of our RCFI customers, our lending, leasing, and BaaS solutions are hosted with industry leading public cloud service providers. Our SaaS delivery model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.
•Regulatory compliance: Our solutions leverage our deep domain expertise and the significant investments we have made in the design and development of our data center architecture and other technical infrastructure, including public cloud services, to meet the stringent security and technical requirements on financial institutions and financial services providers. Customers who use our cloud-based solutions are able to satisfy security and technical compliance obligations by relying on the security programs and regulatory certification of our data centers and other technical infrastructure. By doing so, our customers avoid the significant cost and effort associated with building, maintaining and upgrading a regulatory-compliant and secure environment on their own.

•Delivery of robust digital financial services across multiple channels: Our solutions enable our customers to deliver robust and integrated digital financial services to their End Users who increasingly expect and appreciate the freedom to transact and engage anytime, anywhere and on any device. Through a single log-in and consistent workflow, End Users are able to seamlessly conduct consumer and commercial transactions across digital channels and devices.
•Improved and more frequent engagement with End Users: The breadth of our solutions and quality of the End-User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities. We believe that engaging with commercial End Users, in particular, involves unique challenges, and by enabling commercial relationship managers with actionable data-driven insights into commercial End-User relationships, they can better serve their commercial End Users and increase the overall performance of their financial institution.
•Drive End-User loyalty: We believe our customers are able to drive loyalty by increasing their level and quality of End-User engagement. Our customers are able to tailor our solutions by offering individually relevant functionality as well as branded, localized End-User experiences. Our digital banking platform and lending solutions provide our financial institution customers with a comprehensive view of operational and End-User activity across channels and devices allowing them to look for opportunities to improve End-User engagement and grow their End-User relationships with targeted offerings based on specific behavior. We believe this further strengthens End-User loyalty by enabling our customers to engage End Users through customized and End-User-friendly digital experiences.
•More effective marketing of products and services: Our customers' marketing of their new and existing products and services through our solutions can be frequent, timely and targeted. The ease and availability of communications within digital channels also make it easier for End Users to find information about products and services. Our solutions also offer a simplified transaction experience, which can help improve sales of products and services.
•Real-time security: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our Q2 Sentinel product are able to block suspected fraudulent activity in real-time at the application layer and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach reduces and better manages the security risks in financial services and help protect our customers' reputations.
Our Business Strengths
Since our inception, our mission has been to help financial institutions compete and strengthen the markets they serve. We are highly committed to this mission, and support it by focusing on designing, developing and acquiring new, innovative digital banking and other financial services solutions to meet transforming End-User expectations. We believe we are well positioned to connect and serve traditional and emerging financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally:
•Our purpose-built digital banking platform leads the RCFI digital banking market: We built our digital banking platform to address unique challenges that RCFIs face in providing digital banking services. Our digital banking platform was created to support the proliferation of mobile and tablet devices and the speed at which their use has become a common part of daily life. Our digital banking platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our digital banking solutions enable our RCFI customers to provide a compelling, unified End-User experience to consumer and commercial End Users using a single login anywhere, anytime and on any device. We believe our deep domain experience as a leading provider of digital banking solutions positions us well to provide new, innovative digital banking and other financial services solutions to meet transforming End-User expectations.
•We have acquired and developed solutions to better serve our financial institution customers and a broader set of global financial service providers including Alt-FIs and FinTechs: Over the past few years, we have expanded our portfolio to include offerings such as our end-to-end lending and leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.

•We have a proven track record in providing digital solutions to financial services providers: Our founders and management have a track record of successfully delivering technology for financial services providers. We have deep domain expertise in financial services and community banking which we utilize to develop and deliver our solutions and services to our customers.
•Our sales model is tailored to our different markets: The financial institution market is well defined and allows us to effectively direct our go-to-market strategy for our sales and marketing efforts. Utilizing the deep industry experience of our management and sales teams, we are able to leverage our relationships with leaders and influencers at many of our financial institution customers as valuable sources of reference and promotion. We have also developed actionable insights into our sales and marketing performance, enabling us to be efficient with our go-to-market investments. The Alt-FI and FinTech markets are relatively new, broad and continually evolving. As a result, we utilize third-party partnerships and insights from our experience with financial institution customers to effectively pursue these markets.
•We grow our customer relationships over time: Throughout our long-term customer relationships, we employ a structured strategy designed to inform, educate and enhance customer confidence and help our customers identify and implement additional solutions to benefit and grow their End-User bases.
•Our revenues are highly predictable: To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs. We generally recognize our revenues over the terms of our customer agreements. The initial term of our digital banking platform customer agreements averages over five years. Our long-term agreements and our high customer retention, as well as the growth over time in the number of End Users using our solutions, drive the recurring nature of our revenues and provide us with significant visibility into future revenues. Furthermore, we believe our customer services model drives high retention rates and incremental sales of our solutions.
•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past ten years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.
Our Growth Strategy
We believe we are well positioned to connect and serve traditional and emerging financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally. To accomplish this goal, we are pursuing the following growth strategies:
•Further penetrate our large market opportunity: We believe financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with financial institutions, Alt-FIs and FinTechs across a variety of digital channels. Over the past three years, in response to the increasing demand for innovative digital banking and other financial services, we have expanded our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of emerging financial services providers such as Alt-FIs and FinTechs and their End Users, which also facilitates partnerships with and integration to the digital solutions of our financial institution customers. We intend to further penetrate our large market opportunity and increase our number of financial institution, Alt-FI and FinTech customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.
•Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling additional solutions such as our lending and leasing, digital account opening and data-driven sales enablement and portfolio management solutions. In addition, our revenues from existing customers continue to grow as these customers increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. We believe our recent investments in digital lending, leasing, BaaS, digital account opening and data-driven sales enablement and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users.

•Continue to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. For example, in June 2017, we introduced Q2 BaaS (previously known as Q2 Open), a portfolio of open API financial services which are designed to allow RCFIs, Alt-FIs and FinTechs to develop and support their own digital financial services and solutions more quickly and cost-effectively. Q2 BaaS additionally provides an opportunity for our RCFI customers to partner with Alt-FIs and FinTechs in providing innovative digital services and solutions to meet evolving End-User demands. In October 2018, we acquired Cloud Lending Solutions, or Cloud Lending. With the Cloud Lending acquisition, we added to our portfolio of solutions an end-to-end digital lending and leasing platform which allows RCFIs, Alt-FIs and FinTechs to automate and digitize lending and leasing related activities. In November 2018, we acquired Gro Solutions, or Gro. With the Gro acquisition, we added Q2 Gro to our portfolio of solutions, a digital online account opening and sales and marketing platform which enables customers to make personalized recommendations and cross-sell banking products, such as deposit accounts and loans. In October 2019, we acquired Lender Performance Group, LLC, or PrecisionLender. With the PrecisionLender acquisition, we added to our portfolio of solutions PrecisionLender's data-driven sales enablement, pricing and portfolio management platform to support commercial lending for financial institutions globally, as well as Andi®, a digital enterprise coach powered by machine learning.
•Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our acquisitions of Centrix, Social Money, Unbill, Cloud Lending, Gro and PrecisionLender. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.
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
Our digital banking platform provides our customers with the following benefits:
•single-login and multi-layered security across channels and devices;
•deep integration with numerous other internal and third-party systems;
•single interface to an FI's core transaction processing and other systems of record;
•unified End-User experience and consistent workflows, languages and data;
•rapid configurability, development and deployment of new features and functionality;
•comprehensive view of End-User activity across channels and devices;
•platform wide operational, administrative and customer experience/success reporting; and
•flexible, predictive branding and personalization.

We provide the following digital banking platform solutions:

Solution	Features
Q2 Digital Banking and Transactions - Q2 UUX	• Browser-based digital banking solution
• Unified and robust financial experience across digital channels
• Comprehensive RCFI-branded digital banking capabilities such as account access, check balancing, funds transfers, bill pay, recurring payments processing, statement viewing and new products and service applications

• Support for single and batch ACH processing, payroll, state and federal tax payments and domestic and international wires
• Management functionality such as End-User enrollment, password management, permissions, rights management, reports, integrated security as well as feature assignment for digital banking

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
• Allows commercial End Users to more efficiently manage and execute higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, End-User roles, date and time as well as geographic location
• Advanced reporting designed to help RCFIs deliver key business information to commercial End Users

Q2 Sentinel	• Real-time security analytics solution designed to help RCFIs detect and block suspect transactions
• Behavioral analytics and policy-based decision prompts for RCFI administrators
• Continuous learning of End-User behaviors while providing an analysis of transaction activity via easy-to-use case management tools supporting either the authorization or interruption of transactions

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
• Supplies session details in the End-User interface to better involve End Users in their own account safety
• Reporting for regulatory compliance and risk reduction

Q2 SMART	• Targeting and messaging platform that allows RCFIs to analyze End-User data utilizing machine learning and statistical analysis designed to identify opportunities to grow their End-User relationships with targeted offerings based on specific End-User behavior
• Multichannel approach to identify traits across a broad range of End-User behavioral patterns to help RCFIs create new End-User campaigns, conversations and offers based on specific End-User behaviors
• Recommendation engine to determine which products an End User is most likely to adopt
• Summarizes End User behavioral data using clear and easily understood metrics, graphs and charts that are updated daily and presented through an intuitive End-User interface

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
• Combines advanced, multichannel account opening with targeted marketing capabilities as well as a shopping cart experience

Q2 Caliper Software Development Kit	• Tools, knowledge, and access necessary to customize and extend our digital banking platform
• Enables the development and integration of workflows in the Q2 development environment through open APIs

Q2 Biller Direct	• Bill payment solution that aggregates End Users' bills and payments into a single view, enabling bill presentment, aggregation and bill pay functionality

Q2 Partner Marketplace	• Online marketplace of pre-integrated third-party applications RCFI's can offer to their End Users and for which they can receive a portion of the End-User fees

Centrix Dispute Tracking System	• Electronic transaction dispute management solution
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

• Allows lenders to track customer interactions, set priorities and optimize workloads

Q2 PPP	• Paycheck Protection Program and Loan Forgiveness solution for lenders participating in the U.S. Small Business Administration Paycheck Protection Program, or PPP
• Manages the entire origination, underwriting and loan forgiveness process for PPP loans including loan file management, workflows, auto-decisioning, parties management, credit analysis and approvals

PrecisionLender Solutions
Our PrecisionLender platform is a cloud-based, data-driven sales enablement, pricing and portfolio management solution that allows financial institutions globally to more effectively structure and negotiate commercial lending transactions. During the commercial lending negotiation process, the PrecisionLender platform analyzes a financial institution's entire commercial End-User portfolio, and individual commercial End-User relationships, in addition to other external market information, to assess the performance of the portfolio and relationships. Based on such analysis, PrecisionLender provides commercial bankers with actionable insights by highlighting potential concerns and identifying potential opportunities, ultimately allowing them to more efficiently and effectively price, negotiate and close commercial loans. The PrecisionLender platform user experience is enhanced by Andi®, a digital enterprise coach powered by machine learning. The PrecisionLender platform includes the following distinct solutions:

Solution	Features
PrecisionLender Platform	• Cloud-based loan pricing and negotiation functionality that provides commercial and small business relationship managers with actionable insights based on analysis of their commercial and small business account holder portfolios to efficiently and effectively price and structure commercial loans, deposits and other fee-based banking services

Data Studio	• Managed and configured data environment that provides in depth analysis and reporting of a financial institution's commercial and small business account portfolios, enabling commercial and small business relationship managers to assess performance trends as well as identify cross-sales and other opportunities for improvement

Andi®	• Configurable digital enterprise coach powered by machine learning which accompanies the commercial and small business relationship manager throughout the commercial and small business loan structuring, negotiating and pricing process, making recommendations along the way leveraging the real-time analysis being performed by the PrecisionLender Platform
BaaS Solutions
In June 2017, we introduced Q2 BaaS (formerly known as Q2 Open), a portfolio of open API financial services which are designed to allow RCFIs, Alt-FIs and FinTechs to develop and support their own applications and digital financial services. Q2 BaaS additionally provides an opportunity for our RCFI customers to partner with Alt-FIs and FinTechs in providing new innovative digital financial services to meet evolving consumer expectations. Q2 BaaS is an open API portfolio which allows development-capable organizations to build front-end interfaces and experiences on top of Q2 BaaS API infrastructure:

Solution	Features
Q2 CorePro API	• An agile, cloud-based core processor that provides API tools, supporting functionality designed to enable financial institutions, Alt-FIs and FinTechs to develop applications offering federally insured deposit accounts, leveraging a system of record for ledgering banking transactions including access to ACH payments and branded debit cards integrated into Visa or MasterCard networks.
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

Partner Offerings
Our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with an internally developed, highly flexible set of integration tools allows us to build rapid integrations with our customers' internal and third-party systems to support End-User activities and customer processes. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users.
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
Our marketing team complements our sales organization through integrated programs for demand creation, pipeline acceleration, customer expansion and brand advocacy. While the financial institution market is well-defined due to the regulatory classification of financial institutions, the Alt-FI and FinTech markets are broader and more difficult to define due to the changing number of providers in each market. We focus our marketing efforts on sponsorships, highly-targeted tradeshows, publications, digital newsletters, digital advertising, account-based marketing, as well as referral agreements with strategic industry partners. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in End-User behavior and digital activities. Our marketing programs primarily target digital transformation, technology, finance, operations and marketing executives as well as senior business leaders.
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
Technology and Operations
Due to the highly regulated nature of the financial services industry, our digital banking platform combines both multi-tenant and single instance aspects. This structure is designed to maximize End-User data security and minimize compliance cost and risks. Our solutions utilize a multi-tiered architecture that allows for scalability, operational simplicity, security and disaster recovery. We have also developed an internal operations and analytics platform that aggregates and leverages customer instance and End-User experience captured within our solutions to drive future innovation and scale.
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
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2020, we had nine U.S. patent applications pending and four issued U.S. patents, with expiration dates ranging from October 2027 to January 2038. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. It may be possible for other parties to copy or otherwise obtain and use the content of our solutions without authorization. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.
Operating companies as well as other opportunistic patent and trademark holders, some of whom own large numbers of patents, copyrights, trademarks and trade secrets, seek to profit from royalties in connection with grants of licenses to their intellectual property, including through litigation, or threats of litigation, based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and will likely in the future, receive notices that claim we have misappropriated or misused other parties' intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks that cover significant aspects of our solutions. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages and could result in our having to stop using solutions found to be in violation of another party's rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing solutions, which could require significant effort and expense and which we may not be able to perform efficiently or at all. If we cannot license the intellectual property at issue or develop non-infringing solutions for any allegedly infringing aspect of our business, we may be unable to compete effectively.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally developed by financial services providers. With respect to our digital banking platform, we have a number of point solution competitors, including NCR Corporation, or NCR, nCino, Inc., Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries.

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
We believe the principal competitive factors for our solutions in the financial services markets we serve include the following:
•alignment with the missions of our customers;
•ability to provide a single platform for consumer and commercial End Users;
•full-feature functionality across digital channels;
•ability to integrate targeted offers for End Users across digital channels;
•ability to support financial institutions in acquiring deposits with open API technologies;
•SaaS delivery and pricing model;
•ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing a software development kit;
•design of the End-User experience, including modern, intuitive and touch-centric features;
•configurability and branding capabilities for customers;
•familiarity of workflows and terminology and feature-on-demand functionality;
•integrated multi-layered security and compliance of solutions with regulatory requirements;
•quality of implementation, integration and support services;
•domain expertise and innovation in financial services technology;
•ability to innovate and respond to customer needs rapidly; and
•rate of development, deployment and enhancement of solutions.
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
People
As of December 31, 2020, we had 1,751 employees, of which 1,749 are full time employees, 1,520 were employed in the United States, and 231 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
People are at the center of everything we do. Our mission is to build stronger and more diverse communities by strengthening their financial institutions. Our employees are paramount to our success, and our founders have created a set of principles to help guide us to be ethical and accountable to our customers, partners, communities we serve, each other and other stakeholders in achieving our mission. To ensure our success, we continually endeavor to create and implement employee programs that inspire learning, improve well-being and reward performance. Our current programs focus on the following key human capital measures and objectives:

Diversity, Equity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. We are building diversity, equity and inclusion into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their best. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2020 reflected the following:

	Women	Non-White (1)
Overall	35%	26%
Director-level employees and above	23%	17%
___________________________________________________________________________
(1)Excludes the impact of our Bangalore, India operations.
Our diversity, equity and inclusion efforts highlight:
•promoting an equal opportunity work environment that enables employees to feel safe to express their ideas and perspectives and where they feel they belong;
•educating employees and leaders to recognize where bias exists and building practices to combat its impact;
•recruiting, developing and retaining diverse top talent; and
•reinforcing our commitment by supporting external community-based diversity and inclusion-focused causes and organizations.
In fiscal 2020, we created and launched a diversity-focused council of 11 employees of color, sponsored by our Chief Executive Officer, to help guide us in implementing a more comprehensive diversity and inclusion strategy. Key to this strategy, in 2021 we plan to hire our first full-time leader of diversity, equity and inclusion. We are also investing in a more robust procurement and vendor management function to better promote diversity within our suppliers and partners and are adding a role that will focus on improving diversity in our employee recruiting pipeline and results. Externally, we are partnering with Austin's African American Leadership Institute development program in their mission to enhance civic awareness and leadership opportunities to make an innovative community impact on Central Texas.
Employee Engagement and Culture
Since our inception, our culture has been rooted in our mission to build stronger and more diverse communities by strengthening the financial institutions that serve them. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with our customers and employees. Our culture is demonstrated and shared through our employee traditions and customs and daily engagements among our employees and with our customers. We live our essential mission of supporting communities through active community support with volunteerism and financial support. We partner with local non-profits that align to our employees' passions with hands-on and virtual volunteering, providing care and impact to communities across the globe. Additionally, we use technology and online tools, such as YourCause, to help promote volunteer opportunities for individual employees and teams. We reward our employees for their service with donation dollars to share back with non-profits of their choice.
Listening to our employees is a core component to our employee engagement strategy. Being able to understand the needs, preferences and general feedback of our Q2 employees is critical to the design of our People programs. We gather these insights through frequent pulse-style surveys on a range of topics as well as an annual world-wide employee engagement survey conducted by an external vendor. Each year, our leadership team considers the feedback from our employee engagement surveys, both positive and constructive, and focuses on making employee-suggested changes to become an even better place to work.
We are proud to have been recognized as a highlighted employer through the Austin American-Stateman's "Top Places to Work" for the past ten years based upon our employees' satisfaction ratings. Our Charlotte, North Carolina operations have received similar recognition as a "Best Place to Work" by the Charlotte Business Journal for the last six years.

Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:
•our portfolio of company-wide events and forums that foster connections to the organization and one another;
•our employee volunteer committees focused on culture, wellness, and charitable causes help create opportunities for employees to support causes to make a difference in the workplace and local communities;
•our workspaces and virtual workspace resources that reinforce our mission and guiding principles and promote a collaborative, high-energy work environment that helps facilitate team-based problem solving and cross-departmental learning; and
•our new-hire employee orientations that help new employees understand our business, culture, mission and values.
To create a culture of teamwork and rewards, we support a range of recognition programs. One of our most utilized programs is a points-based rewards system that allows our employees to highlight successes and give thanks to individuals and teams across the organization. We encourage the engagement of peer-to-peer recognition and showcase our wins, while we utilize Q2's guiding principles as a framework to recognize the behaviors we expect our employees to model. We provide other meaningful opportunities for recognition that emphasize our commitments to each other and our customers, including our Circle of Awesomeness recognition program which awards our outstanding sales and non-sales employees based on employee and customer nominations with sizable awards, which have included company-paid group vacations and team events among other items. In January 2021, we also announced our agreement with Austin FC, Austin's new Major League Soccer team, to be the exclusive naming rights partner for their home stadium in Austin, now called Q2 Stadium. Our agreement with Austin FC will enhance our brand within Austin and globally and enable a variety of unique and exciting opportunities for us to engage our employees, customers, partners and communities.
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 careers. Once employees are onboarded, we then look at the ways in which their skills and careers can further develop at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses through on-demand as well as facilitated learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. We believe leading our employees is one of the greatest acts of trust we can provide, and accordingly all managers go through training to enable them to effectively perform as leaders. We offer leadership development resources and programs for all leaders at all experience levels, have created leadership competencies based on our guiding principles to help frame our leadership development programs and continue to build tools to continually advance leaders' capabilities to develop and scale their teams. Globally, we are invested in higher education through internship programs that target colleges and universities. We annually host dozens of interns across various of our geographies with immersive training and on-the-job learning opportunities across a broad set of functions.
Talent Acquisition
We work diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with world-class universities, including historically black colleges and universities, or HBCUs, professional associations and industry groups to proactively attract talent. We have a strong employee value proposition that leverages our unique mission-driven culture, collaborative working environment and exciting growth opportunity to attract talent. We leverage multiple resources specifically targeting diversity of candidates in our recruiting pipeline, and we are making investments to help us reduce or mitigate any unconscious bias that exists in the recruiting process. We continue to focus on talent development to broaden and enable our recruiting and leadership teams to advise and deploy even more inclusive recruitment practices.

Compensation and Benefits
Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a fast paced, highly-competitive, and technologically-challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual's contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee's financial interests with the interests of our stockholders, particularly as it relates to our long-term incentive plans. We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization, considering roles, relative experience and performance. We conduct global pay equity assessments and compensation reviews, and we are actively working to reduce unconscious bias in our hiring practices, performance reviews and promotion opportunities that may contribute to pay inequities.
We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging global benefits offered are: 401(k) retirement plan and pension plans, including employer contributions; medical insurance, prescription drug benefits, dental insurance, vision insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, legal insurance and pet insurance.
Employee Well-Being
We are committed to the health, safety and well-being of our employees. In addition to traditional employee benefits, we offer a number of innovative benefits to support the physical, mental and financial health of our employees. These include, among many other things: onsite and virtual wellness clinics and classes; online tools that assist employees with their physical and mental health; and special events with outside vendors and participants focusing on employee well-being. We also provide global access to an Employee Assistance Program (EAP) providing our employees and anyone living in their household with access to a variety of resources, including mental health and counseling, work life balance and online legal resources.
COVID-19 Measures
Since March 2020, in response to the COVID-19 pandemic nearly all of our employees have worked remotely from home. With this transition we began providing a variety of additional resources and benefits to help our employees effectively navigate the impacts of the COVID-19 pandemic as it relates to their physical, financial and mental well-being, as well as their productivity. The primary goal of these additional measures has been to create an environment where our employees feel safe and secure and are allowed the grace and flexibility to adapt to the new demands brought about by this pandemic experience. We have provided opportunities for more flexible work schedules, which has helped employees manage the challenges of unplanned at-home childcare and virtual schooling and conflicting at-home work schedules of other household members. We implemented a COVID day off program creating multiple extra global holidays for employees, affording them extra time to attend to personal matters. Additionally, we offered monthly financial stipends to all employees globally to assist them and their households with the extra expenses of at-home work, education and well-being. We also launched the Q2@home employer-paid benefit to enhance our employees' at-home work experience, providing them with a selection of ergonomic office furniture. We have implemented a number of other benefits and cultural enhancements in response to the COVID-19 pandemic, including:
•employer-paid access to virtual meditation resources;
•employer-paid telehealth for eligible U.S. employees;
•increased flexibility for employees to change contributions to flexible spending accounts;
•elimination of deductibles for COVID-related benefits claims for eligible U.S. employees;
•increased COVID-related health coverage for certain eligible non-U.S. employees;
•new virtual physical therapy benefit for eligible U.S. employees; and
•increased variety and amount of virtual culture events ranging from exercise classes, cooking classes, book clubs, musical performances, DJ dance parties, to coffees and cocktails with senior leaders.

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
Our customers and prospects are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of our customers' operations and, as a result, our business. Our solutions must enable our customers to comply with applicable requirements such as the following:
•the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act;
•the Electronic Funds Transfer Act;
•Mobile Banking Guidance;
•the Electronic Signatures in Global and National Commerce Act;
•federal, state and other usury laws;
•the Gramm-Leach-Bliley Act, or GLBA;
•the EU General Data Protection Regulation, or GDPR;
•laws against unfair, deceptive, or abusive acts or practices;
•the Privacy of Consumer Financial Information regulations;
•the Guidance on Supervision of Technology Services Providers promulgated by the Federal Financial Institutions Examination Council, or FFIEC;
•the Guidance on Outsourcing Technology Services promulgated by the FFIEC; and
•other federal, state and international laws and regulations.
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
Available Information
Our website address is https://q2.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our Internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:
•the COVID-19 pandemic and its effects;
•our ability to manage our rapid growth;
•the development of and changes to the market for our solutions compared to our expectations;
•focusing on the financial services industry and any geographies where we have customer concentration;
•managing implementation of a higher volume of or more complex configurations of our solutions;
•customer acceptance of and satisfaction with our existing and new solutions;
•intense competition in the markets we serve;
•integration of our solutions with and reliance by our solutions on third-party systems or services;
•security breaches and defects or errors in our solutions;
•failures associated with payment transactions;
•customer training and customer support;
•evolving technological requirements and enhancements and additions to our solution offerings;
•our sales and marketing capabilities, including partner relationships and the length, cost and unpredictability of our sales cycle;
•dependency on our management team and other key employees and recruiting and retaining key employees;

•international operations;
•mergers and acquisitions;
•our ability to secure sufficient additional financing;
•our revenue recognition method and the relative impacts of changes in subscription rates on implementation costs;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the accuracy of our forecasts and the market data we use;
•our history of net operating losses and our ability to utilize our net operating loss carryforwards;
•the unpredictability of customer subscription renewals or adoption;
•our profit margins and the unpredictability of End-User adoption and usage, and customer implementation and support requirements;
•changes in financial accounting standards or practices;
•maintaining proper and effective internal controls and producing accurate and timely financial statements;
•sales taxes on our solutions;
•accounting for our convertible notes;
•regulations applicable to us, our customers and our solutions and the impacts of any violation of these regulations;
•litigation or threats of litigation;
• protecting our intellectual property;
•"open source" software in our solutions;
•expenses and administrative burdens as a public company;
•the dilutive effects of future sales, or anticipation of future sales, of our common stock;
•unfavorable or misleading research by industry analysts;
•our stock price volatility and historical policy of no dividends;
•anti-takeover provisions in our charter documents and Delaware law;
•dilution to our stockholders resulting from raising capital or using equity for acquisitions; and
•our convertible notes and related hedge, warrant and capped call transactions.
Risks Related to the COVID-19 Pandemic
Uncertain and weakened economic conditions resulting from the COVID-19 pandemic are adversely affecting our industry, business and results of operations, and the extent to which the pandemic and measures taken in response thereto may impact our business, results of operations, liquidity and financial condition is uncertain and difficult to predict.
Global health concerns stemming from the COVID-19 pandemic and related government actions have caused significant disruption to the global economic environment and significantly increased economic uncertainty. In response to the pandemic, government authorities have implemented numerous measures to try to contain the spread of the disease, including travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. More recently, various vaccines have become available on a limited basis offering hope for potential progress in controlling the pandemic and an eventual return to normal. However, to date the availability of the vaccine has been relatively limited.

The COVID-19 pandemic is adversely impacting our customers and our business, but the long-term extent of such impacts is highly uncertain and difficult to predict. While we believe that to date our business continuity and pandemic plans are operating effectively and that we have been able to operate and provide services to our customers under the circumstances, if we are not able to respond to and manage these impacts and related changes effectively, our business, results of operations, liquidity and financial condition will continue to be adversely impacted. Moreover, even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business, results of operation and financial condition as a result of the virus' global economic impact, including reduced spending, lower economic activity and weakened banking and financial systems.
For example, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. While we believe these actions are reasonable and necessary as a result of the COVID-19 pandemic, they have resulted in disruptions to our normal business operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Although we have taken steps to try to protect the health of our employees in light of the COVID-19 pandemic, the continued spread of the virus may increase the risk that one or more of our key employees or other significant portions of our workforce become temporarily or permanently unavailable. Nearly all of our employees, and many of the employees of our customers and third-party providers on which we depend, are currently working remotely and have been since early March 2020 due to government work and travel restrictions, and we currently have no firm plans to begin having employees return to onsite work. Implementation services can be more challenging when being performed by our employees remotely in conjunction with customers and third-party providers whose employees also may be working remotely. Additionally, third party providers of hardware, services and software have been, and may continue to be negatively impacted or cease operating as a result of operational and economic challenges triggered by the COVID-19 pandemic. Any failures or delays in our systems or resources, including as a result of operational constraints or increased online banking activity triggered by government shelter-in-place or similar orders or demand related to government stimulus programs related to the COVID-19 pandemic, could cause service interruptions or impaired system performance. This may impair or delay our ability to sell our solutions, adversely impact our product development and harm productivity and collaboration.
In addition, the COVID-19 pandemic and the resulting weakening of the global economy, rapid increase in unemployment rates, declines in interest rates and reductions in business confidence and activity have had a significant impact on our financial institution, Alt-FI and FinTech customers, as well as the End-User businesses and individuals that utilize our customers' services. These conditions may affect the rate of technology spending and influence the timing of our customers' and prospective customers' technology purchasing and implementation decisions, which could adversely affect our customers' and prospective customers' ability or willingness to purchase our solutions, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, negatively affect our renewal rates and churn or result in a decrease in the number of End Users of our solutions or the transactions performed using our solutions, each of which is difficult to predict and any of which could adversely affect our operating results and financial condition on both a short-term and long-term basis. For example, we have experienced and expect to continue to experience delayed implementations as a result of the COVID-19 pandemic as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. In addition, while we believe the COVID-19 pandemic will increase the importance and prominence of digital financial solutions, likely resulting in increased registration of new End Users with existing Installed Customers and the retention of certain customers that may have otherwise not renewed their contracts, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which may delay bookings and our recognition of revenue. Given the uncertainty that still surrounds COVID-19, we are expecting sales performance for the foreseeable future across all our solutions to be slower than it would have been without the pandemic. The impact of the COVID-19 pandemic also has and may continue to delay customer decisions with respect to contract extensions and may result in certain downgrades and cancellations from existing customers. For example, we have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we have to date made conditional on associated contract extensions to offset the impact of the reduced payments. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic.
With the increased economic uncertainty and reduced economic activity, including consumer and business spending, resulting from the COVID-19 pandemic, our growth rate is likely to decline, and may decline significantly. In addition, the operational constraints placed on our business as a result of the COVID-19 pandemic may adversely impact our ability to bring new solutions to market in a timely manner. The duration and extent of the impact from COVID-19 on our growth rate depends on future developments that cannot be accurately predicted at this time.

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
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our results of operations, liquidity or financial condition and could cause, contribute to or increase the likelihood of many of the risks with respect to our business and ownership of our securities described further in this "Risk Factors" section, any of which could also have a material adverse effect on our results of operations, liquidity or financial condition.
Risks Related to our Operations, Industry and the Markets We Serve
We have experienced rapid growth in recent periods and if we fail to manage our growth effectively or experience a decline in our growth rate, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $241.1 million for the twelve months ended December 31, 2018 to $315.5 million for the twelve months ended December 31, 2019 and $402.8 million for the twelve months ended December 31, 2020. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

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
A significant portion of our revenues is derived from RCFIs. RCFIs have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many RCFIs have failed, merged or been acquired. Failures and consolidations are likely to continue, and there are very few new RCFIs being created. Further, if our customers merge with or are acquired by other entities such as financial institutions that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger RCFIs that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated or particular segments of customers on which we focus may cause our customers to reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. Additionally, a significant portion of our revenues is derived from RCFIs in states, in particular Texas, whose economies are substantially dependent upon the energy and natural resources market, in particular oil and gas exploration and production. Since 2014, the price of oil and gas has remained low resulting in significant economic uncertainty in Texas and such other states. Should the price of oil and gas decline further or remain at the current low price for an extended period, the general economic conditions in Texas and such other states will be negatively affected, which could have a material adverse effect on our RCFI customers, and accordingly our business, results of operations, and financial condition.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally developed by financial services providers. With respect to our digital banking platform, we have a number of point system competitors, including NCR Corporation, or NCR, nCino, Inc., Alkami Technology, Inc. and Kony, Inc. (acquired by Temenos AG in September 2019) in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending and leasing platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our BaaS solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development. In the uncertain economic environment caused by COVID-19, many of our competitors may have greater liquidity and access to capital than we do and may respond to market conditions by lowering prices to compete for customers, the impact of which could adversely impact our business and financial results.

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
•suffers a security incident or other incident that requires us to discontinue integration with its systems or services or results in a compromise of our systems or services;
•ceases to operate;
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

If our security measures or the security measures of our customers or third-party providers on whom we rely are compromised or unauthorized access to our systems or customer data is otherwise obtained, our solutions may not be secure or may be perceived as not being secure, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also may have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solution to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies or procedures, or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, harm our business and result in increased volatility in our stock price. Cyber-attacks, ransomware attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition to traditional computer "hackers," malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions. In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be an increased risk of cyber-attacks or cyber fraud related to the COVID-19 pandemic, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided. A failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
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
Events affecting our customers' businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events may cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and may impact our business and operations. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
Defects or errors in our solutions, including failures associated with payment transactions, could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.
Our solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new versions are released. The volume and dollar amount of payment transactions that we, our customers and our third-party partners process is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks and check clearing that support consumers, financial institutions and other businesses. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
Any such errors, defects, other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us to remedy, damage our customers' businesses and harm our reputation. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation and adverse publicity. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
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
We rely on hardware and services that we purchase or lease and software, including open source software, that we develop or license from, or that is hosted by third parties, to offer our solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. These third-party providers have chosen and may in the future choose not to continue to support certain of the hardware, software or services we license. We also have chosen and may in the future choose to discontinue the use of the hardware, services or software we acquire or license from such third-party providers, which may require that we pay termination fees or recognize related accounting charges or impairments. While we are not substantially dependent upon any third-party hardware, services or software other than our third-party data centers, the loss of the right or ability to use all or a significant portion of our third-party hardware, services or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
Any errors or defects in the hardware, services or software we use could result in errors, interruptions or a failure of our solutions. Although we believe that there are alternatives, any significant interruption in the availability of all or a significant portion of such hardware, services or software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Furthermore, such hardware, services and software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of such hardware, services or software could limit access to our solutions. Additionally, we rely upon third parties' abilities to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to effect changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our solutions in the event that such software becomes obsolete or incompatible with future versions of our solutions or is otherwise not adequately maintained or updated.
We depend on data centers operated by third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet could adversely affect our business.
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and certain of our lending and leasing and BaaS solutions are hosted by cloud-based providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. In early April 2020 and January 2021, financial institutions and their online banking service providers experienced unprecedented user login activity as a result of increased online banking activity due to global shelter-in-place and similar orders, as well as a significant increase in logins by End Users seeking to check their accounts for receipt of government stimulus funds. In April 2020, these unprecedented levels of logins resulted in delayed access to online banking for many financial institutions, including many of our customers. As a result of these delays, we have taken steps and made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based services, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.

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
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, certain of our digital lending and leasing solutions will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform or its operations generally, they will reflect poorly on us and the adoption and renewal of certain of our digital lending and leasing solutions and our business may be harmed.
If we fail to provide effective customer training on our solutions and high-quality customer support, our business and reputation would suffer.
Effective customer training on our solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions and for the renewal of existing customer agreements. Providing this training and support requires that our customer training and support personnel have financial services knowledge and expertise, making it difficult for us to hire qualified personnel and scale our training and support operations. Additionally, training and support services may become more difficult to perform in light of the operational constraints related to the COVID-19 pandemic, including remote working by us and our customers' employees. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve any post-implementation issues and provide effective ongoing customer support, our ability to sell additional solutions to existing and future customers could suffer and our reputation would be harmed.
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
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited. Furthermore, as a result of the COVID-19 pandemic, nearly all of our employees, and many of the employees of our customers and third-party providers on which we depend, now perform their functions remotely. If shelter-in-place, business closure, business occupancy limitation, and other restrictive orders continue, they may adversely impact our ability to effectively train and retain qualified individuals and the effectiveness of our direct sales team. We also may take additional actions in response to the COVID-19 pandemic that further alter our business operations as the situation evolves. These decisions may delay or reduce sales and harm productivity and collaboration. The ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business cannot be predicted at this time.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to achieve significant revenue growth in the future will depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationships with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.
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
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to customers located outside of the U.S., our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, the United Kingdom and Europe. We also may expand our international operations in the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
•the burdens of complying with a wide variety of foreign laws and different legal standards, certain of which may be significantly more burdensome than those in place in the U.S.;
•increased financial accounting and reporting burdens and complexities;
•longer payment cycles and difficulties in collecting accounts receivable;
•longer sales cycles;
•political, social and economic instability abroad;
•terrorist attacks and security concerns in general;
•integrating personnel with diverse business backgrounds and organizational cultures;
•difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;
•travel restrictions imposed in response to the COVID-19 pandemic;

•constraints of remote working by employees during the COVD-19 pandemic due to limitations of local infrastructure or other resources;
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
In particular, we operate some of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities internationally, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective. In addition, if information technology and security controls we have implemented to address risks posed by research and development activities outside of the U.S. are breached or are otherwise ineffective, our intellectual property or technical infrastructure could be compromised or stolen and we could be subjected to cyberattacks or intrusions.
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
We may require additional capital in the future to pursue business opportunities or acquisitions, pay off our existing debt or respond to challenges and unforeseen circumstances. We also may decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.
Financial and Accounting-Related Risks
Because we recognize revenues from a significant portion of our solutions over the terms of our customer agreements, the impact of changes in the subscriptions for such solutions will not be immediately reflected in our operating results, and rapid growth in our customer base may adversely affect our operating results in the short term since we expense a substantial portion of implementation costs as incurred.
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
•public health emergencies and their effect on the operations of us, our customers, our third-party providers and on the overall economy;
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
Moreover, the price of our convertible notes and our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our convertible notes and common stock could decline substantially.
We have a history of losses, and we do not expect to be profitable for the foreseeable future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $137.6 million, $70.9 million and $35.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $381.2 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
The markets in which we compete and demands of our customers are constantly changing and it is difficult to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption, or any customer terminations, will have on our revenues or operating results.
As the markets for our existing solutions develop and evolve, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Additionally, as a result of the operational and economic challenges being faced by our customers, we could be forced to modify contractual or payment terms with our customers. Moreover, large or influential financial services providers may demand more favorable pricing or other contract terms, including termination rights. As a result, in the future we may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2020, we had approximately $536.5 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026. In addition, Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings and may have undergone an ownership change as a result of our initial public offering in March 2014, or our registered common stock offerings in March 2015, September 2015, June 2019, May 2020, or in connection with shares of our common stock issued in connection with our November 2020 convertible debt exchange, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions was approximately $0.9 million as of December 31, 2020. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
We do not collect sales or other similar taxes in other states or jurisdictions and some jurisdictions do not apply sales or similar taxes to certain solutions. State, local and foreign taxing jurisdictions have differing rules and regulations governing sales and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our solutions in various jurisdictions is unclear. We review these rules and regulations periodically, and when we believe we are subject to sales and other taxes in a particular jurisdiction, we may voluntarily engage tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more jurisdictions, including those for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. While we have documented and assessed our internal controls, we continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment and annual independent registered public accounting firm attestation reports of the effectiveness of our internal control over financial reporting. Additionally, as a result of operational constraints related to the COVID-19 pandemic, including nearly all of our employees working remotely and employees of our independent registered accounting firm no longer having access to our facilities, our existing controls and procedures may prove inadequate, or may require enhancement and we may be required to adopt additional controls and procedures. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
Legal and Regulatory Risks
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End-User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's GDPR, which came into force in May 2018 and the California Consumer Privacy Act, which came into force in January 2020, each of which creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.
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

Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our customers' End-User information, which, among other things, could negatively affect our ability to satisfy our customers' needs.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, our overall financial condition and our operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition, leading analysts and investors to reduce their confidence and expectations and reduce the trading price of our stock.
Lawsuits by third parties against us or our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results and financial condition.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we regularly are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims also may increase as we continue to add new customers and as a result of our being a public company. The defense against these allegations and disputes and, if unsuccessful, their resolution could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. Successful outcomes in these disputes depend upon our ability to demonstrate that our solutions do not infringe upon the intellectual property rights of others. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger or more relevant patent portfolios than we have.
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
In certain instances, we license technologies from third parties for use directly or indirectly in our solutions or for resale with our solutions. Our contracts with these third parties may include provisions that require the third party to indemnify us in the event of any claim or dispute that the third party's technologies infringe upon the patent or other intellectual property rights of others. If we are unable for any reason to seek indemnity or otherwise collect from those third parties our direct or indirect liabilities related to any claim, then we may have to bear the liabilities ourselves and our business performance and financial condition could be substantially harmed.
The risk of patent litigation exists with operating entities but also has been amplified by the increase in the number of non-practicing patent asserting entities, or "patent trolls." Any claims or litigation, whether by operating entities or "patent trolls," could cause us to incur significant expenses and, if successfully asserted against us or our customers whom we indemnify, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.
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
As of December 31, 2020, we had nine U.S. patent applications pending and four issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
As of December 31, 2020, we had an aggregate of 55,562,094 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 20,115,776 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In February 2018, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2023, or the 2023 Notes. In June 2019, we issued $316.3 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes. In addition, in June 2019, we also completed a registered offering of a total of 3,033,684 shares of our common stock at a price of $69.50 per share. In May 2020, we completed a registered offering of a total of 4,735,294 shares of our common stock at a price of $76.50 per share. In November 2020, we entered into a privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 2023 Notes to exchange $181.9 million of our 2023 Notes for $210.7 million of our 0.125% Convertible Senior Notes due 2025, or the 2025 Notes, and to issue $139.3 million of incremental 2025 Notes to new investors, resulting in the issuance of an aggregate of $350.0 million principal amount of 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes issued in connection with the offering of the 2023 Notes, 2025 Notes, 2026 Notes and exercise of our warrants issued in connection with the 2023 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
If securities or industry analysts publish unfavorable or misleading research about our business, or cease coverage of our company, our stock price and trading volume could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts who covers us downgrades our stock or publishes unfavorable or misleading research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock, and demand for our stock could decrease, which could cause our stock price or trading volume to decline.
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
We currently do not intend to pay dividends on our common stock, and, consequently, the only opportunity to achieve a return on investment is if the price of our common stock appreciates.
We have never declared nor paid cash dividends on our capital stock. We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Consequently, the only opportunity to achieve a return on investment in our company will be if the market price of our common stock appreciates and shares are sold at a profit. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price that is paid for our common stock.
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
Risks Related to Our Convertible Notes
We incurred indebtedness by issuing our 2023 Notes in 2018, our 2026 Notes in 2019, and our 2025 Notes in 2020, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2023 Notes in 2023, the principal of the 2026 Notes in 2026, and the principal of the 2025 Notes in 2025 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Our future operations may not generate sufficient cash to enable us to repay our debt, including the 2023 Notes, 2025 Notes or 2026 Notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
The capped call transactions entered into in connection with the offering of the 2025 Notes and 2026 Notes may affect the value of our common stock.
In connection with the offering of the 2025 Notes and 2026 Notes, we entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2025 Notes and 2026 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes or 2026 Notes, as a result of conversion of the 2025 Notes or 2026 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2025 Notes and 2026 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes and 2026 Notes, and are likely to do so during any observation period related to a conversion of the 2025 Notes or 2026 Notes or following any repurchase of 2025 Notes or 2026 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
If the conditional conversion feature of any series of convertible notes is triggered, our financial condition and operating results may be adversely affected which could decrease the trading price of our common stock.
In the event the conditional conversion feature of the 2023 Notes, 2025 Notes or 2026 Notes is triggered, note holders will be entitled to convert their 2023 Notes, 2025 Notes or 2026 Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert the 2023 Notes, 2025 Notes or 2026 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, which may negatively impact the trading price of our common stock. In addition, even if holders of the 2023 Notes, 2025 Notes or 2026 Notes do not elect to convert their 2023 Notes, 2025 Notes or 2026 Notes, as applicable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Notes, 2025 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which may negatively impact the trading price of our common stock.
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
In addition, under certain circumstances, convertible debt instruments, such as our convertible notes, that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2023 Notes, 2025 Notes or 2026 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2023 Notes, 2025 Notes and 2026 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2023 Notes, 2025 Notes and 2026 Notes then our diluted earnings per share could be adversely affected.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements, pursuant to the first of which we lease approximately 67,000 square feet of office space under a lease agreement which expires on April 30, 2021, and pursuant to the second of which we lease approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. On December 18, 2019, we entered into a lease agreement to lease approximately 129,000 square feet of an office building to be located immediately adjacent to our current headquarters, in order to expand our headquarters. This new lease agreement provides for a commencement date of June 1, 2021 for the entire premises and runs 120 months with respect to approximately 69,000 square feet, with an initial two-year renewal option, and 84 months with respect to 60,000 square feet, with an initial five-year renewal option, and an additional five-year renewal option for the entire premises after the expiration of the initial renewal terms. We also lease office space in Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; Bangalore, India; and Sydney, Australia. We believe our current facilities will be adequate for our needs for the current term.
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
As of December 31, 2020, we had 25 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Use of Proceeds From Registered Securities
On May 15, 2020, we completed a registered public offering of 4,735,294 shares of our common stock at a price of $76.50 per share, before underwriting discounts and commissions. We sold 4,235,294 of such shares and existing stockholders sold 500,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering. The May 2020 common stock offering was made pursuant to an automatically effective shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (the "SEC") on June 4, 2019 (File No. 333-231947), as amended on May 11, 2020. There have been no material changes in the planned use of proceeds from our May 2020 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 13, 2020.
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 20, 2014 (the date of our IPO) and December 31, 2020, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on December 31, 2014 in our common stock, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$800
$600
$400
$200
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Q2 Holdings, Inc.
Russell 2000 Index
S&P 1500 Application Software Index

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
October 1 - 31, 2020	—	$—	—	$—
November 1 - 30, 2020	871	114.93	—	—
December 1 - 31, 2020	2,062	115.61	—	—
Total	2,933	$115.41	—	$—
_______________________________________________________________________________
(1)Total shares purchased are attributable to shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised.
(2)Reflects the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of exercise.

Item 6. Selected Financial Data.
The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period. All amounts are in thousands, except per share data.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenues(1)	$402,751	$315,484	$241,100	$193,978	$150,224
Cost of revenues(2)(3)	228,152	162,485	121,855	99,485	77,429
Gross profit	174,599	152,999	119,245	94,493	72,795
Operating expenses:
Sales and marketing(2)	72,323	63,947	48,124	41,170	36,284
Research and development(2)	97,381	76,273	51,334	40,338	32,460
General and administrative(2)	70,937	56,739	44,990	37,179	31,959
Acquisition related costs	478	16,027	4,145	1,232	6,307
Amortization of acquired intangibles	17,888	6,339	1,844	1,481	1,470
Partnership termination charges	13,244	—	—	—	—
Unoccupied lease charges(4)	2,181	420	658	—	33
Total operating expenses	274,432	219,745	151,095	121,400	108,513
Loss from operations	(99,833)	(66,746)	(31,850)	(26,907)	(35,718)
Total other income (expense), net(5)	(36,371)	(16,618)	(7,350)	429	(209)
Loss before income taxes	(136,204)	(83,364)	(39,200)	(26,478)	(35,927)
Benefit from (provision for) income taxes	(1,416)	12,487	3,803	314	(427)
Net loss	$(137,620)	$(70,877)	$(35,397)	$(26,164)	$(36,354)
Net loss per common share:
Net loss per common share, basic and diluted	$(2.65)	$(1.53)	$(0.83)	$(0.63)	$(0.92)
Weighted average common shares outstanding:
Basic and diluted	52,019	46,198	42,797	41,218	39,649

Other Financial Data:
Adjusted EBITDA(6)	$22,220	$19,608	$18,975	$10,210	$(4,539)
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of $4.4 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.
(2)     Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenues	$9,888	$6,427	$4,773	$3,729	$2,043
Sales and marketing	8,770	7,740	5,837	3,243	2,231
Research and development	12,869	9,864	6,852	4,464	2,934
General and administrative	17,708	15,347	11,758	9,503	5,432
Total stock-based compensation expense	$49,235	$39,378	$29,220	$20,939	$12,640
_____________________________________________________________________________
(3)     Includes amortization of acquired technology of $21.3 million, $9.9 million, $4.5 million, $3.6 million, and $3.2 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(4)     Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. In 2020 the charges related to facilities in California, North Carolina, and Texas. In 2019 the charges related to facilities in Georgia. In 2018 the charges related to facilities in Texas. In 2016 charges related to facilities in Nebraska.
(5)     The year ended December 31, 2020 includes an $8.9 million reduction related to the loss on the early extinguishment of a portion of our 2023 Notes.
(6)     We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to acquisitions, (benefit from) provision for income taxes, total other (income) expense, net, deferred revenue reduction from purchase accounting, partnership termination charges, loss on extinguishment of debt, and unoccupied lease charges.
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(137,620)	$(70,877)	$(35,397)	$(26,164)	$(36,354)
Depreciation and amortization	51,840	28,457	16,802	14,946	12,199
Stock-based compensation	49,235	39,378	29,220	20,939	12,640
Acquisition related costs	1,408	16,316	4,145	1,232	6,307
(Benefit from) provision for income taxes	1,416	(12,487)	(3,803)	(314)	427
Total other (income) expense, net	27,180	16,572	7,350	(429)	209
Deferred revenue reduction from purchase accounting	4,404	1,829	—	—	—
Partnership termination charges	13,244	—	—	—	—
Loss on extinguishment of debt	8,932	—	—	—	—
Unoccupied lease charges	2,181	420	658	—	33
Adjusted EBITDA	$22,220	$19,608	$18,975	$10,210	$(4,539)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$407,703	$100,094	$108,341	$57,961	$54,873
Restricted cash	3,482	3,468	1,815	2,315	1,315
Investments	131,352	32,325	68,979	41,685	42,249
Deferred implementation, solution, and other costs, total	75,266	65,848	41,637	34,076	30,998
Intangible assets, net	184,859	223,861	63,296	12,034	15,208
Goodwill	462,274	462,023	107,907	12,876	12,876
Convertible notes, net of current portion	557,468	424,784	182,723	—	—
Deferred revenues, total	111,138	90,804	65,594	66,668	61,830
Working capital	470,390	53,369	144,631	63,014	66,458
Total stockholders' equity	$643,364	$379,412	$158,900	$106,622	$100,235

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to financial institutions, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking as a service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End-User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End-User acquisition, retention and engagement.
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
We began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs, with the mission of empowering them to leverage technology to compete more effectively and to strengthen the communities and End Users they serve. To date, a substantial majority of our revenues continue to come from sales of our digital banking platform, and we continue to be focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions. However, the continued proliferation and ubiquity of mobile and tablet devices and End Users' increasing expectations for digital services have driven increases in the number of providers, greater fragmentation of financial services markets and a broadening set of new and innovative digital services, creating challenges and opportunities in the markets served by financial institutions as well as emerging providers such as Alt-FIs and FinTechs. End Users increasingly expect to transact and engage with financial services providers anytime, anywhere and on any device, and seamlessly across devices. End Users also select digital solutions based on the quality and intuitiveness of the digital user experience.
Financial institutions, Alt-FIs and FinTechs are seeking to address these challenges and opportunities and capture End-User engagement by providing new, innovative digital financial services, solutions and experiences. Traditional financial services providers such as banks and credit unions are experiencing reduced End-User engagement in their physical branches and increased End-User engagement with their digital services and thus, they are increasing their investment in digital services. Emerging providers such as Alt-FIs and FinTechs are leveraging their digital focus and expertise and capitalizing on increased End-User demand for digital financial services by creating new and expanding existing digital service offerings. The combination of these two drivers of investment by traditional and emerging financial services providers is driving new competition, innovation and unique market opportunities.
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
We have achieved significant growth since our inception. During each of the past eight years, our average number of Registered Users per installed customer on our digital banking platform, or Installed Customer, has grown, and in many instances we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
The COVID-19 pandemic creates significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events could accelerate the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve customers and grow our business. We considered the uncertainties and risks posed by the continuing COVID-19 pandemic when preparing our 2021 budget and hiring plans and though hiring may be somewhat lower than the growth rates experienced in 2019 and prior, we expect our hiring plans to accelerate during 2021 based on our expectations that buying environments and cross sale opportunities continue to improve in 2021. In the long term, and subject to more certainty regarding the COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization (including needs resulting from the COVID-19 pandemic). Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
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
COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" above. There are no comparable recent events that provide guidance as to the impacts that the spread of COVID-19 may have, and, as a result, the ultimate impacts of the pandemic are highly uncertain and subject to change.
We have for many years maintained a business continuity plan and a pandemic plan, which we regularly test and update as needed. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely.
In late February 2020, we implemented enhanced sanitation efforts at our locations, including more strict cleaning protocols for common surfaces and additional hand sanitization stations across our locations. In early March 2020, we indefinitely suspended all non-essential, work-related domestic and international travel, instituted two-week self-quarantines for any employees who had recently traveled prior to the suspension, and implemented protocols for employees to report personal health situations which resemble COVID-19. By early March 2020, over 90% of our employees had transitioned to working remotely from home and by mid-March 2020 virtually every one of our employees had transitioned to working remotely from home. We have now implemented strict protocols for any employee to enter any of our facilities, including the approval of senior management, advance health screening for COVID-19 symptoms and strict social distancing requirements while onsite, including mask-wearing, physical-spacing and indoor foot-traffic requirements. As of the filing date of this Annual Report on Form 10-K, we continue to operate with nearly every employee working remotely, except for minimal essential functions requiring facility access from time to time, only if required, in compliance with such protocols. We currently have no firm plans to begin having employees return to onsite work. We also modified our 2020 annual customer conference to be a virtual event, which we hosted in multiple segments from April to June 2020. We have similarly cancelled all in-person aspects of our contemplated spring 2021 customer conference and are currently evaluating to what extent and in what format we may hold the conference in the future. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
We believe that to date our business continuity and pandemic plans are operating effectively and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels. We do not yet have firm plans on when or how we will transition back to onsite operations across our facilities, but we continue to monitor the situation closely and to plan accordingly. To date, we believe our corporate culture, business model, customer relations, and technology and information technology infrastructure have effectively allowed our employees to substantially perform their roles while working remotely. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for many employees.
We also have conducted an extensive outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic will increase the importance and prominence of digital financial solutions, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has resulted in delays in certain purchasing decisions and implementations. For example, we are able to deliver our solutions remotely. However, the

COVID-19 pandemic and its related restrictions have caused challenges for financial institutions to execute in-branch operations which makes executing more complex projects, such as implementations of new technology solutions, more difficult. Further, we have experienced and expect to continue to experience delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We also have experienced and expect to continue to experience certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we have to date made conditional on associated contract extensions to offset the impact of the reduced payments. Accordingly, we expect to continue to see negative impacts of COVID-19 on our bookings, revenues, gross margins and cash flows from operations, although we anticipate gradual improvement during 2021 as compared to the impacts we experienced in 2020.
Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower than what it otherwise would have been for the year ending December 31, 2021. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings during the year ending December 31, 2021, although at this time we are unable to predict the extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Despite these challenges among financial institutions, the usage by End Users of digital financial solutions has never been higher, and we are making additional investments to enhance our technology infrastructure to support this heightened usage. We have seen increased online banking activity as a result of shelter-in-place and similar orders as well as spikes in logins as End Users check accounts for such things as government stimulus funds. We believe the challenges and opportunities posed by the COVID-19 pandemic have and will continue to cause financial institutions to increase their focus on maintaining and improving their digital financial services offerings.
Refer to "COVID-19 Measures" included in Item 1, "Business – People" for additional information on actions we have taken in response to the COVID-19 pandemic.
Recent Events
On November 18-19, 2020 we consummated privately negotiated exchanges and subscriptions with certain holders of our 2023 Notes and certain new investors pursuant to which we issued $350 million principal amount of 0.125% Convertible Senior Notes due 2025, or 2025 Notes, consisting of (a) $210.7 million of 2025 Notes and either shares of our common stock or cash in exchange for approximately $181.9 million principal amount of the 2023 Notes, or the Exchange Transactions, and (b) $139.3 million principal amount of 2025 Notes for cash, or the Subscription Transactions. The 2025 Notes bear interest at a fixed rate of 0.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021. In connection with the issuance of the 2025 Notes, we entered into capped call transactions with one or more counterparties, with the intention of using the capped calls to offset the potential dilution to the common stock upon any conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2025 Notes, as the case may be, in the event the market price per share of common stock is greater than the strike price of the capped calls, with such offset subject to a cap. We did not receive any cash proceeds from the Exchange Transactions. In exchange for issuing the 2025 Notes pursuant to the Exchange Transactions, we received and cancelled the exchanged 2023 Notes. The Subscription Transactions generated net proceeds to us of approximately $92.6 million, after deducting $6.9 million in offering costs, including $39.8 million to purchase the capped calls. We refer to the capped call transactions entered into in connection with our 2025 Notes and our previously issued 2026 Notes as the Capped Calls.
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
Installed Customers
We define Installed Customers as the number of customers on our digital banking platform from which we are currently recognizing revenues. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions, and customer attrition, including as a result of merger and acquisition activity among financial institutions. While we believe the COVID-19 pandemic has and will continue to increase the importance and prominence of our portfolio of digital financial services solutions and provide us with an opportunity to continue to grow our business, the increased economic uncertainty and reduced economic activity resulting from the pandemic, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which we anticipate will continue to slow the rate at which we add new Installed Customers during 2021 as compared to what our growth rate would have been without the effects of the pandemic. We had 450, 414 and 401 Installed Customers on our digital banking platform as of December 31, 2020, 2019 and 2018, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues typically grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic has and will result in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, is also resulting in delays in certain purchasing decisions and implementations, that has and may continue to slow the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 17.8 million, 14.6 million and 12.8 million Registered Users as of December 31, 2020, 2019 and 2018, respectively.
Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. We believe the COVID-19 pandemic has and will continue to create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also has and likely will continue to result in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions, which may adversely affect our revenue retention rate. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our revenue retention rate. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122%, 120% and 114% for the years ended December 31, 2020, 2019 and 2018, respectively.

Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic has and will continue to create incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has and likely will continue to result in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. For example, we have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, which we have to date made conditional on associated contract extensions to offset the impact of the reduced payments. We also have and could continue to experience contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 5.9% to 3.5% over the last nine years, and we had annual churn of 5.9%, 5.1%, and 5.0% for the years ended and December 31, 2020, 2019, and 2018, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets, partnership termination charges and unoccupied lease charges can have a material impact on our GAAP financial results.
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

	Year Ended December 31,
	2020	2019	2018
Revenue:
GAAP revenue	$402,751	$315,484	$241,100
Deferred revenue reduction from purchase accounting	4,404	1,829	—
Total Non-GAAP revenue	$407,155	$317,313	$241,100

Non-GAAP Operating Income
We provide non-GAAP operating income using non-GAAP revenue as discussed above and excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets, partnership termination charges and unoccupied lease charges. We believe these measures are useful for the following reasons:
•Deferred revenue reduction from purchase accounting. We provide non-GAAP information that excludes the deferred revenue reduction from purchase accounting. We believe that the exclusion of deferred revenue reduction from purchase accounting allows users of our financial statements to better review and understand the historical and current results of our continuing operations.
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
•Amortization of acquired technology. We provide non-GAAP information that excludes expenses related to purchased technology associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired technology can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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
•Partnership termination charges. In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, we agreed to pay a termination fee of $5.6 million in May 2020 and $7.6 million in the third quarter of 2021. We are excluding the charges associated with this partnership termination as they are non-recurring in nature and would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude partnership termination charges allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of peer companies, both with and without such adjustments.
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

	Year Ended December 31,
	2020	2019	2018
GAAP operating loss	$(99,833)	$(66,746)	$(31,850)
Deferred revenue reduction from purchase accounting	4,404	1,829	—
Stock-based compensation	49,235	39,378	29,220
Acquisition related costs	1,408	16,316	4,145
Amortization of acquired technology	21,341	9,871	4,465
Amortization of acquired intangibles	17,888	6,339	1,844
Partnership termination charges	13,244	—	—
Unoccupied lease charges	2,181	420	658
Non-GAAP operating income	$9,868	$7,407	$8,482
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, (benefit from) provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, partnership termination charges, loss on extinguishment of debt, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(137,620)	$(70,877)	$(35,397)
Depreciation and amortization	51,840	28,457	16,802
Stock-based compensation expense	49,235	39,378	29,220
Acquisition related costs	1,408	16,316	4,145
(Benefit from) provision for income taxes	1,416	(12,487)	(3,803)
Total other (income) expense, net	27,180	16,572	7,350
Deferred revenue reduction from purchase accounting	4,404	1,829	—
Partnership termination charges	13,244	—	—
Loss on extinguishment of debt	8,932	—	—
Unoccupied lease charges	2,181	420	658
Adjusted EBITDA	$22,220	$19,608	$18,975

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
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We have experienced a significant slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower than they would have been without the pandemic during the year ending December 31, 2021. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings, in 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long-term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic.
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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2021 budget and hiring plans and while hiring may be somewhat lower than the growth rates experienced in 2019 and prior, we do expect them to accelerate in 2021 as compared to hiring in 2020 based on our expectation that buying environments and cross sale opportunities continue to improve. Additionally, while nearly all of our employees are working remotely from home and we have suspended all non-essential business travel and conference participation, including cancelling in-person attendance at our own customer conference typically held in April of each year, we do expect that as the COVID-19 vaccine becomes more widely available and based on the expectation that cases would correspondingly begin to decline, that some of these activities will begin to return in the second half of 2021. As a result, certain costs associated with operating physical locations and facilitating employee travel will remain reduced in the first half of 2021, but we anticipate that we will see a gradual increase in such costs in the second half of 2021. As of the filing date of this Form 10-K, we have no firm plans to begin having employees return to onsite work.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense and loss on disposal of long-lived assets. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes, and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.

As a result of the convertible debt exchange we completed in November 2020, we also recorded an $8.9 million non-cash loss on early extinguishment of debt as other expense in the consolidated statements of comprehensive loss, reflecting the early extinguishment of a portion of our 2023 Notes. The non-cash loss on the early extinguishment of debt is the difference between the amount paid to exchange the 2023 Notes that we attributed to the liability component and the net carrying balance of the liability component at the time that we completed the debt exchange.
(Benefit from) Provision for Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill, and income tax expense from foreign operations. We incurred state and foreign income taxes for each of the years ended December 31, 2020, 2019 and 2018. Our net operating loss carryforwards for federal income tax purposes were $536.5 million and $415.2 million at December 31, 2020 and 2019, respectively, which will expire at various dates beginning in 2026, if not utilized. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. We also held state tax credits of $2.2 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively, and federal R&D tax credits of $8.2 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively. The state tax credits will begin to expire 2026 if not utilized and the federal R&D tax credits will begin to expire in 2036, if not utilized.
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
Subscription Revenues
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
Transactional Revenues
We generate the majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform. We also generate a smaller portion of our transactional revenues from interchange fees generated when End Users utilize debit cards integrated with our Q2 CorePro API or Q2 Biller Direct products. We recognize revenue for bill-pay transaction services and interchange fees in the month incurred based on actual transactions.
Services and Other Revenues
Implementation services are required for each new digital banking and lending and leasing platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. Our revenue for upfront implementation services is billed upfront and recognized over time on a ratable basis over the customer agreement term for our hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we partner with third-party professional system integrators to support the installation and configuration process for certain products, and therefore, we have determined that these services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are separately distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market and implementation services for our loan pricing and portfolio management solution are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that outside the North American banking market, the implementation services for our lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements over time as services are performed.
The majority of our revenue recognized at a particular point in time is for usage revenue and on-premise software licenses. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service or the point the customer obtained control of the software.

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
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2020.
Other Considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which we resell certain third-party solutions along with our solutions. Generally, we report revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where we are the principal, we first obtain control of the inputs to the specific good or service and direct their use to create the combined output. Our control is evidenced by our involvement in the integration of the good or service on our platform before it is transferred to our customers and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which we are an agent are insignificant.
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
Deferred Implementation Costs
We capitalize certain personnel and other costs, such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of our solutions. We analyze implementation costs that may be capitalized to assess their recoverability, and only capitalize costs that we anticipate to be recoverable. We assess the recoverability of our deferred implementation costs based on the amount of the non-cancellable portion of a customer's contract as it relates to the specific implementation costs incurred. We begin amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and we amortize those deferred implementation costs ratably over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.

The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheet.
Deferred Solution and Other Costs
We capitalize sales commissions and other third-party costs such as third-party licenses and maintenance related to our customer agreements. We capitalize sales commissions because the commission charges are considered incremental and recoverable costs of obtaining a contract with a customer. We capitalize commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. Historically, we typically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. We required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered to be a substantive service period, and as a result, we expensed the final payment when made. Beginning in 2020, commissions were paid in a single payment once the contract had been executed and the initial deposit had been received from the customer. We begin amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortize those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
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
We are exposed to credit losses primarily through sales of products and services. We assess the collectability of outstanding contract assets on an ongoing basis and maintain a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, we analyze the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from our customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our contract assets include the customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact our customers such as unemployment, inflation and regulation matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. We have increased our reserve during 2020 due to the anticipated impact of the COVID-19 pandemic. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 global pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impact of the COVID-19 pandemic on our business operations or the global economy as a whole, however, the impact will likely have an adverse effect on our customers and inherently the related contract assets.

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
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for doubtful accounts for accounts receivable deemed uncollectable. Under ASU 2016-13, we analyze the accounts receivable portfolio for significant risks and consider prior periods and forecast future collectability to determine the amount of revenues that will ultimately be collected from our customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our accounts receivable balance include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact our customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant. As a result of the COVID-19 pandemic, we have increased our reserve. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impact of the COVID-19 pandemic on our business operations or the global economy as a whole, however the impact will potentially have an adverse effect on our customers and inherently the related receivables.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. We do not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on our stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Generally, up to one-third of the target shares of our common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of our common stock relative to the Index during the performance period. From time to time, we may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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

We estimate the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. Our expected volatility at the date of grant was based on the historical volatilities of our stock and peer firms' stocks and the Index over the performance period. We assume no dividend yield and recognize compensation expense ratably over the performance period of the market stock unit award. We recognize compensation expense using the graded attribution method on a straight-line basis over the performance period for each market stock unit award.
Convertible Senior Notes
In February 2018, we issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, we issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, we issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes.
When accounting for the issuance of convertible notes, we typically separate each of the convertible notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature is determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, we allocate the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
When accounting for an exchange of convertible notes, we evaluate whether the transaction should be evaluated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. In an exchange transaction, we will allocate a portion of the settlement consideration to the reacquisition of the liability component, which is equal to the fair value of that component immediately prior to the extinguishment, and allocate the remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of additional paid in capital. The difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and any unamortized debt issuance costs is recognized as a gain or loss on debt extinguishment in our consolidated statements of comprehensive loss.
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
In connection with our acquisitions and asset purchase discussed in Note 3 - Business Combinations, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks, non-compete agreements and assembled workforce. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2020. No impairment of goodwill was identified during 2020.
Software Development Costs
We capitalize certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers, quality control teams working on our software solutions, and third-party development costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.

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
Leases
We determine if a contract contains a lease for accounting purposes at the inception of the arrangement. We have elected to apply the practical expedient which allows us to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, we have elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. We are primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2020, we had no finance leases.
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
 ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by our leases, we utilize the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where we conclude at the inception of the lease that we are reasonably certain of exercising those options. The ROU asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Contingent Consideration
Certain former stockholders of Cloud Lending had the right to receive an earnout payment based upon satisfaction of certain financial milestones. The initial fair value of the contingent consideration related to the earnout payment was calculated utilizing the Monte Carlo simulation method under the option pricing model. Between the time of the purchase price finalization and the final measurement date of March 31, 2020, the fair value of the contingent consideration was estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the consolidated statements of comprehensive loss. As of December 31, 2020 all of the contingent consideration had been paid.
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
Results of Operations
Consolidated Statements of Operations Data
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues(1)	$402,751	$315,484	$241,100
Cost of revenues(2)(3)	228,152	162,485	121,855
Gross profit	174,599	152,999	119,245
Operating expenses:
Sales and marketing(3)	72,323	63,947	48,124
Research and development(3)	97,381	76,273	51,334
General and administrative(3)	70,937	56,739	44,990
Acquisition related costs	478	16,027	4,145
Amortization of acquired intangibles	17,888	6,339	1,844
Partnership termination charges	13,244	—	—
Unoccupied lease charges(4)	2,181	420	658
Total operating expenses	274,432	219,745	151,095
Loss from operations	(99,833)	(66,746)	(31,850)
Total other income (expense), net(5)	(36,371)	(16,618)	(7,350)
Loss before income taxes	(136,204)	(83,364)	(39,200)
Benefit from (provision for) income taxes	(1,416)	12,487	3,803
Net loss	$(137,620)	$(70,877)	$(35,397)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of $4.4 million, $1.8 million and zero for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    Includes amortization of acquired technology of $21.3 million, $9.9 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)    Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$9,888	$6,427	$4,773
Sales and marketing	8,770	7,740	5,837
Research and development	12,869	9,864	6,852
General and administrative	17,708	15,347	11,758
Total stock-based compensation expense	$49,235	$39,378	$29,220
______________________________________________________________________________

(4)     Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. In 2020 the charges related to facilities in California, North Carolina and Texas. In 2019 the charges related to facilities in Georgia. In 2018 the charges related to facilities in Texas.
(5)     The year ended December 31, 2020 includes an $8.9 million reduction related to the loss on the early extinguishment of a portion of our 2023 Notes.
The following table sets forth our consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	56.6%	51.5%	50.5%
Gross profit	43.4%	48.5%	49.5%
Operating expenses:
Sales and marketing(3)	18.0%	20.3%	20.0%
Research and development(3)	24.2%	24.2%	21.3%
General and administrative(3)	17.6%	18.0%	18.7%
Acquisition related costs	0.1%	5.1%	1.7%
Amortization of acquired intangibles	4.4%	2.0%	0.8%
Partnership termination charges	3.3%	—%	—%
Unoccupied lease charges(4)	0.5%	0.1%	0.3%
Total operating expenses	68.1%	69.7%	62.7%
Loss from operations	(24.7)%	(21.2)%	(13.2)%
Total other income (expense), net(5)	(9.0)%	(5.3)%	(3.0)%
Loss before income taxes	(33.8)%	(26.5)%	(16.2)%
Benefit from (provision for) income taxes	(0.4)%	4.0%	1.6%
Net loss	(34.2)%	(22.5)%	(14.6)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 1.1%, 0.6% and 0.0% for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    Includes amortization of acquired technology of 5.3%, 3.1% and 1.9% for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)    Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	2.5%	2.0%	2.0%
Sales and marketing	2.2%	2.5%	2.4%
Research and development	3.2%	3.1%	2.8%
General and administrative	4.4%	4.9%	4.9%
Total stock-based compensation expense	12.3%	12.5%	12.1%
______________________________________________________________________________
(4)    Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. In 2020 the charges related to facilities in California, North Carolina and Texas. In 2019 the charges related to facilities in Georgia. In 2018 the charges related to facilities in Texas.
(5)     The year ended December 31, 2020 includes a 2.2% reduction related to the loss on the early extinguishment of a portion of our 2023 Notes.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of Year Ended December 31, 2020 and 2019, and the Year Ended December 31, 2019 and 2018
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Revenues	$402,751	$315,484	$87,267	27.7%	$315,484	$241,100	$74,384	30.9%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Revenues increased by $87.3 million, or 27.7%, from $315.5 million for the year ended December 31, 2019 to $402.8 million for the year ended December 31, 2020. This increase was primarily attributable to a $59.4 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $21.5 million of the increase was generated from the business acquired in the fourth quarter of 2019, $7.2 million of the increase was generated from increases in the number of transactions processed using our solutions and $2.0 million of the increase was generated from our "Paycheck Protection Program" solutions as a result of successfully funded applications during the year ended December 31, 2020. These increases were partially offset by a $2.8 million decrease for a contract asset impairment related to the restructuring of a contract with one of our FinTech customers. The number of Registered Users on our online banking platform increased from 14.6 million on December 31, 2019 to 17.8 million on December 31, 2020.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Revenues increased by $74.4 million, or 30.9%, from $241.1 million for the year ended December 31, 2018 to $315.5 million for the year ended December 31, 2019. This increase was primarily attributable to a $43.2 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $19.4 million of the increase was generated from the businesses acquired in the fourth quarter of 2018, $9.2 million of the increase was generated from increases in the number of transactions processed using our solutions, and $2.6 million of the increase was generated from the business acquired in the fourth quarter of 2019. The number of Registered Users on our online banking platform increased from 12.8 million on December 31, 2018 to 14.6 million on December 31, 2019.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Cost of revenues	$228,152	$162,485	$65,667	40.4%	$162,485	$121,855	$40,630	33.3%
Percentage of revenues	56.6%	51.5%			51.5%	50.5%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Cost of revenues increased by $65.7 million, or 40.4%, from $162.5 million for the year ended December 31, 2019 to $228.2 million for the year ended December 31, 2020. This increase was attributable to a $29.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, which included a $5.2 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $3.5 million increase in stock-based compensation expense allocated to cost of revenues for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was an $11.5 million increase from amortization of acquired customer technology resulting from the business acquired in the fourth quarter of 2019, a $9.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $5.6 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, a $6.8 million increase from amortization of capitalized implementation services as a result of customer go lives during the year ended December 31, 2020, a $2.2 million increase in overhead costs which were allocated to our implementation and support departments, and a $1.4 million increase in other discretionary expenses. These increases were partially offset by a decrease in travel-related expenses of $1.3 million due to significantly reduced travel as a result of the COVID-19 pandemic.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Cost of revenues increased by $40.6 million, or 33.3%, from $121.9 million for the year ended December 31, 2018 to $162.5 million for the year ended December 31, 2019. This increase was primarily attributable to a $14.4 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, which includes $1.2 million and $10.8 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $1.6 million increase in stock-based compensation expense allocated to cost of revenue for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $9.3 million increase in direct costs related to bill-pay transaction processing and other third-party intellectual property included in our solutions which was related to the increase in the number of new Registered Users and transactions processed on our digital banking platform and increases in implementation and support expenses that are reimbursable from our customers, a $5.5 million increase in co-location facility costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our expanding customer base, a $5.3 million increase in amortization of acquired customer technology from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, a $3.0 million increase from capitalized services amortization, a $2.4 million increase in facilities and other overhead costs which were allocated to our implementation and support departments, and a $0.6 million increase in travel and other discretionary expenses.
We defer certain personnel and other costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the expected period of customer benefit. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity, process improvement, and systems infrastructure, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Sales and marketing	$72,323	$63,947	$8,376	13.1%	$63,947	$48,124	$15,823	32.9%
Percentage of revenues	18.0%	20.3%			20.3%	20.0%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Sales and marketing expenses increased by $8.4 million, or 13.1%, from $63.9 million for the year ended December 31, 2019 to $72.3 million for the year ended December 31, 2020. This increase was primarily attributable to a $13.4 million increase in personnel costs due to the growth of our sales and marketing organizations, which included an $8.0 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $1.0 million increase in stock-based compensation expense allocated to sales and marketing expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $0.7 million increase in other overhead costs which were allocated to our sales and marketing departments. These increases were partially offset by a $3.5 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic and a $2.2 million decrease in other discretionary expenses primarily related to reduced trade show activities and other events as a result of the COVID-19 pandemic.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Sales and marketing expenses increased by $15.8 million, or 32.9%, from $48.1 million for the year ended December 31, 2018 to $63.9 million for the year ended December 31, 2019. This increase was primarily attributable to a $13.2 million increase in personnel costs due to the growth of our sales and marketing organizations. The increase in personnel costs includes $0.5 million and $9.7 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $1.9 million increase in stock-based compensation expense allocated to sales and marketing for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $1.1 million increase in facilities and other overhead costs which were allocated to our sales and marketing departments, a $0.9 million increase in travel-related expenses due to increased employee travel to attract new customers and support our sales and marketing initiatives, and a $0.6 million increase in the growth in our annual customer conference.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers and build brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Research and Development

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Research and development	$97,381	$76,273	$21,108	27.7%	$76,273	$51,334	$24,939	48.6%
Percentage of revenues	24.2%	24.2%			24.2%	21.3%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Research and development expenses increased by $21.1 million, or 27.7%, from $76.3 million for the year ended December 31, 2019 to $97.4 million for the year ended December 31, 2020. This increase was primarily attributable to a $21.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, which included a $10.3 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $3.0 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. Additionally, there was a $1.2 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $1.2 million decrease in travel-related and other discretionary expenses as a result of the COVID-19 pandemic and a $0.6 million decrease as a result of increased capitalized software development costs.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Research and development expenses increased by $24.9 million, or 48.6%, from $51.3 million for the year ended December 31, 2018 to $76.3 million for the year ended December 31, 2019. This increase was primarily attributable to a $22.6 million increase in personnel costs as a result of the growth in our research and development organization for continued enhancements to our solutions, which includes $0.3 million and $9.2 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively, and a $3.0 million increase in stock-based compensation expense allocated to research and development expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price. In addition, there was a $2.4 million increase in facilities and other overhead costs, and a $0.1 million increase in travel and other discretionary expenses partially offset by a $0.1 million decrease from capitalized research and development salaries as software development costs during 2019.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
General and administrative	$70,937	$56,739	$14,198	25.0%	$56,739	$44,990	$11,749	26.1%
Percentage of revenues	17.6%	18.0%			18.0%	18.7%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. General and administrative expenses increased by $14.2 million, or 25.0%, from $56.7 million for the year ended December 31, 2019 to $70.9 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to an $8.6 million increase in personnel costs to support the growth of our business, which included a $3.7 million increase in personnel costs from the business acquired in the fourth quarter of 2019, and a $2.3 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the fair value of the awards granted due to the variance in our stock price. In addition, there was a $2.4 million increase in overhead costs which were allocated to our general and administrative departments, a $1.6 million increase in professional services for legal and compliance fees, a $1.0 million increase in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13, a $0.8 million increase in expenses, in which we used savings from decreased office expenses and travel, to assist employees and enhance their remote working experience, a $0.5 million increase for price concessions given to customers related to isolated delivery issues of certain of our solutions and a $0.2 million increase in recruiting expenses. These increases were partially offset by a $0.9 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. General and administrative expenses increased by $11.7 million, or 26.1%, from $45.0 million for the year ended December 31, 2018 to $56.7 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to a $8.8 million increase in personnel costs to support the growth of our business which includes a $3.7 million increase in stock-based compensation expense allocated to general and administrative expenses for the increase in the number of stock-based awards vested during the period and the increased fair value of the awards granted due to the increase in our stock price and $1.2 million and $3.4 million in personnel costs from the businesses acquired in the fourth quarter of 2019 and the fourth quarter of 2018, respectively. The remaining increase was attributable to a $1.4 million increase in facilities and other overhead costs, a $0.7 million increase in travel and other discretionary expenses, a $0.5 million increase in external audit fees, and a $0.3 million increase in professional services for legal and consulting fees.
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
Acquisition Related Costs

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Acquisition related costs	$478	$16,027	$(15,549)	(97.0)%	$16,027	$4,145	$11,882	286.7%
Percentage of revenues	0.1%	5.1%			5.1%	1.7%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Acquisition related costs decreased by $15.5 million, or 97.0%, from $16.0 million for the year ended December 31, 2019 to $0.5 million for the year ended December 31, 2020. The expense for the year ended December 31, 2020 included $3.1 million of compensation expense related to the retention bonuses for employees of companies acquired in the fourth quarter of 2018 and the fourth quarter of 2019 and $0.3 million of additional legal, professional services, and other costs, substantially offset by a $2.9 million negative adjustment to the fair value of the contingent consideration related to the acquisition of Cloud Lending based on actual achievement at the final March 31, 2020 measurement date.
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

Amortization of Acquired Intangibles

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Amortization of acquired intangibles	$17,888	$6,339	$11,549	182.2%	$6,339	$1,844	$4,495	243.8%
Percentage of revenues	4.4%	2.0%			2.0%	0.8%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Amortization of acquired intangibles increased by $11.5 million, or 182.2%, from $6.3 million for the year ended December 31, 2019 to $17.9 million for the year ended December 31, 2020. The expense for the year ended December 31, 2020 included the full year of amortization of acquired intangible assets purchased in the fourth quarter of 2019 from PrecisionLender, as well as acquired intangible asset amortization related to our business combinations in 2018 and 2015 and asset purchase in 2017.
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
Unoccupied Lease Charges

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Unoccupied lease charges	$2,181	$420	$1,761	419.3%	$420	$658	$(238)	(36.2)%
Percentage of revenues	0.5%	0.1%			0.1%	0.3%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Unoccupied lease charges increased by $1.8 million, or 419.3%, from $0.4 million for the year ended December 31, 2019 to $2.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, the charges included costs related to the early vacating of facilities in California, North Carolina and Texas, partially offset by anticipated sublease income from these facilities. During the year ended December 31, 2019, the charges included costs related to the early vacating of facilities in Georgia, partially offset by anticipated sublease income from these facilities.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018. Unoccupied lease charges decreased by $0.2 million, or 36.2%, from $0.7 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019. During the year ended December 31, 2019, the charges included costs related to the early vacating of facilities in Georgia, partially offset by anticipated sublease income from these facilities. During the year ended December 31, 2018, the charges included costs related to the early vacating of facilities in Texas, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Total other income (expense), net	$(36,371)	$(16,618)	$(19,753)	118.9%	$(16,618)	$(7,350)	$(9,268)	126.1%
Percentage of revenues	(9.0)%	(5.3)%			(5.3)%	(3.0)%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Total other income (expense), net represented a net expense of $36.4 million for the year ended December 31, 2020 compared to a net expense of $16.6 million for the year ended December 31, 2019. The change was primarily attributable to an $8.9 million loss from the early extinguishment of a portion of our 2023 Notes, a $6.6 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes, a $1.7 million increase in interest expense from the amortization of coupon interest attributable to our convertible notes and financing arrangements, and a $2.5 million decrease in interest income from investments.
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
Benefit from (provision for) income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	(%)	2019	2018	$	(%)
Benefit from (provision for) income taxes	$(1,416)	$12,487	$(13,903)	(111.3)%	$12,487	$3,803	$8,684	228.3%
Percentage of revenues	(0.4)%	4.0%			4.0%	1.6%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019. Total benefit from (provision for) income taxes decreased by $13.9 million from a benefit of $12.5 million for the year ended December 31, 2019 to an expense of $1.4 million for the year ended December 31, 2020. The decrease in the tax benefit for the year ended December 31, 2020 consisted of a reduction of $15.0 million relating to the acquired businesses in the fourth quarter of 2019. Additionally, there was a decrease in tax expense of $1.1 million relating to the operations of the business.
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
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales. Historically, sales have tended to be lower in the first quarter of each year than in subsequent quarters but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions.
Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower during the year ending December 31, 2021 than what it otherwise would have been without the pandemic. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings during 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our solutions are often the most frequent point of engagement between our customers and their End Users. As a result, we and our customers are very deliberate and measured in our implementation activities to help ensure a successful roll-out of the solutions to End Users and increase the registration of new End Users. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our results of operations.

Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, and additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, cash flows from operations, our February 2018 convertible note offering, our June 2019 convertible note offering, and our November 2020 convertible note offering. As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents and investments of $539.1 million. Based upon our current levels of operations, and our current expectations regarding the impacts of the COVID-19 pandemic on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(2,890)	$567	$4,595
Investing activities	(124,163)	(483,252)	(171,292)
Financing activities	434,676	476,091	216,577
Net increase (decrease) in cash, cash equivalents, and restricted cash	$307,623	$(6,594)	$49,880
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
For the year ended December 31, 2020, our net cash and cash equivalents used in operating activities was $2.9 million, which consisted of a net loss of $137.6 million and cash outflows from changes in operating assets and liabilities of $26.9 million, partially offset by non-cash adjustments of $161.6 million. Cash outflows are the result of a $32.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $14.6 million increase in accounts receivable due to the timing of payments received, a $3.7 million increase in contract assets, a $3.0 million net decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities, and a $2.4 million increase in other prepaid assets. Cash inflows were the result of a $20.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.0 million increase in deferred rents and other long-term liabilities, and a $3.7 million decrease in other long-term assets driven by the amortization of right-of-use assets. Non-cash items consisted primarily of $51.8 million of depreciation and amortization expense, $50.7 million of stock-based compensation expense, $23.3 million in amortization of the 2023 Notes, 2025 Notes and 2026 Notes discount and related debt issuance costs, $22.9 million of amortization of deferred implementation and deferred solution and other costs, $8.9 million related to the early extinguishment of a portion of the 2023 Notes, $2.2 million of unoccupied lease charges and $1.8 million of other non-cash items.
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
For the year ended December 31, 2020, net cash used in investing activities was $124.2 million, consisting primarily of $131.3 million for the purchase of investments, $23.7 million for the purchase of property and equipment, and $1.0 million in capitalized software development costs. These outflows were partially offset by $31.8 million received from the maturities of investments.
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
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our June 2019 and May 2020 common stock offerings, our February 2018 offering of the 2023 Notes, our June 2019 offering of the 2026 Notes, our November 2020 offering of the 2025 Notes, net proceeds from exercises of options to purchase our common stock, as well as payments on financing obligations.
For the year ended December 31, 2020, net cash provided by financing activities was $434.7 million, which was primarily due to proceeds from the issuance of common stock of $311.3 million, net of issuance costs, from the May 2020 common stock offering, issuance of $132.6 million principal amount of the 2025 Notes, net of issuance costs, from the November 2020 offering of the 2025 Notes, $34.1 million net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes, and $13.3 million of cash received from the exercise of stock options, partially offset by the Capped Call transactions of $39.8 million and payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities.
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
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. In February 2018, we issued $230.0 million in aggregate principal amount of 0.75% 2023 Notes due February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest on the 2023 Notes is payable semi-annually on February 15 and August 15 of each year. In June 2019, we issued $316.3 million in aggregate principal amount of 0.75% 2026 Notes due June 1, 2026, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019. In November 2020, we exchanged $181.9 million of our 2023 Notes for $210.7 million of new 2025 Notes and issued an additional $139.3 million of new 2025 Notes for an aggregate principal amount of $350.0 million of 0.125% 2025 Notes due November 15, 2025, unless earlier converted or repurchased in accordance with their terms prior to such date. Interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year.
As of December 31, 2020, our total lease payment obligations were $82.1 million, of which $36.7 million was included in lease liabilities, net of current portion in our consolidated balance sheets.
We are also party to several purchase commitments related to sponsorship obligations and also third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
The following table summarizes our contractual obligations and commitments at December 31, 2020 (in thousands):

	Payment due by period
Contractual Obligations:	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$3,148	$54,180	$355,637	$317,436	$730,401
Operating lease obligations	10,421	24,250	21,047	26,417	82,135
Purchase commitments	31,065	34,593	7,279	10,500	83,437
Total	$44,634	$113,023	$383,963	$354,353	$895,973
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently evaluating the potential effects of this guidance on our consolidated financial statements.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper, and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of December 31, 2020, we had an outstanding principal amount of $364.3 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2020 or 2019, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2020, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of December 31, 2020, we had operating subsidiaries in India, the United Kingdom, and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among Q2 Software, Inc., Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as equity holder representative	8-K	001-36350	8/8/2018	2.1

2.3		Agreement and Plan of Merger, dated September 30, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	8-K	001-36350	10/1/2019	2.1

2.4		First Amendment to Agreement and Plan of Merger, dated October 31, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.4

2.5		Second Amendment to Agreement and Plan of Merger, dated December 27, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.5

3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.1

4.2		Form of Global Note, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.2

4.3		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.4		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.5		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

4.6		Indenture, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.1

4.7		Form of Global Note, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

10.3.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.3.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.3.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.3.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.3.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.3.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.4		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 20, 2014, by and among the Registrant and Matthew P. Flake	S-1/A	333- 193911	2/25/2014	10.5

10.7	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Jennifer N. Harris	10-K	001-36350	2/12/2015	10.7

10.8	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and Adam D. Blue	10-K	001-36350	2/12/2015	10.8

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.9.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.11.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.11.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.12	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and John E. Breeden	10-K	001-36350	2/12/2016	10.13

10.13	†	Employment Agreement, dated November 9, 2020, by and among the Registrant and David J. Mehok	8-K	0001-36350	11/4/2020	10.1

10.14	†	Employment Agreement, dated February 20, 2014, by and among the Registrant and William M. Furrer	S-1/A	333- 193911	2/25/2014	10.7

10.17		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

10.18		Form of Bond Hedge Confirmation	8-K	001-36350	2/26/2018	10.2

10.19		Form of Warrant Confirmation	8-K	001-36350	2/26/2018	10.3

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.20	Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.21	Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.22	Form of Amendment to Employment Agreement entered into between the Registrant and each of its executive officers	10-Q	001-36350	5/8/2019	10.1

10.23	Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.24	Form of Exchange and Subscription Agreement	8-K	001-36350	11/12/2020	10.1

10.25	Form of Capped Call	8-K	001-36350	11/12/2020	10.2

21.1	List of Subsidiaries of the Registrant					*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1	Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 19, 2021	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2021
Matthew P. Flake
/s/ DAVID J. MEHOK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2021
David J. Mehok
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 19, 2021
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 19, 2021
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 19, 2021
Jeffrey T. Diehl
/s/ CHARLES T. DOYLE	Director	February 19, 2021
Charles T. Doyle
/s/ STEPHEN C. HOOLEY	Director	February 19, 2021
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 19, 2021
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 19, 2021
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Accounting for Convertible Note Exchange Transactions
Description of the Matter
As more fully described in Note 11 to the financial statements, in November 2020 the Company issued $350 million in principal of 0.125% convertible senior notes due in 2025. A portion of the proceeds from the Convertible Notes along with shares of the Company’s common stock were exchanged for the extinguishment of a portion of the Company's previously outstanding convertible notes due in 2023 ("2023 Convertible Notes"). The accounting for the transaction was complex, as it required management to assess as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transaction required management to perform a valuation of the conversion feature within the debt instruments, involving estimation of the fair value of the debt instruments absent of any conversion feature, as well as the assessment of the appropriate classification of the conversion feature in the consolidated financial statements. Management also used this information to determine the extinguishment loss on the retired 2023 Convertible Notes.
Auditing management's evaluation of the transaction was challenging due to the complexity in assessing the features of the convertible notes for separate accounting, as well as evaluating management's valuation of the debt instruments absent of the conversion feature, and determining the extinguishment loss on the 2023 Convertible Notes. The fair value was sensitive to changes in certain key inputs, including a synthetic credit rating and yield and changes to those inputs could have had a material effect on the initial recognition of the liability and equity components of the convertible debt and subsequent accretion of the liability component for the year ended December 31, 2020.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's initial convertible debt accounting process, including the valuation and recognition of the liability and equity components of the convertible debt, and the determination of the extinguishment loss.
To test the initial accounting for the convertible debt, our audit procedures included, among others, inspection of the debt agreement and testing management's application of the relevant accounting guidance, which included the classification of the conversion feature. We also involved our valuation specialists to assist in the evaluation of the Company's determination of the fair value of the debt absent any conversion feature, which included testing the appropriateness of the methodology and underlying assumptions used. For example, we compared the discount rate that was adjusted for the credit risk of the Company to the interest rates on comparable issuances of debt securities in the public market, and we compared the forecasted volatility of the Company's common stock price to its historical volatility. Also, we tested the Company's key inputs into the calculation of the extinguishment loss.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Austin, Texas
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 19, 2021

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$407,703	$100,094
Restricted cash	3,482	3,468
Investments	131,352	32,325
Accounts receivable, net	36,430	22,442
Contract assets, current portion	1,088	872
Prepaid expenses and other current assets	8,861	6,354
Deferred solution and other costs, current portion	19,042	15,609
Deferred implementation costs, current portion	8,258	5,171
Total current assets	616,216	186,335
Property and equipment, net	49,558	39,252
Right of use assets	34,709	35,388
Deferred solution and other costs, net of current portion	32,782	29,220
Deferred implementation costs, net of current portion	15,184	15,848
Intangible assets, net	184,859	223,861
Goodwill	462,274	462,023
Contract assets, net of current portion	18,694	15,189
Other long-term assets	2,426	2,318
Total assets	$1,416,702	$1,009,434
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,887	$10,967
Accrued liabilities	22,444	16,341
Accrued compensation	26,716	38,668
Deferred revenues, current portion	81,935	57,850
Lease liabilities, current portion	6,844	9,140
Total current liabilities	145,826	132,966
Convertible notes, net of current portion	557,468	424,784
Deferred revenues, net of current portion	29,203	32,954
Lease liabilities, net of current portion	36,739	36,079
Other long-term liabilities	4,102	3,239
Total liabilities	773,338	630,022
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 55,562 shares issued and outstanding as of December 31, 2020, and 48,386 shares issued and outstanding as of December 31, 2019	6	5
Additional paid-in capital	1,024,577	622,692
Accumulated other comprehensive income (loss)	(32)	14
Accumulated deficit	(381,187)	(243,299)
Total stockholders' equity	643,364	379,412
Total liabilities and stockholders' equity	$1,416,702	$1,009,434

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$402,751	$315,484	$241,100
Cost of revenues(1)	228,152	162,485	121,855
Gross profit	174,599	152,999	119,245
Operating expenses:
Sales and marketing(1)	72,323	63,947	48,124
Research and development(1)	97,381	76,273	51,334
General and administrative(1)	70,937	56,739	44,990
Acquisition related costs	478	16,027	4,145
Amortization of acquired intangibles	17,888	6,339	1,844
Partnership termination charges	13,244	—	—
Unoccupied lease charges	2,181	420	658
Total operating expenses	274,432	219,745	151,095
Loss from operations	(99,833)	(66,746)	(31,850)
Other income (expense):
Interest and other income	1,207	3,672	2,811
Interest and other expense	(28,646)	(20,290)	(10,161)
Loss on extinguishment of debt	(8,932)	—	—
Total other income (expense), net	(36,371)	(16,618)	(7,350)
Loss before income taxes	(136,204)	(83,364)	(39,200)
Benefit from (provision for) income taxes	(1,416)	12,487	3,803
Net loss	(137,620)	(70,877)	(35,397)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(118)	223	24
Foreign currency translation adjustment	72	(172)	78
Comprehensive loss	$(137,666)	$(70,826)	$(35,295)
Net loss per common share, basic and diluted	$(2.65)	$(1.53)	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	52,019	46,198	42,797
_______________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$9,888	$6,427	$4,773
Sales and marketing	8,770	7,740	5,837
Research and development	12,869	9,864	6,852
General and administrative	17,708	15,347	11,758
Total stock-based compensation expense	$49,235	$39,378	$29,220

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Total stockholders' equity, beginning balances	$379,412	$158,900	$106,622

Common stock and additional paid-in capital:
Beginning balances	622,697	331,359	259,730
Stock-based compensation expense	50,682	40,510	29,545
Exercise of stock options	14,283	15,694	12,982
Shares acquired to settle the exercise of stock options	(966)	(941)	(333)
Retirement of treasury stock	—	—	(164)
Proceeds from issuance of common stock, net of issuance costs	311,321	195,290	—
Equity component of convertible notes, less issuance costs	73,097	81,550	48,919
Equity component of early extinguishment of convertible notes	(40,842)	—	—
Exercise (purchase) of convertible note hedges	171,679	—	(41,699)
(Exercise) issuance of warrants	(137,538)	—	22,379
Purchase of capped call transactions	(39,830)	(40,765)	—
Ending balances	1,024,583	622,697	331,359

Treasury stock:
Beginning balances	—	—	(855)
Shares acquired to settle the exercise of stock options	—	—	(62)
Retirement of treasury stock	—	—	917
Ending balances	—	—	—

Accumulated deficit:
Beginning balances	(243,299)	(172,422)	(152,114)
Cumulative effect of the adoption of new accounting standard	(268)	—	15,842
Retirement of treasury stock	—	—	(753)
Net loss	(137,620)	(70,877)	(35,397)
Ending balances	(381,187)	(243,299)	(172,422)

Accumulated other comprehensive income (loss):
Beginning balances	14	(37)	(139)
Other comprehensive income (loss)	(46)	51	102
Ending balances	(32)	14	(37)

Total stockholders' equity, ending balances	$643,364	$379,412	$158,900

Common stock (in shares):
Beginning balances	48,386	43,535	41,967
Shares acquired to settle the exercise of stock options	(9)	(12)	(7)
Exercise of stock options	720	1,059	1,038
Shares issued for the vesting of restricted stock awards	916	770	537
Proceeds from issuance of common stock, net of issuance costs	4,235	3,034	—
Equity component of early extinguishment of convertible notes	1,314	—	—
Ending balances	55,562	48,386	43,535
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(137,620)	$(70,877)	$(35,397)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	22,936	13,634	8,448
Depreciation and amortization	51,840	28,457	16,802
Amortization of debt issuance costs	1,977	1,467	829
Amortization of debt discount	21,317	15,154	7,646
Amortization of premiums on investments	366	226	(3)
Stock-based compensation expense	50,682	40,510	29,545
Realized gain (loss) on sale of marketable securities	(14)	—	—
Deferred income taxes	946	(12,774)	(2,050)
Allowance for credit losses	306	—	—
Allowance for sales credits	2	172	(141)
Loss on disposal of long-lived assets	151	287	19
Loss on extinguishment of debt	8,932	—	—
Impairment of intangible assets	—	6	17
Unoccupied lease charges	2,181	420	658
Changes in operating assets and liabilities:
Accounts receivable, net	(14,560)	372	(4,677)
Prepaid expenses and other current assets	(2,440)	(822)	1,844
Deferred solution and other costs	(15,333)	(23,548)	(8,780)
Deferred implementation costs	(16,880)	(14,296)	(6,993)
Contract assets	(3,721)	(5,191)	(5,812)
Other long-term assets	3,711	6,141	(1,359)
Accounts payable	(2,297)	1,126	(263)
Accrued liabilities	(685)	14,718	952
Deferred revenue	20,351	13,400	4,454
Deferred rent and other long-term liabilities	4,962	(8,015)	(1,144)
Net cash provided by (used in) operating activities	(2,890)	567	4,595
Cash flows from investing activities:
Purchases of investments	(131,337)	(27,330)	(75,674)
Maturities of investments	31,841	63,980	48,407
Purchases of property and equipment	(23,715)	(13,860)	(13,285)
Business combinations, net of cash acquired	—	(505,577)	(130,694)
Purchase of intangible assets	—	(288)	(46)
Capitalized software development costs	(952)	(177)	—
Net cash used in investing activities	(124,163)	(483,252)	(171,292)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	311,321	195,289	—
Proceeds from issuance of convertible notes, net of issuance costs	132,589	307,016	223,167
Purchases of capped call transactions	(39,830)	(40,765)	—
Proceeds from (payments for) bond hedge related to convertible notes	171,679	—	(41,699)
Proceeds from (payments for) warrants related to convertible notes	(137,538)	—	22,379
Payment of contingent consideration	(16,862)	—	—
Proceeds from exercise of stock options to purchase common stock	13,317	14,551	12,730
Net cash provided by financing activities	434,676	476,091	216,577
Net increase in cash, cash equivalents, and restricted cash	307,623	(6,594)	49,880
Cash, cash equivalents, and restricted cash beginning of period	103,562	110,156	60,276
Cash, cash equivalents, and restricted cash end of period	$411,185	$103,562	$110,156
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$566	$322	$250
Cash paid for interest	$4,096	$2,853	$810
Supplemental disclosure of non-cash financing activities:
Shares acquired to settle the exercise of stock options	$(966)	$(941)	$(395)
Impact of extinguishment of convertible senior notes due 2023	$(40,842)	$—	$—
Data center assets acquired under deferred payment arrangements or financing arrangements	$448	$1,104	$—
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
Effective January 1, 2018 the Company adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," or the new revenue standard, effective January 1, 2019 the Company adopted the requirements of ASU No. 2016-02, "Leases (Topic 842)," and effective January 1, 2020, the Company adopted the requirements of ASU No. 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," and ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326)." All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards.
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
Restricted Cash
Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Investments
Investments typically include U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds. All investments are considered available for sale and are carried at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2020, 2019 and 2018. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2020 and 2019.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's contract assets include the customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Adoption of ASU 2016-13 resulted in recording an aggregate allowance reserve related to the Company's contract asset of $0.1 million as of January 1, 2020. The Company has provisioned $0.2 million for expected losses for the year ended December 31, 2020, of which zero has been written off and charged against the allowance as of December 31, 2020. During the fourth quarter of 2020 the Company recognized a $2.9 million impairment related to the restructuring of a contract with a FinTech customer. The Company has increased its reserve during 2020 due to the anticipated impact of the COVID-19 pandemic. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 global pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however, the impact will likely have an adverse effect on the Company's customers and inherently the related contract assets. The allowance for credit losses related to contract assets was $0.3 million and zero as of December 31, 2020 and 2019, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $2.1 million and $4.3 million were included in the accounts receivable balance as of December 31, 2020 and 2019, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectable. Under ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Adoption of ASU 2016-13 resulted in the recording of an allowance reserve of approximately $0.2 million as of January 1, 2020. The Company has provisioned $1.0 million for expected losses as of December 31, 2020, of which $0.6 million has been written off and charged against the allowance as of December 31, 2020. As a result of the COVID-19 pandemic, the Company has increased its reserve. There are no comparable recent events that provide guidance as to the potential impact of the COVID-19 pandemic. As a result, the potential impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of the COVID-19 pandemic on the Company's business operations or the global economy as a whole, however the impact will potentially have an adverse effect on the Company's customers and inherently the related receivables. The allowance for credit losses related to accounts receivable was $0.6 million and zero as of December 31, 2020 and 2019, respectively.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed quarterly and adjusted as necessary. The allowance for sales credits was $0.5 million as of December 31, 2020 and 2019.
The following table shows the Company's allowance for sales credits and credit losses as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2018	$226	$1,845	$(1,704)	$367
Year Ended December 31, 2019	367	1,388	(1,216)	539
Year Ended December 31, 2020	$539	$2,789	$(1,941)	$1,387
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The net increase in the deferred revenue balance for the year ended December 31, 2020, is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $427.1 million for current year invoices and $2.0 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $307.3 million of revenue recognized from current year invoices and $101.5 million of revenue that was included in the deferred revenue balance at December 31, 2019. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.

The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

On December 31, 2020, the Company had $1.3 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 47% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
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

The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion in the accompanying consolidated balance sheets. The Company capitalized implementation costs in the amount of $16.9 million and $14.3 million during the years ended December 31, 2020 and 2019, respectively, and recognized $14.5 million and $7.7 million of amortization during the years ended December 31, 2020 and 2019, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission charges are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. Historically, the Company typically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. The Company required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered a substantive service period and as a result, the Company expensed the final payment when made. Beginning in 2020, commissions were paid in a single payment once the contract had been executed and the initial deposit had been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $15.0 million and $14.2 million in deferred commissions costs during the years ended December 31, 2020 and 2019, respectively, and recognized $8.5 million and $6.0 million of amortization during the years ended December 31, 2020 and 2019, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.
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
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2020	2019	2018
Subscription	$286,961	$221,983	$168,226
Transactional	55,580	48,396	39,232
Services and Other	60,210	45,105	33,642
Total Revenues	$402,751	$315,484	$241,100
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
Transactional Revenues
The Company generates the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from interchange fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products. The Company recognizes revenue for bill-pay transaction services and interchange fees in the month incurred based on actual transactions.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Services and Other Revenues
Implementation services are required for each new digital banking and lending and leasing platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services is billed upfront and recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company partners with third-party professional system integrators to support the installation and configuration process for certain products, and therefore, the Company has determined that these services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
Professional services revenues, which primarily consist of training, advisory services, core conversion services, web design, and other general professional services, are generally billed and recognized when delivered.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense. Revenues recorded from out-of-pocket expense reimbursements totaled approximately $1.3 million, $1.9 million and $1.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The out-of-pocket expenses are reported in cost of revenues.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market and implementation services for the Company's loan pricing and portfolio management solution are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that outside the North American banking market, the implementation services for its lending and leasing platform included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.
The majority of the Company's revenue recognized at a particular point in time is for usage revenue and on-premise software licenses. These services are performed within a relatively short period of time and are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service or the point the customer obtained control of the software.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Variable Consideration
The Company recognizes usage revenue related to bill-pay transactions that End Users initiate on its digital banking platform and interchange fees that End Users generate using the Company's solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs to the Company per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that its usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, the Company recognizes usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2020.
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
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's implementation, customer support, data center and customer training personnel, as well as costs related to research and development personnel who perform implementation and customer support services. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Software Development Costs
The Company capitalizes certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers, quality control teams working on the Company's software solutions. and third-party development costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.

The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the years ended December 31, 2020, 2019 and 2018. The Company recognized $0.8 million of amortization of capitalized software development costs for each of the years ended December 31, 2020, 2019 and 2018.

The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $1.0 million, $0.2 million and zero during the years ended December 31, 2020, 2019 and 2018, respectively, and recognized zero amortization for each of the years ended December 31, 2020, 2019 and 2018.
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
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $0.7 million, $1.3 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company signed a long-term sponsorship arrangement on December 31, 2020, and payments under this arrangement will be deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index, over a three-year period on the anniversary of the date of grant. Generally, up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period. From time to time, we may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company's history of not paying dividends. The Company recognizes compensation expense ratably over the requisite service period of the stock option award.

The Company values restricted stock units at the closing market price on the date of grant and recognizes compensation expense ratably over the requisite service period of the restricted stock unit award.
The Company estimates the fair value of market stock units on the date of grant using a Monte Carlo simulation model. The determination of fair value of the market stock units is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant was based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumes no dividend yield and recognizes compensation expense ratably over the performance period of the market stock unit award. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the performance period for each market stock unit award.
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes.
When accounting for the issuance of convertible notes, the Company typically separates each of the convertible notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature is determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, the Company allocates the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
When accounting for an exchange of convertible notes, the Company evaluates whether the transaction should be evaluated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. In an exchange transaction, the Company will allocate a portion of the settlement consideration to the reacquisition of the liability component, which is equal to the fair value of that component immediately prior to the extinguishment, and allocate the remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of additional paid in capital. The difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and any unamortized debt issuance costs is recognized as a gain or loss on debt extinguishment in the Company's consolidated statements of comprehensive loss.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2020, the Company had no finance leases.
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
ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The ROU asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. The initial fair value calculation of the contingent consideration related to the earnout payment was calculated utilizing the Monte Carlo simulation method under the option pricing model. Between the time of the purchase price finalization and the final measurement date of March 31, 2020, the fair value of the contingent consideration was estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the consolidated statements of comprehensive loss. As of December 31, 2020, all of the contingent consideration has been paid.
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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(137,620)	$(70,877)	$(35,397)
Denominator:
Weighted-average common shares outstanding, basic and diluted	52,019	46,198	42,797
Net loss per common share, basic and diluted	$(2.65)	$(1.53)	$(0.83)
Due to net losses for each of the years ended December 31, 2020, 2019 and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2020	2019	2018
Stock options, restricted stock units, and market stock units	2,797	3,805	5,372
Shares related to the 2023 Notes	298	887	—
Shares subject to warrants related to the issuance of the 2023 Notes	96	—	—
Shares related to the 2026 Notes	15	—	—
	3,206	4,692	5,372
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes, 2025 Notes and 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2025 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $140.14 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. For the year ended December 31, 2020, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and the strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net income per share of the Company's common stock during any period presented. During the year ended December 31, 2020, the average market price per share of the Company's common stock was below the conversion price of the 2025 Notes.
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
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.
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
PrecisionLender was acquired for approximately $510.0 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow Amount was to be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there were any unresolved claims remaining at that time. The Company released the $3.0 million in the PL Purchase Price Escrow Amount and paid out an additional $0.2 million related to the finalization of the closing estimates to the former stockholders of PrecisionLender during the year ended December 31, 2020. At closing, the Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. To the extent not utilized, the PL Escrow Amount shall be paid to the former stockholders of PrecisionLender at the end of the 18-month period unless there are any unresolved claims remaining at that time.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the consolidated statements of comprehensive loss, was $0.9 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and compensation expense recognized under these agreements included in acquisition related costs in the consolidated statements of comprehensive loss was $2.7 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. The Company paid $3.7 million to acquired employees during the year ended December 31, 2020.

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
Gro was acquired for approximately $25.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.4 million of the initial consideration, or Gro Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during an escrow period of 12 or 18 months following the acquisition date depending upon the nature of the breach, violation or default. To the extent not utilized, the Gro Escrow Amount shall be paid to the former stockholders of Gro at the end of the 18-month period unless there are any unresolved claims remaining at that time. The Company released approximately $0.3 million and $0.1 million during the years ended December 31, 2020 and 2019, respectively, related to the Gro Escrow Amount, bringing the balance of the escrow to zero at December 31, 2020.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Gro, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the consolidated statements of comprehensive loss, was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has paid out $0.1 million to acquired employees and contractors during each of the years ended December 31, 2020 and 2019.
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
Cloud Lending was acquired for a purchase price of approximately $125.1 million of which the Company paid $107.3 million in cash. At closing, the Company deposited into an escrow account $10.5 million of the initial consideration, or CL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during the period of 18 months following the acquisition date. During the year ended December 31, 2020, the Company released $10.1 million of the CL Escrow Amount, bringing the balance of the escrow to zero at December 31, 2020.
Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon the achievement of certain financial milestones by applicable measurement dates of June 30, 2019 and March 31, 2020. Financial milestones triggering payout on the first measurement date of June 30, 2019 were not achieved. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of December 31, 2020, all of the contingent consideration had been paid. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the consolidated statements of comprehensive loss.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of Cloud Lending, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in acquisition related costs and cost of revenues in the consolidated statements of comprehensive loss, was $0.1 million, $1.6 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company paid $0.8 million and $1.1 million to acquired employees and contractors during the years ended December 31, 2020 and 2019, respectively.

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2020:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$188,469	$188,469	$—	$—
Certificates of deposit	25,028	—	25,028	—
Corporate bonds and commercial paper	996	—	996	—
U.S. government securities	19,999	—	19,999	—
	$234,492	$188,469	$46,023	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$31,239	$—	$31,239	$—
Certificates of deposit	10,007	—	10,007	—
U.S. government securities	90,106	—	90,106	—
	$131,352	$—	$131,352	$—

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
The Company added contingent consideration on October 15, 2018 with the acquisition of Cloud Lending. The contingent consideration liabilities were recorded at fair value on the acquisition date and subsequently adjusted to fair value at each reporting period. The Company's contingent consideration was valued using a Monte Carlo simulation model. The assumptions used in preparing the Monte Carlo simulation model included estimates for revenue growth rates, revenue volatility, revenue recognition periods, risk-free rates and discount rates. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and assumed discount periods and rates. The final calculation for the contingent consideration payment based on the final measurement date of March 31, 2020 was $21.2 million. As of December 31, 2020, all of the contingent consideration has been paid. The final value of the contingent consideration decreased by $2.9 million from the estimated fair value at December 31, 2019. This decrease was mainly attributable to the Company's actual achievement, which was in part impacted by the delays in customer purchasing decisions experienced as a result of the uncertainty around COVID-19.
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2020 and 2019 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The adoption of ASU 2016-13 did not have a material impact on the Company's accounting for available-for-sale debt securities. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the year ended December 31, 2020.
As of December 31, 2020 and 2019, the Company's cash was $173.2 million and $85.6 million, respectively.
A summary of the cash equivalents and investments as of December 31, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$188,469	$—	$—	$188,469
Certificates of deposit	25,028	—	—	25,028
Corporate bonds and commercial paper	997	—	(1)	996
U.S. government securities	19,999	—	—	$19,999
	$234,493	$—	$(1)	$234,492

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,233	$15	$(9)	$31,239
Certificates of deposit	10,007	—	—	10,007
U.S. government securities	90,120	—	(14)	$90,106
	$131,360	$15	$(23)	$131,352
A summary of the cash equivalents and investments as of December 31, 2019 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$14,518	$—	$—	$14,518

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$32,216	$110	$(1)	$32,325
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2020	2019
Due within one year or less	$131,352	$29,789
Due after one year through five years	—	2,536
	$131,352	$32,325
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of December 31, 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$90,120	$(14)	$90,106
Corporate bonds and commercial paper	21,445	(9)	21,436
	$111,565	$(23)	$111,542
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2020	2019
Deferred solution costs	$12,487	$10,658
Deferred commissions	6,555	4,951
Deferred solution and other costs, current portion	$19,042	$15,609

Deferred solution costs	$11,075	$12,464
Deferred commissions	21,707	16,756
Deferred solution and other costs, net of current portion	$32,782	$29,220

7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2020	2019
Computer hardware and equipment	$51,570	$40,887
Purchased software and licenses	10,219	11,509
Furniture and fixtures	7,396	6,811
Leasehold improvements	15,202	14,655
	84,387	73,862
Accumulated depreciation	(34,829)	(34,610)
Property and equipment, net	$49,558	$39,252
Depreciation expense was $11.8 million, $11.4 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.3 million and $462.0 million at December 31, 2020 and 2019, respectively. During the fourth quarter of 2019, the Company added $354.2 million of goodwill for the PrecisionLender acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2020. No impairment of goodwill was identified during 2020, nor has any impairment of goodwill been recorded to date.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Intangible assets at December 31, 2020 and 2019 were as follows:

	As of December 31, 2020			As of December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(18,568)	$45,837	$64,405	$(5,746)	$58,659
Non-compete agreements	12,705	(3,205)	9,500	13,505	(1,375)	12,130
Trademarks	19,870	(3,612)	16,258	22,280	(3,653)	18,627
Acquired technology	141,340	(30,256)	111,084	148,613	(16,192)	132,421
Assembled workforce	—	—	—	38	(37)	1
Capitalized software development costs	5,103	(2,923)	2,180	4,151	(2,128)	2,023
	$243,423	$(58,564)	$184,859	$252,992	$(29,131)	$223,861
The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2020 are as follows (in years):

	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	3 - 6	3.8
Non-compete agreements	5	3.8
Trademarks	8 - 10	7.4
Acquired technology	5 - 7	5.6
Capitalized software development costs	3 - 5	2.2
Total		5.2
The Company recorded intangible assets from the business combinations discussed in Note 3, Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. Amortization expense included in cost of revenues in the consolidated statements of comprehensive loss was $21.3 million, $9.9 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense included in operating expenses in the consolidated statements of comprehensive loss was $17.9 million, $6.3 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Gross capitalized software development costs were $5.1 million and $4.2 million as of December 31, 2020 and 2019, respectively. The Company amortized $0.8 million for each of the years ended December 31, 2020, 2019 and 2018. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years.
The estimated future amortization expense related to intangible assets as of December 31, 2020 was as follows:

Amortization
Year Ended December 31,
2021	$39,196
2022	38,300
2023	37,571
2024	32,290
2025	20,396
Thereafter	17,106
Total amortization	$184,859

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2020	2019
Accrued data center equipment and software purchases	$828	$1,987
Accrued transaction processing fees	4,434	6,367
Accrued partnership termination charges	7,619	—
Accrued professional services	1,743	1,757
Other	7,820	6,230
	$22,444	$16,341
10. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space which expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; Bangalore, India; and Sydney Australia. On December 18, 2019, the Company entered into an office lease agreement with Aspen Lake Building Three, LLC to lease approximately 129 rentable square feet of an office building to be located immediately adjacent to the Company's headquarters in order to expand the Company's headquarters, commencing June 1, 2021.
During the year ended December 31, 2020, the Company vacated facilities in San Mateo, California; south Austin, Texas; and a portion of the facilities in Charlotte, North Carolina and recorded an unoccupied lease charge of $2.2 million for the remaining contractual lease payments and related fees, less estimated sublease income. During the year ended December 31, 2019, the Company vacated one of its Atlanta, Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. During the year ended December 31, 2018, the Company vacated a portion of its south Austin office and recorded an unoccupied lease charge of $0.7 million for the remaining contractual lease payments, associated asset disposal, and related fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $0.7 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.4 million is recorded in other long-term liabilities on the accompanying consolidated balance sheet at December 31, 2020.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term. Rent expense under operating leases was $6.6 million, $5.3 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2020	2019
Lease expense:
Operating lease expense	$8,874	$2,289
Sublease income	(691)	(157)
Total lease expense	$8,183	$2,132

Other information:
Cash paid for operating operating lease liabilities	$9,326	$2,011
Right-of-use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2020 and 2019	$3,646	$7,097
Weighted-average remaining lease term - operating leases	6.3 years	6.8 years
Weighted-average discount rate - operating leases	5.5%	5.5%
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2020 were as follows:

Operating Leases
Year Ended December 31,
2021	$9,170
2022	8,750
2023	8,395
2024	7,336
2025	6,320
Thereafter	10,549
Total lease payments	$50,520
Less: present value discount	(6,937)
Present value of lease liabilities	$43,583
As of December 31, 2020, the Company had approximately $31.6 million of future payments under an additional lease, primarily for corporate facilities, that has not yet commenced. This operating lease will commence in June 2021 with a lease term of approximately ten years.
Contractual Commitments
The Company has non-cancelable contractual commitments related to the 2023 Notes, 2025 Notes and the 2026 Notes as well as the related interest, third-party products, co-location fees and other product costs. The Company is party to several purchase commitments for third-party products that contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The interest on the 2023 Notes is payable semi-annually on February 15 and August 15 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The estimated amounts for usage and other factors are not included within the table below.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, the Company paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The Company recorded the $13.2 million charge in partnership termination charges in the consolidated statements of comprehensive loss in the second quarter of 2020 and has recorded the unpaid portion of the termination fee in accrued liabilities on the accompanying consolidated balance sheet at December 31, 2020.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
On December 31, 2020, the Company entered into a long-term sponsorship agreement, beginning in 2021 and ending in 2028, which grants the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits. The advertising benefits of such rights will be amortized on a straight-line basis and recorded in sales and marketing expense in the consolidated statements of comprehensive loss. The prepaid commitment balance, net of amortization, will be included in prepaid expenses and other current assets in the consolidated balance sheets.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2021	$34,212
2022	23,490
2023	65,283
2024	6,589
2025	356,328
Thereafter	327,936
Total commitments	$813,838
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
11. Convertible Senior Notes
0.75% Convertible Notes due 2023
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023. The interest rate for the 2023 Notes is fixed at 0.75% per annum with interest payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. The 2023 Notes mature on February 15, 2023, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal of the 2023 Notes will initially be convertible into 17.4292 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $57.38 per share. The initial conversion price for each of the 2023 Notes is subject to adjustment upon the occurrence of certain specified events.
In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. As of the exchange date, the carrying value of the 2023 Notes, net of unamortized debt discount and issuance costs, was $42.9 million. The partial exchange of the 2023 Notes resulted in an $8.9 million loss on early debt extinguishment, of which $2.0 million consisted of unamortized debt issuance costs. As of December 31, 2020, $48.0 million of principal remained outstanding on the 2023 Notes.
The 2023 Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the 2023 Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, including the 2026 Notes and 2025 Notes, are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current or future subsidiaries.
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2019, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2020 and were convertible through March 31, 2020. For more than 20 trading days during the 30 consecutive trading days ended June 30, 2020, September 30, 2020 and December 31, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on July 1, 2020 and will remain convertible through March 31, 2021. As of December 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount by $57.9 million. The if-converted value was determined based on the closing price of the Company's stock of $126.53 on December 31, 2020. 20 notes of the 2023 Notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The 2023 Notes consist of the following:

	As of December 31,
	2020	2019
Liability component:
Principal	$48,035	$229,999
Unamortized debt discount	(4,915)	(33,376)
Unamortized debt issuance costs	(501)	(3,486)
Net carrying amount	42,619	193,137

Equity component
Net carrying amount	$7,784	$48,919
The following table sets forth total interest expense recognized related to the 2023 Notes:

	As of December 31,
	2020	2019
Contractual interest expense	$1,566	$1,725
Amortization of debt issuance costs	999	1,001
Amortization of debt discount	9,080	9,414
Total	$11,645	$12,140
As of December 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.1 years.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of December 31, 2020, Bond Hedges giving the Company the option to repurchase approximately 0.2 million shares remained outstanding.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of December 31, 2020, Warrants to acquire up to approximately 0.8 million shares remained outstanding.

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
0.75% Convertible Note due 2026
In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026. The interest rate for the 2026 Notes is fixed at 0.75% per annum with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2019. The 2026 Notes mature on June 1, 2026, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal of the 2026 Notes will initially be convertible into 11.2851 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $88.61 per share. The initial conversion price for each of the 2026 Notes is subject to adjustment upon the occurrence of certain specified events.
The 2026 Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, including the 2023 Notes and 2025 Notes, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current and future subsidiaries.
On or after June 5, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2020, the 2026 Notes were not convertible. However, as of December 31, 2020, the if-converted value of the 2026 Notes exceeded the principal amount by $135.3 million. The if-converted value was determined based on the closing price of the Company's common stock of $126.53 on December 31, 2020.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
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
The 2026 Notes consist of the following:

	As of December 31,
	2020	2019
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(67,977)	(78,672)
Unamortized debt issuance costs	(5,114)	(5,931)
Net carrying amount	243,159	231,647

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	As of December 31,
	2020	2019
Contractual interest expense	$2,365	$593
Amortization of debt issuance costs	821	466
Amortization of debt discount	10,696	5,740
Total	$13,882	$6,799
As of December 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 5.4 years.
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
0.125% Convertible Notes due 2025
In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. The interest rate for the 2025 Notes is fixed at 0.125% per annum with interest payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2021. The 2025 Notes mature on November 15, 2025, unless earlier converted or repurchased in accordance with their terms prior to such date. Each $1,000 of principal of the 2025 Notes will initially be convertible into 7.1355 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $140.14 per share. The initial conversion price for each of the 2025 Notes is subject to adjustment upon the occurrence of certain specified events.
The 2025 Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the 2025 Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, including the 2023 Notes and 2026 Notes, are effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current and future subsidiaries.
On or after November 20, 2023, the Company may redeem for cash all or any portion of the 2025 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the 2025 Notes for redemption, holders may convert all or any portion of their 2025 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2025 Notes are not otherwise convertible at such time. After that time, the right to convert such 2025 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of 2025 Notes may convert all or any portion of its 2025 Notes until the redemption price has been paid or duly provided for.
On or after August 15, 2025, holders may convert all or any portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2025 Notes.
Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
If a fundamental change (as defined in the relevant indenture governing the 2025 Notes) occurs prior to the maturity date, holders of each of the 2025 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2020, the 2025 Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.0%. The liability component of the 2025 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2020. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
In accounting for the transaction costs for the November 2020 convertible note offering, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component, totaling $5.4 million for the 2025 Notes are being amortized to expense over the expected life the 2025 Notes using the effective interest method. Issuance costs attributable to the equity component related to the conversion feature, totaling $1.5 million for the 2025 Notes were netted with the equity component.
The 2025 Notes consist of the following:

As of December 31, 2020
Liability component:
Principal	$350,000
Unamortized debt discount	(73,075)
Unamortized debt issuance costs	(5,235)
Net carrying amount	271,690

Equity component:
Net allocation of proceeds	74,556
Net issuance costs	(1,459)
Net carrying amount	$73,097
The following table sets forth total interest expense recognized related to the 2025 Notes:

As of December 31, 2020
Contractual interest expense	$51
Amortization of debt issuance costs	157
Amortization of debt discount	1,541
Total	$1,749
As of December 31, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.9 years.
Capped Call Transactions
In connection with the November 2020 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls each have an initial strike price of $140.1443 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2025 Notes. The Capped Calls have initial cap prices of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
amount of the 2025 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $39.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
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
As of December 31, 2019, a total of 11,145 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2020, 2,177 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2020, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2020, a total of 13,322 shares were allocated for issuance under the 2014 Plan. As of December 31, 2020, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 5,683 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,123 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 6,056 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2020, no shares remain available for future issuance under the 2007 Plan.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Stock Options
The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated, as there were no stock options granted during the year ended December 31, 2020 or 2019:

Year Ended December 31, 2018
Risk-free interest rate	2.6%
Expected life (in years)	4.8
Expected volatility	41.0%
Dividend yield	—
Weighted-average grant date fair value per share	$18.14

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2018	3,692	$17.63
Granted	12	47.00
Exercised	(1,038)	10.07
Forfeited	(12)	27.93
Balance as of December 31, 2018	2,654	19.72
Granted	—	—
Exercised	(1,180)	14.15
Forfeited	(55)	39.27
Balance as of December 31, 2019	1,419	23.61
Granted	—	—
Exercised	(720)	19.82
Forfeited	(29)	29.50
Balance as of December 31, 2020	670	$27.43

The summary of stock options outstanding as of December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$1.75 - $7.58	37	$2.71	0.8	37	$2.71	0.8
$13 - $19.50	167	15.91	1.0	167	15.91	1.0
$20.19 - $30.29	114	25.08	1.8	114	25.08	1.8
$35.05 - $52.58	352	36.23	3.2	326	36.13	3.2
	670	$27.43	2.3	644	$27.03	2.2

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Stock Units

The Company's restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	1,680	$32.65
Granted	910	55.60
Vested	(537)	31.68
Forfeited	(116)	35.96
Nonvested as of December 31, 2018	1,937	43.50
Granted	904	74.75
Vested	(683)	39.10
Forfeited	(206)	49.54
Nonvested as of December 31, 2019	1,952	58.86
Granted	772	82.51
Vested	(752)	54.77
Forfeited	(215)	61.02
Nonvested as of December 31, 2020	1,757	$70.74
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2020, 2019 and 2018 was $53.4 million, $71.0 million and $42.8 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $4.2 million and $7.7 million, respectively.
As of December 31, 2020, the aggregate intrinsic value of options outstanding was $66.4 million, the total unrecognized stock-based compensation expense related to stock options was $0.3 million, which the Company expects to recognize over the next 0.4 years, and total unrecognized stock-based compensation expense related to restricted stock units was $104.5 million, which the Company expects to recognize over a weighted average period of 2.8 years.
Market Stock Units
In 2018, the Company began granting market stock units to certain executives under the 2014 Plan. The market stock units are performance-based awards that vest based upon the Company's relative stockholder return. The actual number of market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the three-year performance period. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Market stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2018	—	$—
Granted	260	21.98
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2018	260	21.98
Granted	264	30.31
Vested	(87)	12.76
Forfeited	(3)	26.34
Nonvested as of December 31, 2019	434	28.85
Granted	148	32.85
Vested	(164)	15.71
Forfeited	(48)	33.46
Nonvested as of December 31, 2020	370	$35.67
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

Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the year ended December 31, 2020, 2019, and 2018 are as follows:

	As of December 31,
	2020	2019	2018
Volatility	31.3 - 42.8%	30.7 - 31.3%	34.5 - 36.6%
Risk-free interest rate	0.2 - 0.6%	1.6 - 2.4%	2.4 - 2.8%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
Total unrecognized stock-based compensation expense related to market stock units was $5.3 million, which the Company expects to recognize over a weighted average period of 1.6 years.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2020	2019
U.S.	$(138,119)	$(85,325)
Non-U.S.	1,915	1,961
Loss before income taxes	$(136,204)	$(83,364)
The components of the Company's (benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current taxes:
Foreign	$(104)	$918	$83
State	240	101	69
Total current taxes	$136	$1,019	$152
Deferred taxes:
Federal	$508	$129	$(305)
Change in valuation allowance - acquisitions	—	(14,994)	(2,970)
Foreign	180	(113)	(2)
State	592	1,472	(678)
Total deferred taxes	1,280	(13,506)	(3,955)
(Benefit from) provision for income taxes	$1,416	$(12,487)	$(3,803)
The Company had federal net operating loss carryforwards of approximately $536.5 million and $415.2 million at December 31, 2020 and 2019, respectively, which will expire at various dates beginning in 2026, if not utilized. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held state tax credits of $2.2 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively, and federal R&D tax credits of $8.2 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively. The federal and state net operating losses along with state tax credits will begin to expire in 2026, if not utilized.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
NOL and credit carryforwards	$140,897	$109,610
Deferred revenue	14,197	10,082
Accrued expenses and other	8,254	2,596
Stock-based compensation	6,087	5,894
Lease liabilities	10,668	10,778
Interest expense carryforwards	13,550	619
Convertible debt hedge	19,518	9,932
Total deferred tax assets	213,171	149,511
Deferred tax liabilities:
Deferred expenses	(12,667)	(10,264)
Convertible debt	(36,044)	(27,115)
Depreciation and amortization	(29,675)	(31,610)
Capitalized software	(538)	(490)
Right of use assets	(8,478)	(8,400)
Total deferred tax liabilities	(87,402)	(77,879)
Deferred tax assets less tax liabilities	125,769	71,632
Less: valuation allowance	(127,362)	(71,945)
Net deferred tax liability	$(1,593)	$(313)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2020, the valuation allowance increased by approximately $48.5 million due to continuing operations and $10.3 million due to the release of an uncertain tax position. The valuation allowance change included a reduction of $3.4 million due to the issuance of convertible debt during the year.
At December 31, 2020, the Company did not provide any U.S. income or foreign withholding taxes on approximately $2.2 million of certain foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs. The Company's benefit from (provision for) income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2020, 2019, and 2018, respectively, primarily as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of:
Increase in deferred tax valuation allowance	(35.8)	(50.6)	(50.6)
Stock compensation	11.4	20.7	21.9
Acquisitions	(0.6)	15.8	5.9
R&D credit	0.1	4.8	5.0
State taxes, net of federal benefit	4.6	7.1	7.6
Executive compensation	(2.5)	(3.3)	(0.3)
Other permanent items	0.9	(0.4)	(0.8)
Income tax benefit (provision) effective rate	(0.9)%	15.1%	9.7%

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2017. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2017 through 2020 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The total amount of unrecognized benefits as of December 31, 2020 and 2019 was $0.4 million and $10.7 million. The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$10,738	$293
Gross increase related to prior year positions	(10,460)	396
Gross increase related to current year positions	80	10,049
Ending balance	$358	$10,738
At December 31, 2020, approximately $0.4 million, including interest, would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2020, the Company had less than $0.03 million of accrued interest. The Company believes it is reasonably possible that $0.4 million of its unrecognized tax benefits will be resolved within the next 12 months due to state tax refund claim settlements and foreign voluntary disclosures. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense. By December 31, 2020, the Company had received beneficial rulings on the IRS private letter ruling and the related unrecognized tax benefit of $10.0 million was reversed, which had an insignificant impact to the income tax provision for the year ended December 31, 2020.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) profit-sharing plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 50% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
The Company makes matching contributions equal to 25% of employee contributions, which could be applied to up to 6% of each participant's compensation beginning in 2018. Employees with at least 90 days of continuous service are eligible to participate, and certain employees are eligible for matching contributions after one year of continuous service. The Company's contributions vest 50% after one year of continuous service and 100% after two years of continuous service. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $2.7 million, $1.4 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
17. Related Parties
For the years ended December 31, 2020, 2019 and 2018, the Company recorded revenues from a related-party customer of $0.6 million, $0.6 million and $0.4 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

18. Selected Quarterly Financial Data (unaudited)
Selected summarized quarterly financial information for the years ended 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$71,296	$77,646	$79,702	$86,840	$92,380	$97,581	$103,804	$108,986
Cost of revenues	37,184	40,052	40,447	44,802	53,107	53,203	57,366	64,476
Gross profit	34,112	37,594	39,255	42,038	39,273	44,378	46,438	44,510
Operating expenses:
Sales and marketing	15,805	15,866	15,700	16,576	19,884	16,310	18,403	17,726
Research and development	17,657	19,118	19,617	19,881	24,958	23,642	23,568	25,213
General and administrative	13,860	14,079	13,418	15,382	19,110	17,203	17,563	17,061
Acquisition related costs	2,718	1,977	2,758	8,574	(1,967)	1,127	818	500
Amortization of acquired intangibles	1,215	905	912	3,307	4,491	4,491	4,465	4,441
Partnership termination charges	—	—	—	—	—	13,244	—	—
Unoccupied lease charges	—	—	244	176	—	668	1,468	45
Total operating expenses	51,255	51,945	52,649	63,896	66,476	76,685	66,285	64,986
Loss from operations	(17,143)	(14,351)	(13,394)	(21,858)	(27,203)	(32,307)	(19,847)	(20,476)
Total other income (expense), net	(2,207)	(3,217)	(5,206)	(5,988)	(6,465)	(6,599)	(6,757)	(16,550)
Loss before income taxes	(19,350)	(17,568)	(18,600)	(27,846)	(33,668)	(38,906)	(26,604)	(37,026)
Benefit from (provision for) income taxes	39	237	31	12,180	(440)	(65)	(116)	(795)
Net loss	$(19,311)	$(17,331)	$(18,569)	$(15,666)	$(34,108)	$(38,971)	$(26,720)	$(37,821)
Net loss per common share, basic and diluted	$(0.44)	$(0.39)	$(0.39)	$(0.32)	$(0.70)	$(0.76)	$(0.50)	$(0.69)