Form 10-Q
period 2021-03-31
Q2 Holdings, Inc.
filed 2021-05-06
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,305,310 shares of Common Stock, $0.0001 par value per share as of April 30, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,700	$407,703
Restricted cash	3,480	3,482
Investments	157,860	131,352
Accounts receivable, net	36,064	36,430
Contract assets, current portion, net	992	1,088
Prepaid expenses and other current assets	16,975	8,861
Deferred solution and other costs, current portion	23,966	19,042
Deferred implementation costs, current portion	6,907	8,258
Total current assets	616,944	616,216
Property and equipment, net	61,580	49,558
Right of use assets	33,144	34,709
Deferred solution and other costs, net of current portion	31,246	32,782
Deferred implementation costs, net of current portion	17,275	15,184
Intangible assets, net	175,925	184,859
Goodwill	462,274	462,274
Contract assets, net of current portion and allowance	19,733	18,694
Other long-term assets	2,379	2,426
Total assets	$1,420,500	$1,416,702
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,263	$7,887
Accrued liabilities	26,952	22,444
Accrued compensation	16,732	26,716
Deferred revenues, current portion	88,897	81,935
Lease liabilities, current portion	6,559	6,844
Total current liabilities	153,403	145,826
Convertible notes, net of current portion	564,508	557,468
Deferred revenues, net of current portion	30,616	29,203
Lease liabilities, net of current portion	35,116	36,739
Other long-term liabilities	3,883	4,102
Total liabilities	787,526	773,338
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 56,280 issued and outstanding as of March 31, 2021 and 55,562 shares issued and outstanding as of December 31, 2020	6	6
Additional paid-in capital	1,039,821	1,024,577
Accumulated other comprehensive income (loss)	(11)	(32)
Accumulated deficit	(406,842)	(381,187)
Total stockholders' equity	632,974	643,364
Total liabilities and stockholders' equity	$1,420,500	$1,416,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$116,520	$92,380
Cost of revenues(1)	63,319	53,107
Gross profit	53,201	39,273
Operating expenses:
Sales and marketing(1)	19,816	19,884
Research and development(1)	26,795	24,958
General and administrative(1)	18,834	19,110
Acquisition related costs	850	(1,967)
Amortization of acquired intangibles	4,419	4,491
Total operating expenses	70,714	66,476
Loss from operations	(17,513)	(27,203)
Other income (expense):
Interest and other income	179	456
Interest and other expense	(8,186)	(6,921)
Total other income (expense), net	(8,007)	(6,465)
Loss before income taxes	(25,520)	(33,668)
Provision for income taxes	(135)	(440)
Net loss	$(25,655)	$(34,108)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	19	(122)
Foreign currency translation adjustment	2	(55)
Comprehensive loss	$(25,634)	$(34,285)
Net loss per common share, basic and diluted	$(0.46)	$(0.70)
Weighted average common shares outstanding:
Basic and diluted	55,798	48,581
_____________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$2,535	$3,408
Sales and marketing	2,537	2,754
Research and development	3,145	3,770
General and administrative	4,878	4,604
Total stock-based compensation expense	$13,095	$14,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Total stockholders' equity, beginning balances	$643,364	$379,412

Common stock and additional paid-in capital:
Beginning balances	1,024,583	622,697
Stock-based compensation expense	13,463	14,866
Exercise of stock options	1,902	1,449
Shares acquired to settle the exercise of stock options	(121)	(264)
Ending balances	1,039,827	638,748

Accumulated deficit:
Beginning balances	(381,187)	(243,299)
Cumulative effect of the adoption of new accounting standard	—	(268)
Net loss	(25,655)	(34,108)
Ending balances	(406,842)	(277,675)

Accumulated other comprehensive income (loss):
Beginning balances	(32)	14
Other comprehensive income (loss)	21	(177)
Ending balances	(11)	(163)

Total stockholders' equity, ending balances	$632,974	$360,910

Common stock (in shares):
Beginning balances	55,562	48,386
Shares acquired to settle exercise of stock options	(1)	(3)
Exercise of stock options	115	136
Shares issued for the vesting of restricted stock awards	604	444
Ending balances	56,280	48,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,655)	$(34,108)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	6,088	3,905
Depreciation and amortization	12,912	13,017
Amortization of debt issuance costs	505	459
Amortization of debt discount	6,501	5,031
Amortization of premiums on investments	76	(49)
Stock-based compensation expense	13,463	14,866
Deferred income taxes	96	414
Allowance for credit losses	(11)	144
Allowance for sales credits	22	(14)
Loss on disposal of long-lived assets	—	3
Changes in operating assets and liabilities:
Accounts receivable, net	356	(4,537)
Prepaid expenses and other current assets	(8,305)	(2,970)
Deferred solution and other costs	(6,742)	(6,852)
Deferred implementation costs	(3,473)	(4,057)
Contract assets, net	(943)	(1,919)
Other long-term assets	1,630	2,819
Accounts payable	3,106	(284)
Accrued liabilities	(11,479)	(6,136)
Deferred revenues	8,377	6,794
Deferred rent and other long-term liabilities	(2,002)	(2,325)
Net cash used in operating activities	(5,478)	(15,799)
Cash flows from investing activities:
Purchases of investments	(41,554)	—
Maturities of investments	14,989	2,500
Purchases of property and equipment	(6,111)	(4,642)
Capitalized software development costs	(822)	(287)
Net cash used in investing activities	(33,498)	(2,429)
Cash flows from financing activities:
Proceeds from exercise of stock options to purchase common stock	1,971	1,194
Net cash provided by financing activities	1,971	1,194
Net decrease in cash, cash equivalents, and restricted cash	(37,005)	(17,034)
Cash, cash equivalents, and restricted cash, beginning of period	411,185	103,562
Cash, cash equivalents, and restricted cash, end of period	$374,180	$86,528
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$164	$134
Cash paid for interest	$180	$863
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(121)	$(264)
Data center assets acquired under deferred payment arrangements or financing arrangements	$449	$3,895

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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
Use of Estimates
The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; estimate of credit losses; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of contingent consideration; fair value of the conversion features of convertible notes; and, income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2021 and 2020. A single customer accounted for 14% of accounts receivable, net, as of March 31, 2021, and no individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2020.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables or contract assets, and deferred revenues, or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero and $0.2 million for expected losses for the three months ended March 31, 2021 and 2020, respectively, and zero has been written off and charged against the allowance at each of March 31, 2021 and December 31, 2020. The allowance for credit losses related to contract assets was $0.3 million as of March 31, 2021 and December 31, 2020.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $6.5 million and $2.1 million were included in the accounts receivable balance at March 31, 2021 and December 31, 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. Under ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.1 million and $0.3 million for expected losses for the three months ended March 31, 2021 and 2020, respectively, and $0.1 million and $0.6 million has been written off and charged against the allowance as of March 31, 2021 and December 31, 2020, respectively. The allowance for credit losses related to accounts receivable was $0.6 million as of March 31, 2021 and December 31, 2020.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The allowance for sales credits was $0.6 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.
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
The net increase in the deferred revenue balance for the three months ended March 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $124.0 million for current year invoices, $0.9 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $85.5 million of revenue recognized from current year invoices and $31.0 million of revenue that was included in the deferred revenue balance as of December 31, 2020. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On March 31, 2021, the Company had $1.3 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 47% percent of its remaining performance obligations as revenue in the next 24 months, an additional 39% percent in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs such as employee salaries, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.5 million and $4.1 million during the three months ended March 31, 2021 and 2020, respectively, and recognized $2.7 million and $2.1 million of amortization during the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $3.1 million and $5.6 million in deferred commissions costs during the three months ended March 31, 2021 and 2020, respectively, and recognized $3.4 million and $1.8 million of amortization during the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
In connection with the Company's business combinations, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks and non-compete agreements. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates as a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimates the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company's products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.
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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or cloud-based hosting services, transactional revenue from bill-pay solutions and revenues for customer support and implementation services related to the Company's solutions.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2021	2020
Subscription	$85,071	$66,232
Transactional	16,283	12,820
Services and Other	15,166	13,328
Total Revenues	$116,520	$92,380
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
Transactional Revenues
The Company generates the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from interchange fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products. The Company recognizes revenue for bill-pay transaction services and interchange fees in the month incurred based on actual or estimated transactions.
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
The majority of the Company's revenue recognized at a particular point in time is for usage revenue and on-premise software licenses. These services are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service or the point the customer obtained control of the software.
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate SSP is the adjusted market assessment approach, which considers the Company's overall pricing objectives, market conditions and other factors, including the value of the Company's contracts, its discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices, and the number and types of users within its contracts.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of March 31, 2021.
Other Considerations
The Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company's solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are insignificant.
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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
Software Development Costs
The Company capitalizes certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions, and third-party development costs. Capitalized software development costs are computed on an individual product basis and products available for market are amortized to cost of revenues over the products' estimated economic lives. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three months ended March 31, 2021 and 2020. The Company recognized $0.2 million of amortization of capitalized software development costs for each of the three months ended March 31, 2021 and 2020.
The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $0.8 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively. The Company recognized zero amortization for each of the three months ended March 31, 2021 and 2020 as none of the software projects had reached general availability as of each period.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $0.2 million for each of the three months ended March 31, 2021 and 2020. The Company signed a long-term sponsorship arrangement on December 31, 2020, which has not yet commenced, and payments under this arrangement will be deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, executives and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after the first and second years and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from the date of grant, with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of the Company's common stock relative to the Index during the performance period. From time to time, we may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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
When accounting for the issuance of convertible notes, the Company separates each of the convertible notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature is determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, the Company allocates the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
When accounting for an exchange of convertible notes, the Company evaluates whether the transaction should be evaluated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2025 Notes in November 2020 were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. In an exchange transaction, the Company will allocate a portion of the settlement consideration to the reacquisition of the liability component, which is equal to the fair value of that component immediately prior to the extinguishment, and allocate the remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of additional paid in capital. The difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and any unamortized debt issuance costs is recognized as a gain or loss on debt extinguishment in the Company's consolidated statements of comprehensive loss.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of March 31, 2021, the Company had no finance leases.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company believes it has accrued adequate reserves related to its uncertain tax positions; however, ultimate determination of our liability is subject to audit by taxing authorities in the ordinary course of business. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(25,655)	$(34,108)
Denominator:
Weighted-average common shares outstanding, basic and diluted	55,798	48,581
Net loss per common share, basic and diluted	$(0.46)	$(0.70)
Due to net losses for the three months ended March 31, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2021	2020
Stock options, restricted stock units, and market stock units	2,784	3,583
Shares related to the 2023 Notes	451	1,043
Shares subject to warrants related to the issuance of the 2023 Notes	307	—
Shares related to the 2026 Notes	1,026	—
	4,568	4,626
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes, 2025 Notes and 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2025 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
$140.14 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the three months ended March 31, 2021 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented. During the three months ended March 31, 2020 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements and plans to adopt for the fiscal year beginning January 1, 2022.
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
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the condensed consolidated statements of comprehensive loss, was $0.1 million and $0.2 million, for the three months ended March 31, 2021 and March 31, 2020, respectively, and compensation expense recognized under these agreements included in acquisition related costs in the condensed consolidated statements of comprehensive loss was $0.4 million and $0.7 million, for the three months ended March 31, 2021 and March 31, 2020, respectively.

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2021:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$183,035	$183,035	$—	$—
Certificates of deposit	25,048	—	25,048	—
	$208,083	$183,035	$25,048	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$32,530	$—	$32,530	$—
Certificates of deposit	10,016	—	10,016	—
U.S. government securities	115,314	—	115,314	—
	$157,860	$—	$157,860	$—

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2020:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$188,469	$188,469	$—	$—
Certificates of deposits	25,028	—	25,028	—
Corporate bonds and commercial paper	996	—	996	—
U.S. government securities	19,999	—	19,999	—
	$234,492	$188,469	$46,023	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$31,239	$—	$31,239	$—
Certificates of deposit	10,007	—	10,007	—
U.S. government securities	$90,106	—	90,106	—
	$131,352	$—	$131,352	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2021 and December 31, 2020 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. The adoption of ASU 2016-13 did not have a material impact on the Company's accounting for available-for-sale debt securities. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended March 31, 2021 or March 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company's cash was $162.6 million and $173.2 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments as of March 31, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$183,035	$—	$—	$183,035
Certificates of deposit	25,048	—	—	25,048
	$208,083	$—	$—	$208,083
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$32,526	$9	$(5)	$32,530
Certificates of deposit	10,016	—	—	10,016
U.S. government securities	115,309	8	(3)	115,314
	$157,851	$17	$(8)	$157,860
A summary of the Company's cash equivalents and investments as of December 31, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$188,469	$—	$—	$188,469
Certificates of deposit	25,028	—	—	25,028
Corporate bonds and commercial paper	997	—	(1)	996
U.S. government securities	19,999	—	—	19,999
	$234,493	$—	$(1)	$234,492
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,233	$15	$(9)	$31,239
Certificates of deposit	10,007	—	—	10,007
U.S. government securities	90,120	—	(14)	90,106
	$131,360	$15	$(23)	$131,352
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2021	December 31, 2020
Due within one year or less	$152,865	$131,352
Due after one year through five years	4,995	—
	$157,860	$131,352
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2021 and December 31, 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2021.

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$115,309	$(3)	$115,306
Corporate bonds and commercial paper	32,526	(5)	32,521
	$147,835	$(8)	$147,827

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$90,120	$(14)	$90,106
Corporate bonds and commercial paper	21,445	(9)	21,436
	$111,565	$(23)	$111,542
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $462.3 million as of each of March 31, 2021 and December 31, 2020. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2020. No impairment of goodwill was identified during 2020, nor has any impairment of goodwill been recorded to date.
Intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021			As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,405	$(21,773)	$42,632	$64,405	$(18,568)	$45,837
Non-compete agreements	12,705	(3,840)	8,865	12,705	(3,205)	9,500
Trademarks	19,870	(4,174)	15,696	19,870	(3,612)	16,258
Acquired technology	141,340	(35,411)	105,929	141,340	(30,256)	111,084
Capitalized software development costs	5,925	(3,122)	2,803	5,103	(2,923)	2,180
	$244,245	$(68,320)	$175,925	$243,423	$(58,564)	$184,859
The Company recorded intangible assets from the business combination discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.4 million and $4.5 million for the three months ended March 31, 2021 and 2020.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Gross capitalized software development costs were $5.9 million and $5.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company amortized $0.2 million of capitalized software development costs for each of the three months ended March 31, 2021 and 2020. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years.
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 67 square feet of office space which expires on April 30, 2021, with the option to extend the lease for an additional five-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company also leases office space in Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; Bangalore, India; and Sydney, Australia. On December 18, 2019, the Company entered into an office lease agreement with Aspen Lake Building Three, LLC to lease approximately 129 rentable square feet of an office building to be located immediately adjacent to the Company's headquarters in order to expand the Company's headquarters, commencing on approximately June 1, 2021.
During the year ended December 31, 2020, the Company vacated facilities in San Mateo California; south Austin, Texas; and a portion of the facilities in Charlotte, North Carolina and recorded an unoccupied lease charge of $2.2 million for the remaining contractual lease payments and related fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $0.7 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.1 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at March 31, 2021.
The Company believes its current facilities and facilities under contract will be adequate for its needs for the current term. Rent expense under operating leases was $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.
The components of lease costs, lease term and discount rate were as follows for the three months ended March 31,:

	Operating Leases
	Three Months Ended March 31,
	2021	2020
Lease expense:
Operating lease expense	$2,286	$2,323
Sublease income	(189)	(142)
Total lease expense	$2,097	$2,181

Other information:
Cash paid for operating lease liabilities	$2,471	$2,398
Right-of-use assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2021 and 2020	$—	$—
Weighted-average remaining lease term - operating leases	6.1 years	6.5 years
Weighted-average discount rate - operating leases	5.5%	5.5%

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum payments required under operating leases that have commenced and have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2021 were as follows:

Operating Leases
Year Ended December 31,
2021 (April 1 to December 31)	$6,518
2022	8,747
2023	8,394
2024	7,335
2025	6,319
Thereafter	10,569
Total lease payments	$47,882
Less: present value discount	(6,207)
Present value of lease liabilities	$41,675
As of March 31, 2021, the Company had approximately $31.6 million of future payments under the Aspen Lake Building Three, LLC lease agreement, primarily for corporate facilities, that have not yet commenced. This operating lease will commence in June 2021 with a lease term of approximately ten years.
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
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, the Company paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The Company recorded the $13.2 million charge in partnership termination charges in the condensed consolidated statements of comprehensive loss in the second quarter of 2020 and has recorded the unpaid portion of the termination fee in accrued liabilities on the accompanying condensed consolidated balance sheet at March 31, 2021.
On December 31, 2020, the Company entered into a long-term stadium sponsorship agreement, beginning in 2021 and ending in 2028, which grants the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits. The stadium is set to open during the second quarter of 2021. The advertising expense for these rights will be amortized on a straight-line basis and recorded in sales and marketing expense in the consolidated statements of comprehensive loss. The prepaid commitment balance, net of amortization, is included in prepaid expenses and other current assets in the consolidated balance sheets.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2021 (from April 1 to December 31)	$24,810
2022	25,441
2023	65,896
2024	6,656
2025	356,291
Thereafter	327,936
Total commitments	$807,030

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
In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. As of the exchange date, the carrying value of the 2023 Notes, net of unamortized debt discount and issuance costs, was $42.9 million. The partial exchange of the 2023 Notes resulted in an $8.9 million loss on early debt extinguishment during the year ended December 31, 2020, of which $2.0 million consisted of unamortized debt issuance costs. The Company may repurchase additional 2023 Notes and/or its 2025 Notes and 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2021 and were convertible through March 31, 2021. For more than 20 trading days during the 30 consecutive trading days ended March 31, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on April 1, 2021 and are convertible through June 30, 2021. As of March 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $35.9 million. The if-converted value was determined based on the closing price of the Company's common stock of $100.20 on March 31, 2021. 21 notes of the 2023 Notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The 2023 Notes consist of the following:

	As of March 31, 2021	As of December 31, 2020
Liability component:
Principal	$48,034	$48,035
Unamortized debt discount	(4,462)	(4,915)
Unamortized debt issuance costs	(446)	(501)
Net carrying amount	43,126	42,619

Equity component:
Net carrying amount	$7,784	$7,784

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$90	$431
Amortization of debt issuance costs	61	259
Amortization of debt discount	546	2,434
Total	$697	$3,124
As of March 31, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 1.9 years.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of March 31, 2021, Bond Hedges giving the Company the option to repurchase approximately 0.2 million shares remained outstanding.
Under the February 2018 Warrants transaction, the Company issued warrants to acquire, subject to anti-dilution adjustments, up to approximately 4.0 million shares over 80 scheduled trading days beginning on May 15, 2023 at an exercise price of $78.75 per share. If the Warrants are not exercised on their exercise dates, they will expire. Pursuant to the Warrants, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the exercise price of the Warrants of $78.75, the Warrants will have a dilutive effect on the Company's earnings per share, assuming the Company is profitable. The Company received $22.4 million in cash proceeds from the sale of the Warrants.
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of March 31, 2021, Warrants to acquire up to approximately 0.8 million shares remained outstanding.
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
On or after June 5, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 Notes will expire, unless the Company defaults on the payment of the redemption price, in which case a holder of 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2021, the 2026 Notes were not convertible. However, as of March 31, 2021, the if-converted value of the 2026 Notes exceeded the principal amount by $41.4 million. The if-converted value was determined based on the closing price of the Company's common stock of $100.20 on March 31, 2021.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The 2026 Notes consist of the following:

	As of March 31, 2021	As of December 31, 2020
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(65,320)	(67,977)
Unamortized debt issuance costs	(4,909)	(5,114)
Net carrying amount	246,021	243,159

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$593	$586
Amortization of debt issuance costs	206	200
Amortization of debt discount	2,623	2,597
Total	$3,422	$3,383
As of March 31, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 5.2 years.
Capped Call Transactions
In connection with the June 2019 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the 2019 Capped Calls. The 2019 Capped Calls each have an initial strike price of $88.6124 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes. The 2019 Capped Calls have initial cap prices of $139.00 per share. The 2019 Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the 2019 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the 2019 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the 2019 Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the 2019 Capped Calls was recorded as a reduction to additional paid-in capital.
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
On or after November 20, 2023, the Company may redeem for cash all or any portion of the 2025 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period. If the Company calls any or all of the 2025 Notes for redemption, holders may convert all or any portion of their 2025 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2025 Notes are not otherwise convertible at such time. After that time, the right to convert such 2025 Notes will expire, unless the Company defaults on the payment of the redemption price, in which case a holder of 2025 Notes may convert all or any portion of its 2025 Notes until the redemption price has been paid or duly provided for.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2025 Notes) occurs prior to the maturity date, holders of each of the 2025 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2021, the 2025 Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.0%. The liability component of the 2025 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The 2025 Notes consist of the following:

	As of March 31, 2021	As of December 31, 2020
Liability component:
Principal	$350,000	$350,000
Unamortized debt discount	(69,683)	(73,075)
Unamortized debt issuance costs	(4,956)	(5,235)
Net carrying amount	275,361	271,690

Equity component:
Net carrying amount	$73,109	$73,097
The following table sets forth total interest expense recognized related to the 2025 Notes:

Three months ended
March 31, 2021
Contractual interest expense	$109
Amortization of debt issuance costs	238
Amortization of debt discount	3,332
Total	$3,679
As of March 31, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.6 years.
Capped Call Transactions
In connection with the November 2020 convertible note offering, the Company entered into capped call transactions with one or more counterparties, or the 2020 Capped Calls. The 2020 Capped Calls each have an initial strike price of $140.1443 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2025 Notes. The 2020 Capped Calls have initial cap prices of $211.54 per share. The 2020 Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2025 Notes in the event the market price per share of common stock is greater than the strike price of the 2020 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the 2020 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the 2020 Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $39.8 million incurred in connection with the 2020 Capped Calls was recorded as a reduction to additional paid-in capital.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
As of December 31, 2020, a total of 13,322 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2021, 2,500 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2021, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2021 a total of 15,823 shares were allocated for issuance under the 2014 Plan. As of March 31, 2021, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 6,435 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,168 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 7,850 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2021, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the three months ended March 31, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2021	670	$27.43
Granted	—	—
Exercised	(115)	16.48
Forfeited	—	—
Balance as of March 31, 2021	555	$29.69
Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	1,757	$70.74
Granted	465	125.74
Vested	(239)	54.47
Forfeited	(43)	74.28
Nonvested as of March 31, 2021	1,940	$85.85

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Market Stock Units
Market stock unit activity during the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	370	$35.67
Granted	91	80.61
Change in awards based on performance(1)	195	39.67
Vested	(365)	33.65
Forfeited	(2)	52.42
Nonvested as of March 31, 2021	289	$54.94
_______________________________________________________________________________
(1) Represents the change in the number of MSUs earned based on performance achievement for the performance period.
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2021 is based on the estimated annual effective tax rate for fiscal year 2021. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the forecasts of pretax income and other items impacting forecasted income tax expense change.
The Company's provision for income taxes reflected an effective tax rate of approximately (0.5)% and (1.3)% for the three months ended March 31, 2021 and 2020, respectively. For the three and three months ended March 31, 2021 and 2020, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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
The Company has unrecognized tax benefits as of March 31, 2021 of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest, representing no material change from December 31, 2020. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2017 through 2020 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any other taxing jurisdiction.
12. Subsequent Events
On April 1, 2021, the Company announced that it completed its acquisition of all of the outstanding equity interests of ClickSWITCH, an enterprise software company that provides digital account switching solutions, in exchange for approximately $65.0 million of cash from existing balances. The Company currently is in the process of finalizing the accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the assets and liabilities assumed by the end of the second quarter of 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, including the COVID-19 outbreak and the associated efforts to limit the spread of the disease. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021.
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

The COVID-19 pandemic creates significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events are accelerating the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve customers and grow our business. We considered the uncertainties and risks posed by the continuing COVID-19 pandemic when preparing our 2021 budget and hiring plans and though we expect our headcount growth rate to be somewhat lower than we experienced in 2019 and prior, we expect our hiring plans to accelerate during 2021 based on our expectations that buying environments and cross sale opportunities continue to improve in 2021. In the long term, and subject to more clarity regarding when we may return to a more normal operating environment post COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
If we are successful in growing our revenues by increasing the number of customers and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term. We also anticipate that increases in the number of Registered Users for existing digital banking platform customers in the longer term will improve our margins. However, we do not have any control or influence over whether End Users of our digital banking platform elect to become Registered Users of our customers' digital banking services.
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

COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" below. While there has been some progress in certain markets with vaccine delivery and partial re-openings of businesses, there are no comparable recent events that provide guidance as to the impacts that the spread of COVID-19 may have, and, as a result, the ultimate impacts of the pandemic are highly uncertain and subject to change.
We have for many years maintained a business continuity plan and a pandemic plan, which we regularly test and update as needed. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely.
In early 2020 we implemented enhanced health and safety protocols at our locations, and by mid-March 2020 virtually every one of our employees had transitioned to working remotely from home. We have now implemented strict protocols for any employee to enter any of our facilities, including the approval of senior management, advance health screening for COVID-19 symptoms and strict social distancing requirements while onsite, including mask-wearing, physical-spacing and indoor foot-traffic requirements. As of the filing date of this Quarterly Report on Form 10-Q, we continue to operate with nearly every employee working remotely. We currently have no firm plans to begin having employees return to onsite work. We also have cancelled all in-person aspects of our spring 2021 customer conference and are currently evaluating to what extent and in what format we may hold the conference in the future. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
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

Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower than what we believe it otherwise would have been for the year ending December 31, 2021. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings during the year ending December 31, 2021, although at this time we are unable to predict the extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Despite these challenges among financial institutions, the usage by End Users of digital financial solutions has never been higher and we are making additional investments to enhance our technology infrastructure to support this heightened usage. We have seen increased online banking activity as a result of shelter-in-place and similar orders as well as spikes in logins as End Users check accounts for such things as government stimulus funds. We believe the challenges and opportunities posed by the COVID-19 pandemic have and will continue to cause financial institutions to increase their focus on maintaining and improving their digital financial services offerings.
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
Installed Customers
We define Installed Customers as the number of customers on live implementations (or installations) of our digital banking platforms. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. While we believe the COVID-19 pandemic has increased the importance and prominence of our portfolio of digital financial services solutions and provide us with an opportunity to continue to grow our business, the increased economic uncertainty and reduced economic activity resulting from the pandemic, including consumer and business spending, is resulting in delays in certain purchasing decisions and implementations, which we anticipate will continue to slow the rate at which we add new Installed Customers during 2021 as compared to what we believe our growth rate would have been without the effects of the pandemic. We had 450, 414 and 401 Installed Customers on our digital banking platform as of December 31, 2020, 2019 and 2018, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers and the timing of registration of new End Users. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic has resulted in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has also resulted in delays in certain purchasing decisions and implementations, which has slowed the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 17.8 million, 14.6 million and 12.8 million Registered Users as of December 31, 2020, 2019 and 2018, respectively. Registered Users at March 31, 2021 were 18.3 million compared to 15.4 million at March 31, 2020.

Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. We believe the COVID-19 pandemic has created incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also has resulted in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions, which may adversely affect our revenue retention rate. We also have experienced contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our revenue retention rate. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122%, 120% and 114% for the years ended December 31, 2020, 2019 and 2018, respectively.

Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic has created incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has resulted in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. We also have experienced contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 5.9% to 3.5% over the last nine years, and we had annual churn of 5.9%, 5.1% and 5.0% for the years ended December 31, 2020, 2019 and 2018, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
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
Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended March 31,
	2021	2020
Revenue:
GAAP revenue	$116,520	$92,380
Deferred revenue reduction from purchase accounting	528	1,442
Total Non-GAAP revenue	$117,048	$93,822

Non-GAAP Operating Income
We provide non-GAAP operating income using non-GAAP revenue as discussed above and excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets, partnership termination charges and unoccupied lease charges. We believe excluding these items is useful for the following reasons:
•Deferred revenue reduction from purchase accounting. We provide non-GAAP information that excludes the deferred revenue reduction from purchase accounting. We believe that the exclusion of deferred revenue reduction from purchase accounting allows users of our financial statements to better review and understand the historical and current results of our continuing operations.
•Amortization of acquired technology and intangible assets. We provide non-GAAP information that excludes expenses related to purchased technology and intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of acquired technology and intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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
•Acquisition related costs. We exclude certain expense items resulting from our acquisitions, such as legal, accounting and consulting fees, changes in fair value of contingent consideration and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition related costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
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

	Three Months Ended March 31,
	2021	2020
GAAP operating loss	$(17,513)	$(27,203)
Deferred revenue reduction from purchase accounting	528	1,442
Partnership termination charges	—	—
Stock-based compensation	13,095	14,536
Acquisition related costs	966	(1,709)
Amortization of acquired technology	5,157	5,477
Amortization of acquired intangibles	4,419	4,491
Unoccupied lease charges	—	—
Non-GAAP operating income (loss)	$6,652	$(2,966)
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(25,655)	$(34,108)
Deferred revenue reduction from purchase accounting	528	1,442
Partnership termination charges	—	—
Stock-based compensation	13,095	14,536
Acquisition related costs	966	(1,709)
Depreciation and amortization	12,912	13,017
Unoccupied lease charges	—	—
Provision for income taxes	135	440
Loss on extinguishment of debt	—	—
Interest and other (income) expense, net	7,907	6,275
Adjusted EBITDA	$9,888	$(107)
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based services, transactional revenue from bill-pay solutions, and revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize the software license revenue once the customer obtains control of the license and the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.

As a result of the economic and operational impact of the COVID-19 pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We have experienced a slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower than what we believe it would have been without the pandemic during the year ending December 31, 2021. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings, in 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long-term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to fluctuate as a percentage of revenues based principally on the level and timing of implementation and support activities and other related costs, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic.
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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2021 budget and hiring plans and while hiring may be somewhat lower than the growth rates experienced in 2019 and prior, we expect hiring rates to accelerate in 2021 as compared to hiring in 2020 based on our expectation that buying environments and cross sale opportunities will continue to improve. Additionally, while nearly all of our employees are working remotely from home and we have suspended all non-essential business travel and conference participation, including cancelling in-person attendance at our own customer conference typically held in April of each year, we expect that as the COVID-19 vaccine becomes more widely available and based on the expectation that cases will correspondingly begin to decline, some of these activities will begin to return in the second half of 2021. As a result, certain costs associated with operating physical locations and facilitating employee travel will remain reduced in the first half of 2021, but we anticipate that we will see a gradual increase in such costs in the second half of 2021. As of the filing date of this Quarterly Report on Form 10-Q, we have no firm plans to begin having employees return to onsite work.

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

Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, loss on disposal of long-lived assets, and loss on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes, and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Benefit from (Provision for) Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income taxes, deferred income tax expenses relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues(1)	$116,520	$92,380
Cost of revenues(2)(3)	63,319	53,107
Gross profit	53,201	39,273
Operating expenses:
Sales and marketing(3)	19,816	19,884
Research and development(3)	26,795	24,958
General and administrative(3)	18,834	19,110
Acquisition related costs(4)	850	(1,967)
Amortization of acquired intangibles	4,419	4,491
Total operating expenses	70,714	66,476
Loss from operations	(17,513)	(27,203)
Total other income (expense), net	(8,007)	(6,465)
Loss before income taxes	(25,520)	(33,668)
Provision for income taxes	(135)	(440)
Net loss	$(25,655)	$(34,108)

_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.5 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Includes amortization of acquired technology of $5.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$2,535	$3,408
Sales and marketing	2,537	2,754
Research and development	3,145	3,770
General and administrative	4,878	4,604
Total stock-based compensation expense	$13,095	$14,536
(4) The three months ended March 31, 2020 includes a $3.1 million reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenues(1)	100.0%	100.0%
Cost of revenues(2)(3)	54.3	57.5
Gross profit	45.7	42.5
Operating expenses:
Sales and marketing(3)	17.0	21.5
Research and development(3)	23.0	27.0
General and administrative(3)	16.2	20.7
Acquisition related costs(4)	0.7	(2.1)
Amortization of acquired intangibles	3.8	4.9
Total operating expenses	60.7	72.0
Loss from operations	(15.0)	(29.4)
Total other income (expense), net	(6.9)	(7.0)
Loss before income taxes	(21.9)	(36.4)
Benefit from (provision for) income taxes	(0.1)	(0.5)
Net loss	(22.0)%	(36.9)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.5% and 1.6% for the three months ended March 31, 2021 and 2020, respectively.
(2) Includes amortization of acquired technology of 4.4% and 5.9% for the three months ended March 31, 2021 and 2020, respectively.
(3) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	2.2%	3.7%
Sales and marketing	2.2	3.0
Research and development	2.7	4.1
General and administrative	4.2	5.0
Total stock-based compensation expense	11.2%	15.7%

(4) The three months ended March 31, 2021 includes a 3.4% reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Revenues	$116,520	$92,380	$24,140	26.1%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Revenues increased by $24.1 million, or 26.1%, from $92.4 million for the three months ended March 31, 2020 to $116.5 million for the three months ended March 31, 2021. This increase in revenue was primarily attributable to a $20.1 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $3.5 million of the increase was generated from an increase in the number of transactions processed using our solutions and $0.6 million of the increase was generated from our "Paycheck Protection Program" solutions as a result of successfully funded applications during the quarter.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Cost of revenues	$63,319	$53,107	$10,212	19.2%
Percentage of revenues	54.3%	57.5%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Cost of revenues increased by $10.2 million, or 19.2%, from $53.1 million for the three months ended March 31, 2020 to $63.3 million for the three months ended March 31, 2021. This increase was attributable to a $4.9 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $3.9 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.5 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, as well as implementation and support personnel expenses that are reimbursable from our customers, and, a $0.6 million increase from amortization of capitalized implementation services as a result of customer go lives during the three months ended March 31, 2021. These increases were partially offset by a decrease in travel-related expenses of $0.5 million due to significantly reduced travel as a result of the COVID-19 pandemic and a $0.3 million decrease from amortization of acquired customer technology.
We defer certain personnel and other costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. However, a substantial portion of our implementation costs are not eligible for deferral and, as a result, are expensed in the period incurred. Costs related to implementations that have been deferred are amortized over the expected period of customer benefit. Additionally, we invest in personnel, business processes and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity, process improvement and systems infrastructure, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Sales and marketing	$19,816	$19,884	$(68)	(0.3)%
Percentage of revenues	17.0%	21.5%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Sales and marketing expenses decreased by $0.1 million, or 0.3%, from $19.9 million for the three months ended March 31, 2020 to $19.8 million for the three months ended March 31, 2021. This decrease was primarily attributable to a $0.8 million decrease in travel-related expenses due to significantly reduced travel as a result of the COVID-19 pandemic and a $0.6 million decrease in other discretionary expenses primarily related to reduced trade show activities and other events as a result of the COVID-19 pandemic. These decreases were partially offset by a $1.2 million increase in personnel costs due to the growth of our sales and marketing organizations.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers and build brand awareness. We expect such expenses to decline as a percentage of our revenues over time as our revenues grow.
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Research and development	$26,795	$24,958	$1,837	7.4%
Percentage of revenues	23.0%	27.0%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Research and development expenses increased by $1.8 million, or 7.4%, from $25.0 million for the three months ended March 31, 2020 to $26.8 million for the three months ended March 31, 2021. This increase was primarily attributable to a $1.5 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.7 million increase in facilities and other overhead costs which were allocated to our research and development departments. These increases were partially offset by a $0.3 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
General and administrative	$18,834	$19,110	$(276)	(1.4)%
Percentage of revenues	16.2%	20.7%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. General and administrative expenses decreased by $0.3 million, or 1.4%, from $19.1 million for the three months ended March 31, 2020 to $18.8 million for the three months ended March 31, 2021. The decrease in general and administrative expenses was primarily attributable to a: $0.5 million decrease in professional services for legal and compliance fees; a $0.5 million decrease in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13 in 2020; a $0.5 million decrease for price concessions given to customers in 2020; a $0.2 million decrease in overhead costs which were allocated to our general and administrative departments; and, a $0.2 million decrease in discretionary spending and travel-related expenses. These decreases were partially offset by a $1.6 million increase in personnel costs to support the growth of our business.
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
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Acquisition related costs	$850	$(1,967)	$2,817	143.2%
Percentage of revenues	0.7%	(2.1)%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Acquisition related costs increased by $2.8 million, or 143.2%, from a gain of $2.0 million for the three months ended March 31, 2020 to $0.9 million for the three months ended March 31, 2021. Acquisition related costs for the three months ended March 31, 2021 included $0.5 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021 and $0.4 million of compensation expense related to the retention bonuses for employees of previous acquisitions. Acquisition related costs for the three months ended March 31, 2020 included a $3.1 million decrease for changes in the fair value of the contingent consideration related to the acquisition of Cloud Lending based on revisions to our expectations of actual achievement, partially offset by $1.0 million of compensation expense related to the retention bonuses for employees of previous acquisitions, and $0.2 million of additional legal, professional services and other costs.

Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Amortization of acquired intangibles	$4,419	$4,491	$(72)	(1.6)%
Percentage of revenues	3.8%	4.9%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Amortization of acquired intangibles decreased by $0.1 million, or 1.6%, from $4.5 million for the three months ended March 31, 2020 to $4.4 million for the three months ended March 31, 2021 as a result of intangible assets that became fully amortized. The acquired intangible assets are related to previously disclosed business combinations and an asset purchase. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Total other income (expense), net	$(8,007)	$(6,465)	$(1,542)	(23.9)%
Percentage of revenues	(6.9)%	(7.0)%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Total other income (expense), net represented a net expense of $8.0 million for the three months ended March 31, 2021 compared to a net expense of $6.5 million for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 consisted of $8.1 million from the amortization of debt discount, issuance costs and coupon interest attributable to our convertible notes issued in February 2018, June 2019 and November 2020, and other interest expense, partially offset by $0.1 million of interest income earned on cash, cash equivalents and investments. Interest expense for the three months ended March 31, 2020 consisted of $6.8 million of interest expense from the amortization of debt discount, issuance costs and coupon interest attributable to our convertible notes and other interest expense, partially offset by $0.4 million of interest income earned on cash, cash equivalents and investments.
Benefit from (provision for) income taxes

	Three Months Ended March 31,		Change
	2021	2020	$	(%)
Provision for income taxes	$(135)	$(440)	$305	69.3%
Percentage of revenues	(0.1)%	(0.5)%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Total provision for income taxes represented an expense of $0.1 million for the three months ended March 31, 2021 compared to an expense of $0.4 million for the three months ended March 31, 2020. As a result of our current net operating loss position, income tax expense for the three months ended March 31, 2021 consist primarily of federal income taxes of $0.2 million relating to the tax amortization of recently acquired goodwill and $0.2 million in income tax expense from foreign operations, partially offset by $0.3 million in state income tax benefit. The income tax expense for the three months ended March 31, 2020 consisted primarily of federal income taxes of $0.3 million relating to tax amortization of goodwill and $0.1 million in income tax expense from foreign operations.

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
Given the uncertainty that still surrounds the COVID-19 pandemic, we are expecting sales performance across all our solutions to continue to be slower during the year ending December 31, 2021 than what we believe it otherwise would have been without the pandemic. However, based on feedback we have received from our existing and prospective customers and observations from our sales team after operating since March 2020 in the COVID-19 pandemic, we believe we will begin to see improvements in the predictability of purchasing decisions and implementations by customers, and a corresponding gradual increase in bookings during 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, cash flows from operations, our February 2018 convertible note offering, our June 2019 convertible note offering, and our November 2020 convertible note offering. As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents and investments of $528.6 million. Based upon our current levels of operations, and our current expectations regarding the impacts of the COVID-19 pandemic on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(5,478)	$(15,799)
Investing activities	(33,498)	(2,429)
Financing activities	1,971	1,194
Net decrease in cash, cash equivalents, and restricted cash	$(37,005)	$(17,034)

Cash Flows from Operating Activities
Cash used in operating activities is primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the three months ended March 31, 2021, our net cash and cash equivalents used in operating activities were $5.5 million, which consisted of a net loss of $25.7 million and cash outflows from changes in operating assets and liabilities of $19.5 million, partially offset by non-cash adjustments of $39.7 million. Cash outflows were the result of: a $10.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period; an $8.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter; an $8.3 million increase in prepaid and other current assets related to timing of various prepaid expenses; a $2.0 million decrease in other long-term liabilities; and, a $0.9 million increase in contract assets. Cash outflows were partially offset by cash inflows resulting from a $8.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $1.6 million decrease in other long-term assets primarily from amortization of our right-of-use assets and a $0.4 million decrease in accounts receivable due to the timing of payments received. Non-cash items consisted primarily of: $13.5 million of stock-based compensation expense; $12.9 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets; $7.0 million in amortization of the 2023 Notes, 2025 Notes and 2026 Notes discount and related debt issuance costs; $6.1 million of amortization of deferred implementation and deferred solution and other costs; and, $0.2 million of other non-cash items.
For the three months ended March 31, 2020, our net cash and cash equivalents used in operating activities were $15.8 million, which consisted of a net loss of $34.1 million and cash outflows from changes in operating assets and liabilities of $19.5 million, partially offset by non-cash adjustments of $37.8 million. Cash outflows were the result of: a $10.9 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period; a $6.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter; a $4.5 million increase in accounts receivable due to the timing of billings at the end of the current quarter; a $3.0 million increase in prepaid and other current assets related to timing of various prepaid expenses; a $2.3 million decrease in other long-term liabilities; and, a $1.9 million increase in contract assets. Cash outflows were partially offset by cash inflows resulting from a $6.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments and a $2.8 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of: $14.9 million of stock-based compensation expense; $13.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets; $5.5 million in amortization of the convertible notes discounts and related debt issuance costs; $3.9 million of amortization of deferred implementation and deferred solution and other costs; and, $0.5 million of other non-cash items.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, purchases of property and equipment to support our growth and costs incurred for the development of capitalized software. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the three months ended March 31, 2021, our net cash used in investing activities was $33.5 million, consisting of $41.6 million from purchases of investments, $6.1 million for the purchase of property and equipment and $0.8 million from capitalized software development costs, partially offset by $15.0 million from maturities of investments.
For the three months ended March 31, 2020, net cash used in investing activities was $2.4 million, consisting primarily of $4.6 million for the purchase of property and equipment and $0.3 million from capitalized software development costs, partially offset by $2.5 million from maturities of investments.
Cash Flows from Financing Activities
Our financing activities for the three months ended March 31, 2021 and 2020 consisted solely of cash received from exercises of options to purchase our common stock of $2.0 million and $1.2 million, respectively.

Contractual Obligations and Commitments
During the three months ended March 31, 2021, and subsequent to March 31, 2021, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021. As of March 31, 2021, our total lease payment obligations were $79.5 million, of which $35.1 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, we paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The unpaid portion of the termination fee was included in accrued liabilities in our condensed consolidated balance sheets as of March 31, 2021.
The following table summarizes our contractual obligations and commitments at March 31, 2021 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$3,184	$53,999	$355,601	$317,436	$730,220
Operating lease obligations	10,803	23,958	20,671	24,065	79,497
Purchase commitments	33,268	27,792	7,000	8,750	76,810
	$47,255	$105,749	$383,272	$350,251	$886,527
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential effects of this guidance on our consolidated financial statements and plan to adopt for the fiscal year beginning January 1, 2022.
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
During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of March 31, 2021, we had an outstanding principal amount of $364.3 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2021 or 2020, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2021, our most significant currency exposures were the Indian rupee, British pound and Australian dollar. As of March 31, 2021, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1 - 31, 2021	—	$—	—	$—
February 1 - 28, 2021	—	—	—	—
March 1 - 31, 2021	1,001	121.53	—	—
Total	1,001	$121.53	—	$—
_______________________________________________________________________________
(1)Represents 993 shares of common stock tendered to us by one or more holders of common stock options to cover the exercise price of options exercised and 8 shares of common stock tendered to us by one or more counterparties to convertible note bond hedges in connection with the conversion of one more of our convertible notes.
(2)Reflects: (a) with respect to shares tendered for option exercises, the closing price of Q2 Holdings, Inc. shares as reported on the New York Stock Exchange on the date of option exercise; and, (b) with respect to shares tendered pursuant to convertible note bond hedges, the price as determined by the bond hedge confirmation agreement.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1	**	Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 6, 2021	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 6, 2021	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)