Form 10-Q
period 2021-06-30
Q2 Holdings, Inc.
filed 2021-08-05
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
 or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 001-36350
Q2 Holdings, Inc.
Exact Name of Registrant as Specified in its Charter

Delaware		20-2706637
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

10355 Pecan Park Boulevard
Austin,	Texas	78729
Address of Principal Executive Offices		Zip Code
(833) 444-3469
Registrant's Telephone Number, Including Area Code
13785 Research Blvd., Suite 150
Austin, Texas 78750
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,463,947 shares of Common Stock, $0.0001 par value per share as of July 31, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$317,949	$407,703
Restricted cash	2,978	3,482
Investments	93,342	131,352
Accounts receivable, net	38,692	36,430
Contract assets, current portion, net	1,234	1,088
Prepaid expenses and other current assets	9,435	8,861
Deferred solution and other costs, current portion	24,499	19,042
Deferred implementation costs, current portion	7,230	8,258
Total current assets	495,359	616,216
Property and equipment, net	65,448	49,558
Right of use assets	57,323	34,709
Deferred solution and other costs, net of current portion	31,504	32,782
Deferred implementation costs, net of current portion	17,865	15,184
Intangible assets, net	179,797	184,859
Goodwill	512,869	462,274
Contract assets, net of current portion and allowance	21,189	18,694
Other long-term assets	2,245	2,426
Total assets	$1,383,599	$1,416,702
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,357	$7,887
Accrued liabilities	24,814	22,444
Accrued compensation	19,863	26,716
Deferred revenues, current portion	89,159	81,935
Lease liabilities, current portion	7,842	6,844
Total current liabilities	153,035	145,826
Convertible notes, net of current portion	537,895	557,468
Deferred revenues, net of current portion	24,740	29,203
Lease liabilities, net of current portion	66,280	36,739
Other long-term liabilities	4,154	4,102
Total liabilities	786,104	773,338
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 56,464 issued and outstanding as of June 30, 2021 and 55,562 shares issued and outstanding as of December 31, 2020	6	6
Additional paid-in capital	1,034,520	1,024,577
Accumulated other comprehensive loss	(62)	(32)
Accumulated deficit	(436,969)	(381,187)
Total stockholders' equity	597,495	643,364
Total liabilities and stockholders' equity	$1,383,599	$1,416,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$123,573	$97,581	$240,093	$189,961
Cost of revenues(1)	68,233	53,203	131,552	106,310
Gross profit	55,340	44,378	108,541	83,651
Operating expenses:
Sales and marketing(1)	20,587	16,310	40,403	36,194
Research and development(1)	29,429	23,642	56,224	48,600
General and administrative(1)	18,704	17,203	37,538	36,313
Acquisition related costs	1,188	1,127	2,038	(840)
Amortization of acquired intangibles	4,563	4,491	8,982	8,982
Partnership termination charges	—	13,244	—	13,244
Unoccupied lease charges	812	668	812	668
Total operating expenses	75,283	76,685	145,997	143,161
Loss from operations	(19,943)	(32,307)	(37,456)	(59,510)
Other income (expense):
Interest and other income	212	265	391	721
Interest and other expense	(8,705)	(6,864)	(16,891)	(13,785)
Loss on extinguishment of debt	(1,513)	—	(1,513)	—
Total other income (expense), net	(10,006)	(6,599)	(18,013)	(13,064)
Loss before income taxes	(29,949)	(38,906)	(55,469)	(72,574)
Provision for income taxes	(178)	(65)	(313)	(505)
Net loss	$(30,127)	$(38,971)	$(55,782)	$(73,079)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	(14)	108	5	(14)
Foreign currency translation adjustment	(37)	3	(35)	(52)
Comprehensive loss	$(30,178)	$(38,860)	$(55,812)	$(73,145)
Net loss per common share, basic and diluted	$(0.53)	$(0.76)	$(0.99)	$(1.46)
Weighted average common shares outstanding:
Basic and diluted	56,360	51,241	56,081	49,911
_____________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2,763	$1,904	$5,298	$5,312
Sales and marketing	2,930	1,390	5,467	4,144
Research and development	3,506	3,109	6,651	6,879
General and administrative	4,428	4,380	9,306	8,984
Total stock-based compensation expense	$13,627	$10,783	$26,722	$25,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$632,974	$360,910	$643,364	$379,412

Common stock and additional paid-in capital:
Beginning balances	1,039,827	638,748	1,024,583	622,697
Stock-based compensation expense	13,929	11,199	27,392	26,065
Exercise of stock options	2,663	3,359	4,565	4,808
Shares acquired to settle the exercise of stock options	(79)	(333)	(200)	(597)
Proceeds from issuance of common stock, net of issuance costs	—	311,217	—	311,217
Equity component of early extinguishment of convertible notes	(28,454)	—	(28,454)	—
Settlement of convertible note hedges	26,295	—	26,295	—
Settlement of warrants	(19,655)	—	(19,655)	—
Ending balances	1,034,526	964,190	1,034,526	964,190

Accumulated deficit:
Beginning balances	(406,842)	(277,675)	(381,187)	(243,299)
Cumulative effect of the adoption of new accounting standard	—	—	—	(268)
Net loss	(30,127)	(38,971)	(55,782)	(73,079)
Ending balances	(436,969)	(316,646)	(436,969)	(316,646)

Accumulated other comprehensive income (loss):
Beginning balances	(11)	(163)	(32)	14
Other comprehensive income (loss)	(51)	111	(30)	(66)
Ending balances	(62)	(52)	(62)	(52)

Total stockholders' equity, ending balances	$597,495	$647,492	$597,495	$647,492

Common stock (in shares):
Beginning balances	56,280	48,963	55,562	48,386
Shares acquired to settle exercise of stock options	(1)	(4)	(2)	(7)
Exercise of stock options	94	156	209	292
Shares issued for the vesting of restricted stock awards	91	83	695	527
Proceeds from the issuance of common stock, net of issuance costs	—	4,235	—	4,235
Ending balances	56,464	53,433	56,464	53,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,782)	$(73,079)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	11,614	8,608
Depreciation and amortization	26,498	26,046
Amortization of debt issuance costs	1,045	945
Amortization of debt discount	13,054	10,177
Amortization of premiums on investments	458	83
Stock-based compensation expense	27,392	26,065
Realized gain on sale of marketable securities	—	(14)
Deferred income taxes	72	311
Allowance for credit losses	(19)	292
Allowance for sales credits	59	(9)
Loss on disposal of long-lived assets	369	3
Loss on extinguishment of debt	1,513	—
Unoccupied lease charges	812	668
Changes in operating assets and liabilities:
Accounts receivable, net	(1,810)	(11,693)
Prepaid expenses and other current assets	1,640	(2,516)
Deferred solution and other costs	(10,623)	(9,383)
Deferred implementation costs	(6,829)	(9,028)
Contract assets, net	(2,640)	(3,015)
Other long-term assets	3,521	1,896
Accounts payable	2,790	(3,471)
Accrued liabilities	(4,045)	(6,228)
Deferred revenues	1,782	10,458
Deferred rent and other long-term liabilities	(4,862)	5,670
Net cash provided by (used in) operating activities	6,009	(27,214)
Cash flows from investing activities:
Purchases of investments	(53,566)	—
Maturities of investments	91,124	19,556
Purchases of property and equipment	(14,379)	(14,775)
Business combinations, net of cash acquired	(64,652)	—
Capitalized software development costs	(2,307)	(398)
Net cash provided by (used in) investing activities	(43,780)	4,383
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	311,636
Payments for repurchases of convertible notes	(63,692)	—
Proceeds from bond hedges related to convertible notes	26,295	—
Payments for warrants related to convertible notes	(19,655)	—
Proceeds from exercise of stock options to purchase common stock	4,565	4,216
Payment of contingent consideration	—	(16,862)
Net cash provided by (used in) financing activities	(52,487)	298,990
Net decrease in cash, cash equivalents, and restricted cash	(90,258)	276,159
Cash, cash equivalents, and restricted cash, beginning of period	411,185	103,562
Cash, cash equivalents, and restricted cash, end of period	$320,927	$379,721
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$577	$193
Cash paid for interest	$1,658	$2,048
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(200)	$(597)
Data center assets acquired under deferred payment arrangements or financing arrangements	$449	$2,356
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2021 and 2020. No individual customer accounted for 10% or more of accounts receivable, net, as of June 30, 2021 and December 31, 2020.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. Under ASU 2016-13, the Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.02 million and $0.2 million for expected losses for the six months ended June 30, 2021 and 2020, respectively, and zero has been written off and charged against the allowance at each of June 30, 2021 and December 31, 2020. The allowance for credit losses related to contract assets was $0.3 million as of June 30, 2021 and December 31, 2020.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $5.0 million and $2.1 million were included in the accounts receivable balance at June 30, 2021 and December 31, 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. Under ASU 2016-13, the Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.1 million and $0.9 million for expected losses for the six months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.6 million has been written off and charged against the allowance as of June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses related to accounts receivable was $0.6 million as of June 30, 2021 and December 31, 2020.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The allowance for sales credits was $0.6 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.
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
The net increase in the deferred revenue balance for the six months ended June 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $240.3 million for current year invoices, $2.6 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $187.7 million of revenue recognized from current year invoices and $52.4 million of revenue that was included in the deferred revenue balance as of December 31, 2020. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On June 30, 2021, the Company had $1.3 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% percent of its remaining performance obligations as revenue in the next 24 months, an additional 38% percent in the next 25 to 48 months, and the balance thereafter.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.4 million and $5.0 million during the three months ended June 30, 2021 and 2020, respectively, and recognized $2.4 million of amortization during each of the three months ended June 30, 2021 and 2020. The Company capitalized implementation costs in the amount of $6.8 million and $9.0 million during the six months ended June 30, 2021 and 2020, respectively, and recognized $5.2 million and $4.5 million of amortization during the six months ended June 30, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $3.2 million and $2.9 million in deferred commissions costs during the three months ended June 30, 2021 and 2020, respectively, and recognized $3.1 million and $2.3 million of amortization during the three months ended June 30, 2021 and 2020, respectively. The Company capitalized $6.3 million and $8.5 million during the six months ended June 30, 2021 and 2020, respectively, and recognized $6.4 million and $4.1 million of amortization during the six months ended June 30, 2021 and 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or cloud-based hosting services, transactional revenue from bill-pay solutions and interchange fees, and revenues for customer support and implementation services related to the Company's solutions.
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription	$89,150	$70,174	$174,221	$136,406
Transactional	17,710	13,908	33,993	26,728
Services and Other	16,713	13,499	31,879	26,827
Total Revenues	$123,573	$97,581	$240,093	$189,961

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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and reduce the revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of June 30, 2021.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass through fees, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three and six months ended June 30, 2021 and 2020. The Company recognized $0.2 million of amortization of capitalized software development costs for both of the three months ended June 30, 2021 and 2020, and $0.4 million of amortization of capitalized software development costs for both of the six months ended June 30, 2021 and 2020.
The Company capitalizes certain development costs associated with internal use software incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework, the Company capitalized internal use software development costs associated with its SaaS-based technology platforms in the amount of $1.5 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively. The Company recognized $0.1 million and zero amortization for each of the three and six months ended June 30, 2021 and 2020, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $0.5 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. The Company signed a long-term sponsorship arrangement on December 31, 2020 and payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of June 30, 2021, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.
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
When accounting for an exchange of convertible notes, the Company evaluates whether the transaction should be evaluated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2025 Notes in November 2020 were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. In an exchange or repurchase transaction, the Company will allocate a portion of the settlement consideration to the reacquisition of the liability component, which is equal to the fair value of that component immediately prior to the extinguishment, and allocate the remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of additional paid in capital. The difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and any unamortized debt issuance costs is recognized as a gain or loss on debt extinguishment in the Company's consolidated statements of comprehensive loss.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of June 30, 2021, the Company had no finance leases.
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
Income Taxes
Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a valuation allowance against most of its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(30,127)	$(38,971)	$(55,782)	$(73,079)
Denominator:
Weighted-average common shares outstanding, basic and diluted	56,360	51,241	56,081	49,911
Net loss per common share, basic and diluted	$(0.53)	$(0.76)	$(0.99)	$(1.46)
Due to net losses for the three and six months ended June 30, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2021	2020
Stock options, restricted stock units, and market stock units	2,613	3,263
Shares related to the 2023 Notes	93	1,030
Shares subject to warrants related to the issuance of the 2023 Notes	56	—
Shares related to the 2026 Notes	746	—
	3,508	4,293
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes, 2025 Notes and 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2025 Notes, the conversion premium has a dilutive impact on net income per

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
share of common stock when the average market price of common stock for a given period exceeds the conversion price of $140.14 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the six months ended June 30, 2021 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented. During the six months ended June 30, 2020 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
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
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements and plans to adopt for the fiscal year beginning January 1, 2022.
3. Business Combinations
ClickSWITCH
On April 1, 2021, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding equity interests of ClickSWITCH Holdings Inc. ("ClickSWITCH"), a privately-owned provider of digital account switching solutions. The acquisition will further enable the Company to offer end-to-end digital customer acquisition, onboarding, and account switching offerings. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.
ClickSWITCH was acquired for approximately $65.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $1.0 million of the initial consideration, or CS Purchase Price Escrow Amount, to compensate for any post-closing purchase price adjustments. To the extent not utilized, the CS Purchase Price Escrow Amount shall be paid to the former stockholders of ClickSWITCH following an adjustment period which, absent any unresolved disputes, is expected to be completed within 90 days from closing. At closing, the Company also deposited into an escrow account $0.3 million of the initial consideration, or CS Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers. To the extent not utilized, 50% of the remaining CS Escrow Amount shall be paid to the former equity holders of ClickSWITCH at the end of a 12-month period, with the remaining 50% to be paid at the end of an 18-month period, in each case unless there are any unresolved claims remaining the time in excess of the amount to be retained in the escrow account. The total purchase price is as follows:

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

Purchase Consideration
Cash purchase price	$62,500
Estimated working capital and other adjustments	3,008
Total purchase price	$65,508
The Company recorded the purchase of ClickSWITCH using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of ClickSWITCH's operations are included in the Company's condensed consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $1.1 million related to the ClickSWITCH acquisition were expensed as incurred for each of the three and six months ended June 30, 2021, and were recorded within acquisition related expenses in the condensed consolidated statements of comprehensive loss.
The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. The fair values of assets acquired and liabilities assumed, including valuations of intangibles assets, accruals, and income taxes, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

Assets acquired:
Cash	$856
Accounts receivable, net	491
Prepaid expenses and other current assets	2,417
Property and equipment, net	39
Intangible assets, net	12,805
Goodwill	50,595
Total assets acquired	67,203
Liabilities assumed:
Accounts payable, accrued liabilities, and accrued compensation	643
Deferred tax liability	74
Deferred revenues	978
Total liabilities assumed	1,695
Fair value of assets acquired and liabilities assumed	$65,508
The goodwill recognized is attributable primarily to synergies expected from the integration of the acquired product offering into the Company's integrated solutions including an increasing customer base, the expanded service capabilities that are expected to become available from planned investments in the acquired products, and the value of the assembled workforce in accordance with generally accepted accounting principles.
The estimated fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Customer relationships	$1,495	4.0
Non-compete agreements	570	2.9
Acquired technology	10,740	6.0
Total acquisition-related intangible assets	$12,805	5.6
The fair value of the intangible assets was based on the income approach using various methods such as with and without and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to six years. The acquisition is expected to be treated as a stock acquisition for tax purposes, resulting in no additional amortizable tax basis in acquired intangibles, including goodwill.
The results of operations of ClickSWITCH have been included in the Company's condensed consolidated financial statements from the date of the acquisition. The acquisition of ClickSWITCH did not have a material impact on the Company's condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

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
PrecisionLender was acquired for approximately $510.0 million in cash from existing balances. At closing, the Company deposited into an escrow account $3.0 million of the initial consideration, or PL Purchase Price Escrow Amount, to compensate for any post-closing working capital adjustments. To the extent not utilized, the PL Purchase Price Escrow Amount was to be paid to the former stockholders of PrecisionLender at the end of the 60-day adjustment period unless there were any unresolved claims remaining at that time. The Company released the $3.0 million in the PL Purchase Price Escrow Amount and paid out an additional $0.2 million related to the finalization of the closing estimates to the former stockholders of PrecisionLender during the three months ended March 31, 2020. At closing, the Company also deposited into an escrow account $1.8 million of the initial consideration, or PL Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition during a period of 18 months following the acquisition date. During the three months ended June 30, 2021, the Company released $1.8 million of the PL Escrow Amount to the former stockholders of PrecisionLender, bringing the balance of the escrow to zero at June 30, 2021.
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the condensed consolidated statements of comprehensive loss, was $0.1 million and $0.2 million, for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively. Compensation expense recognized under these agreements included in acquisition related costs in the condensed consolidated statements of comprehensive loss was $0.5 million and $0.9 million, for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2020, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2021:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$182,588	$182,588	$—	$—
Certificates of deposit	25,062	—	25,062	—
	$207,650	$182,588	$25,062	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$27,054	$—	$27,054	$—
Certificates of deposit	10,019	—	10,019	—
U.S. government securities	56,269	—	56,269	—
	$93,342	$—	$93,342	$—
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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2021 and December 31, 2020 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive loss, a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended June 30, 2021 or June 30, 2020.
As of June 30, 2021 and December 31, 2020, the Company's cash was $110.3 million and $173.2 million, respectively.
A summary of the Company's cash equivalents and investments as of June 30, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$182,588	$—	$—	$182,588
Certificates of deposit	25,062	—	—	25,062
	$207,650	$—	$—	$207,650
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$27,054	$3	$(3)	$27,054
Certificates of deposit	10,019	—	—	10,019
U.S. government securities	56,274	1	(6)	56,269
	$93,347	$4	$(9)	$93,342

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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2021	December 31, 2020
Due within one year or less	$88,348	$131,352
Due after one year through five years	4,994	—
	$93,342	$131,352
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2021 and December 31, 2020.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of June 30, 2021.

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$6,023	$(6)	$6,017
Corporate bonds and commercial paper	18,387	(3)	18,384
	$24,410	$(9)	$24,401

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$90,120	$(14)	$90,106
Corporate bonds and commercial paper	21,445	(9)	21,436
	$111,565	$(23)	$111,542
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million and $462.3 million at June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis in the fourth quarter of the fiscal year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2020, and no impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$65,900	$(25,072)	$40,828	$64,405	$(18,568)	$45,837
Non-compete agreements	13,275	(4,526)	8,749	12,705	(3,205)	9,500
Trademarks	19,870	(4,735)	15,135	19,870	(3,612)	16,258
Acquired technology	152,080	(41,014)	111,066	141,340	(30,256)	111,084
Capitalized software development costs	7,409	(3,390)	4,019	5,103	(2,923)	2,180
	$258,534	$(78,737)	$179,797	$243,423	$(58,564)	$184,859
The Company recorded intangible assets from the business combination discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.6 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.6 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $9.0 million for each of the six months ended June 30, 2021 and 2020.
Gross capitalized software development costs were $7.4 million and $5.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company amortized $0.3 million and $0.2 million of capitalized software development costs for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. Capitalized software development costs are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of June 30, 2021 was as follows:

Amortization
Year Ended December 31,
2021 (July 1 to December 31)	$20,672
2022	41,015
2023	40,258
2024	35,149
2025	22,909
Thereafter	19,794
Total amortization	$179,797
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with lease terms of approximately ten years, with the options to extend the leases. The Company also leases office space in Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; Minneapolis, Minnesota; Bangalore, India; and Sydney, Australia.
During the six months ended June 30, 2021, through the Company's regular assessment process, an unoccupied lease charge of $0.8 million was recorded for facilities in Georgia and Texas for the related contractual lease payments and fees, less sublease income. During the year ended December 31, 2020, the Company vacated facilities in San Mateo California; south Austin, Texas; and a portion of the facilities in Charlotte, North Carolina and recorded an unoccupied lease charge of $2.2 million for the related contractual lease payments and fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $1.1 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.3 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at June 30, 2021.
The Company believes its current facilities will be adequate for its needs for the current term. Rent expense under operating leases was $1.7 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
Future minimum payments required under operating leases that have commenced and have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2021 were as follows:

Operating Leases
Year Ended December 31,
2021 (July 1 to December 31)	$5,416
2022	12,264
2023	11,981
2024	10,994
2025	10,051
Thereafter	26,437
Total lease payments	$77,143
Less: present value discount	(3,021)
Present value of lease liabilities	$74,122

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Contractual Commitments
The Company has non-cancelable contractual commitments related to the 2023 Notes, 2025 Notes and the 2026 Notes as well as the related interest. The interest on the 2023 Notes is payable semi-annually on February 15 and August 15 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, co-location fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, the Company paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The Company recorded the $13.2 million charge in partnership termination charges in the condensed consolidated statements of comprehensive loss in the second quarter of 2020 and has recorded the unpaid portion of the termination fee in accrued liabilities on the accompanying condensed consolidated balance sheet at June 30, 2021.
On December 31, 2020, the Company entered into a long-term stadium sponsorship agreement, beginning in 2021 and ending in 2028, which grants the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits. The advertising expense for these rights is amortized on a straight-line basis and recorded in sales and marketing expense in the consolidated statements of comprehensive loss. The prepaid commitment balance, net of amortization, is included in prepaid expenses and other current assets in the consolidated balance sheets.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2021 (from July 1 to December 31)	$20,834
2022	29,069
2023	33,184
2024	7,183
2025	356,309
Thereafter	327,936
Total commitments	$774,515
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
In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. As of the repurchase date, the carrying value of the notes, net of unamortized debt discount and issuance costs, was $10.0 million. The partial repurchase of the 2023 Notes resulted in a $1.5 million loss on early debt extinguishment during the three months ended June 30, 2021, of which $0.3 million consisted of unamortized debt issuance costs. The Company may repurchase additional 2023 Notes and/or its 2025 Notes and 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2021 and were convertible through March 31, 2021. For more than 20 trading days during the 30 consecutive trading days ended March 31, 2021 and June 30, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on April 1, 2021 and are convertible through September 30, 2021. As of June 30, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $8.6 million. The if-converted value was determined based on the closing price of the Company's common stock of $102.58 on June 30, 2021. 21 notes of the 2023 Notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The outstanding 2023 Notes consist of the following:

	As of June 30, 2021	As of December 31, 2020
Liability component:
Principal	$10,909	$48,035
Unamortized debt discount	(891)	(4,915)
Unamortized debt issuance costs	(89)	(501)
Net carrying amount	9,929	42,619

Equity component:
Net carrying amount	$2,321	$10,217
The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$62	$431	$152	$862
Amortization of debt issuance costs	91	293	152	543
Amortization of debt discount	415	2,482	961	4,916
Total	$568	$3,206	$1,265	$6,321
As of June 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 1.6 years.

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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets.
As of June 30, 2021, Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares remained outstanding.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payments were recorded as a decrease to additional paid-in capital in the consolidated balance sheets.
As of June 30, 2021, Warrants to acquire up to approximately 0.2 million shares remained outstanding.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2021, the 2026 Notes were not convertible. However, as of June 30, 2021, the if-converted value of the 2026 Notes exceeded the principal amount by $49.8 million. The if-converted value was determined based on the closing price of the Company's common stock of $102.58 on June 30, 2021.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The outstanding 2026 Notes consist of the following:

	As of June 30, 2021	As of December 31, 2020
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(62,557)	(67,977)
Unamortized debt issuance costs	(4,700)	(5,114)
Net carrying amount	248,993	243,159

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$593	$593	1,186	$1,179
Amortization of debt issuance costs	211	202	417	402
Amortization of debt discount	2,764	2,664	5,387	5,261
Total	$3,568	$3,459	$6,990	$6,842
As of June 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.9 years.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2025 Notes) occurs prior to the maturity date, holders of each of the 2025 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2021, the 2025 Notes were not yet convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.0%. The liability component of the 2025 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The outstanding 2025 Notes consist of the following:

	As of June 30, 2021	As of December 31, 2020
Liability component:
Principal	$350,000	$350,000
Unamortized debt discount	(66,310)	(73,075)
Unamortized debt issuance costs	(4,717)	(5,235)
Net carrying amount	278,973	271,690

Equity component:
Net carrying amount	$73,109	$73,097
The following table sets forth total interest expense recognized related to the 2025 Notes:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Contractual interest expense	$109	$218
Amortization of debt issuance costs	238	476
Amortization of debt discount	3,374	6,706
Total	$3,721	$7,400
As of June 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.4 years.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
As of December 31, 2020, a total of 13,322 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2021, 2,500 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2021, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2021 a total of 15,823 shares were allocated for issuance under the 2014 Plan. As of June 30, 2021, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 6,557 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,276 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 7,836 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2021, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the six months ended June 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2021	670	$27.43
Granted	—	—
Exercised	(209)	21.79
Forfeited	—	—
Balance as of June 30, 2021	461	$29.99
Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	1,757	$70.74
Granted	566	120.26
Vested	(309)	55.46
Forfeited	(132)	75.49
Nonvested as of June 30, 2021	1,882	$87.82

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Market Stock Units
Market stock unit activity during the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	370	$35.67
Granted	101	80.11
Change in awards based on performance(1)	206	39.67
Vested	(386)	33.62
Forfeited	(21)	44.67
Nonvested as of June 30, 2021	270	$57.58
_______________________________________________________________________________
(1) Represents the change in the number of MSUs earned based on performance achievement for the performance period.
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2021 is based on the estimated annual effective tax rate for fiscal year 2021. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (0.6)% and (0.2)% for the three months ended June 30, 2021 and 2020, respectively, and (0.6)% and (0.7)% for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 and 2020, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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
The Company has unrecognized tax benefits as of June 30, 2021 of $0.3 million related to prior year uncertain tax positions, and an insignificant amount of accrued interest, representing no material change from December 31, 2020. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2017 through 2020 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any other taxing jurisdiction.

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
The COVID-19 pandemic has created significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events are accelerating the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve customers and grow our business. We considered the uncertainties and risks posed by the continuing COVID-19 pandemic when preparing our 2021 budget and hiring plans and though we expect our headcount growth rate to be somewhat lower than we experienced in 2019 and prior, we expect our hiring plans to accelerate during 2021 based on our expectations that buying environments and cross sale opportunities continue to improve in 2021. In the long term, and subject to more clarity regarding when we may return to a more normal operating environment post COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We are also considering how our physical facilities requirements might change when we eventually return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.

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
COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused significant disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. While there has been significant economic recovery in certain markets due to broad vaccination availability, loosening of lock-down measures and re-openings of businesses, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, and businesses and labor markets navigating how they will operate post-pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the continued duration, severity and spread of the pandemic, including new variants, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the predictability and success of any re-opening efforts, the impacts of the pandemic on labor markets, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" below. There are no comparable recent events that provide guidance as to the impacts that the COVID-19 pandemic may have or the challenges and unpredictability of re-opening efforts, and, as a result, the ultimate impacts of the pandemic remain highly uncertain and subject to change. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels.

In early 2020 we implemented enhanced health and safety protocols at our locations, and by mid-March 2020 virtually every one of our employees had transitioned to working remotely from home. We have now implemented protocols for any employee to enter any of our facilities where allowed by local regulations, including advance health screening for COVID-19 symptoms and social distancing requirements while onsite, including mask-wearing for unvaccinated employees. As of the filing date of this Quarterly Report on Form 10-Q, we continue to operate with the vast majority of our employees working remotely and believe our corporate culture, business model, customer relations, and technology and information technology infrastructure have effectively allowed our employees to substantially perform their roles while working remotely. However, during the quarter ended June 30, 2021, we began allowing employees to return to onsite work on a limited, voluntary basis, subject to health and safety protocols noted above. We currently plan to formally re-open our onsite facilities to all employees in the fall of 2021, subject to laws and recommendations applicable to each location, and are currently surveying employees on their preferences between remote or onsite attendance once we formally re-open our facilities. Based upon our success with employees working remotely during the pandemic and resulting changes in employee preferences, we are generally offering our employees the ability to elect between remote, hybrid or onsite attendance once we formally re-open our facilities. We continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for both our onsite and remote employees.
We cancelled all in-person aspects of our spring 2021 customer conference and are currently evaluating to what extent and in what format we may hold the conference in the future. In addition, we have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
We also are continuing to conduct outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and their own re-opening efforts and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 and related re-opening efforts on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening have resulted in delays in certain purchasing decisions and implementations. The COVID-19 pandemic and its related restrictions have caused challenges for financial institutions to execute in-branch operations which makes executing more complex projects, such as implementations of new technology solutions, more difficult. As an example, we have experienced delays in some implementations and the associated revenue recognition as our customers focus on other initiatives in response to the COVID-19 pandemic and manage their own operations in light of the pandemic. We also have experienced certain customers requesting reduced or extended payment terms to assist them with cost reduction measures as a result of the COVID-19 pandemic, although most customers are now back to normal payment terms. Accordingly, we expect to continue to see negative impacts of COVID-19 on our bookings, revenues, gross margins and cash flows from operations, although we anticipate gradual improvement during 2021 as compared to the impacts we experienced in 2020.
Given the uncertainty that still surrounds the COVID-19 pandemic, during the first half of 2021 we have experienced and we expect to continue experiencing sales performance across all our solutions that is slower than what we believe it otherwise would have been for the year ending December 31, 2021. Based on feedback we have received from our existing and prospective customers and observations from our sales team during the first half of fiscal 2021, we continue to see delays and unpredictability in the purchasing decisions of our customers. However, we believe that for the remainder of fiscal 2021 we will see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020, although at this time we are unable to predict the full extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Despite these challenges among financial institutions, the usage by End Users of digital financial solutions has never been higher and we are making additional investments to enhance our technology infrastructure to support this heightened usage. We have seen increased online banking activity as a result of shelter-in-place and similar orders as well as spikes in logins as End Users check accounts for items such as government stimulus funds. We believe the challenges and opportunities posed by the COVID-19 pandemic have and will continue to cause financial institutions to increase their focus on maintaining and improving their digital financial services offerings.
Recent Events
On April 1, 2021, we completed our acquisition of ClickSWITCH Holdings Inc., or Clickswitch, a provider of digital account switching solutions for financial institutions.

On May 24-25, 2021, we completed repurchases of $37.1 million aggregate principal amount of our outstanding 0.75% Convertible Senior Notes due 2023, or 2023 Notes, pursuant to privately negotiated repurchase agreements for an aggregate cash purchase price of $63.7 million, or the Repurchases. In connection with the Repurchases, we also terminated a portion of: (i) the convertible note hedge transactions entered into in connection with the issuance of the repurchased 2023 Notes and (ii) the warrant transactions entered into in connection with the issuance of the repurchased 2023 Notes, or the Terminations. In connection with the Terminations, we received net proceeds equal to approximately $6.6 million.
Key Operating Measures
In addition to the U.S. generally accepted accounting principles, or GAAP, measures described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts:
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users, and varying contractual minimum user counts. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic has resulted in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has also resulted in delays in certain purchasing decisions and implementations, which has slowed the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 17.8 million, 14.6 million and 12.8 million Registered Users as of December 31, 2020, 2019 and 2018, respectively. Registered Users at June 30, 2021 were 18.8 million compared to 16.3 million at June 30, 2020.
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
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic has created incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has resulted in delays in certain purchasing decisions and implementations and customer decisions with respect to contract extensions and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. We also have experienced contract terminations with customers who become insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 3.5% to 5.9% over the last nine years, and we had annual churn of 5.9%, 5.1% and 5.0% for the years ended December 31, 2020, 2019 and 2018, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
GAAP revenue	$123,573	$97,581	$240,093	$189,961
Deferred revenue reduction from purchase accounting	595	1,321	1,123	2,763
Total Non-GAAP revenue	$124,168	$98,902	$241,216	$192,724
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP operating loss	$(19,943)	$(32,307)	$(37,456)	$(59,510)
Deferred revenue reduction from purchase accounting	595	1,321	1,123	2,763
Partnership termination charges	—	13,244	—	13,244
Stock-based compensation	13,627	10,783	26,722	25,319
Acquisition related costs	1,294	1,361	2,260	(348)
Amortization of acquired technology	5,604	5,452	10,761	10,929
Amortization of acquired intangibles	4,563	4,491	8,982	8,982
Unoccupied lease charges	812	668	812	668
Non-GAAP operating income	$6,552	$5,013	$13,204	$2,047
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(30,127)	$(38,971)	$(55,782)	$(73,079)
Deferred revenue reduction from purchase accounting	595	1,321	1,123	2,763
Partnership termination charges	—	13,244	—	13,244
Stock-based compensation	13,627	10,783	26,722	25,319
Acquisition related costs	1,294	1,361	2,260	(348)
Depreciation and amortization	13,586	13,029	26,498	26,046
Unoccupied lease charges	812	668	812	668
Provision for income taxes	178	65	313	505
Loss on extinguishment of debt	1,513	—	1,513	—
Interest and other (income) expense, net	8,388	6,584	16,295	12,859
Adjusted EBITDA	$9,866	$8,084	$19,754	$7,977
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based services, transactional revenue from bill-pay solutions and interchange fees, and revenues for customer support and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize the software license revenue once the customer obtains control of the license and the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of the arrangements for our newer lending and leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay transaction services and interchange fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic, although at this time we are unable to the predict the extent or duration of such impact. We have experienced a slowing of net new customer deals, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. Given the uncertainty that still surrounds the COVID-19 pandemic, during the first half of 2021 we have experienced and we expect to continue experiencing sales performance across all our solutions that is slower than what we believe it otherwise would have been for the year ending December 31, 2021. Based on feedback we have received from our existing and prospective customers and observations from our sales team during the first half of fiscal 2021, we continue to see delays and unpredictability in the purchasing decisions of our customers. However, we believe that for the remainder of fiscal 2021 we will see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020, although at this time we are unable to predict the full extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, debit card related pass through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2021 budget and hiring plans and while hiring may be somewhat lower than the growth rates experienced in 2019 and prior, we expect hiring rates to accelerate in 2021 as compared to hiring in 2020 based on our expectation that buying environments and cross sale opportunities will continue to improve. Additionally, while nearly all of our employees are working remotely from home and we have suspended all non-essential business travel and conference participation, including cancelling in-person attendance at our own customer conference typically held in April of each year, we expect that as the COVID-19 vaccine becomes more widely available and based on the expectation that cases will correspondingly begin to decline, some of these activities will begin to return in the second half of 2021. As a result, certain costs associated with operating physical locations and facilitating employee travel will remain reduced in the first half of 2021, but we anticipate that we will see a gradual increase in such costs in the second half of 2021. During the quarter ended June 30, 2021, we began allowing employees to return to onsite work on a voluntary basis, subject to the health and safety protocols noted above. We currently plan to formally re-open our onsite facilities to all employees in the fall of 2021 and are currently surveying employees on their preferences between remote or onsite attendance once we formally re-open our facilities. Based upon our success with employees working remotely during the pandemic and resulting changes in employee preferences, we are generally offering our employees the ability to elect between remote, hybrid or onsite attendance once we formally re-open our facilities. We are continuing to consider how our physical facilities requirements will need to be adapted to ensure a safe work environment for onsite employees and to accommodate the likely increased prevalence of working from home for many employees.

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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss Data
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues(1)	$123,573	$97,581	$240,093	$189,961
Cost of revenues(2)(3)	68,233	53,203	131,552	106,310
Gross profit	55,340	44,378	108,541	83,651
Operating expenses:
Sales and marketing(3)	20,587	16,310	40,403	36,194
Research and development(3)	29,429	23,642	56,224	48,600
General and administrative(3)	18,704	17,203	37,538	36,313
Acquisition related costs(4)	1,188	1,127	2,038	(840)
Amortization of acquired intangibles	4,563	4,491	8,982	8,982
Partnership termination charges	—	13,244	—	13,244
Unoccupied lease charges(5)	812	668	812	668
Total operating expenses	75,283	76,685	145,997	143,161
Loss from operations	(19,943)	(32,307)	(37,456)	(59,510)
Total other income (expense), net	(10,006)	(6,599)	(18,013)	(13,064)
Loss before income taxes	(29,949)	(38,906)	(55,469)	(72,574)
Provision for income taxes	(178)	(65)	(313)	(505)
Net loss	$(30,127)	$(38,971)	$(55,782)	$(73,079)

_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.6 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $2.8 million for the six months ended June 30, 2021and 2020, respectively.
(2) Includes amortization of acquired technology of $5.6 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $10.9 million for the six months ended June 30, 2021and 2020, respectively.
(3) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2,763	$1,904	$5,298	$5,312
Sales and marketing	2,930	1,390	5,467	4,144
Research and development	3,506	3,109	6,651	6,879
General and administrative	4,428	4,380	9,306	8,984
Total stock-based compensation expense	$13,627	$10,783	$26,722	$25,319
(4) The six months ended June 30, 2020 includes a $2.9 million reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and six months ended June 30, 2021, the charges related to an updated assessment of facilities in Georgia and Texas, and for the three and six months ended June 30, 2020, the charges related to the vacating of facilities in California.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	55.2	54.5	54.8	56.0
Gross profit	44.8	45.5	45.2	44.0
Operating expenses:
Sales and marketing(3)	16.7	16.7	16.8	19.1
Research and development(3)	23.8	24.2	23.4	25.6
General and administrative(3)	15.1	17.6	15.6	19.1
Acquisition related costs(4)	1.0	1.2	0.8	(0.4)
Amortization of acquired intangibles	3.7	4.6	3.7	4.7
Partnership termination charges	—	13.6	—	7.0
Unoccupied lease charges(5)	0.7	0.7	0.3	0.4
Total operating expenses	60.9	78.6	60.8	75.4
Loss from operations	(16.1)	(33.1)	(15.6)	(31.3)
Total other income (expense), net	(8.1)	(6.8)	(7.5)	(6.9)
Loss before income taxes	(24.2)	(39.9)	(23.1)	(38.2)
Benefit from (provision for) income taxes	(0.1)	(0.1)	(0.1)	(0.3)
Net loss	(24.4)%	(39.9)%	(23.2)%	(38.5)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.5% and 1.4% for the three months ended June 30, 2021 and 2020, respectively, and 0.5% and 1.5% for the six months ended June 30, 2021and 2020, respectively.
(2) Includes amortization of acquired technology of 4.5% and 5.6% for the three months ended June 30, 2021 and 2020, respectively, and 4.5% and 5.8% for the six months ended June 30, 2021and 2020, respectively.
(3) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	2.2%	2.0%	2.2%	2.8%
Sales and marketing	2.4	1.4	2.3	2.2
Research and development	2.8	3.2	2.8	3.6
General and administrative	3.6	4.5	3.9	4.7
Total stock-based compensation expense	11.0%	11.1%	11.1%	13.3%

(4) The six months ended June 30, 2020 includes a 1.5% reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and six months ended June 30, 2021, the charges related to an updated assessment of facilities in Georgia and Texas, and for the three and six months ended June 30, 2020, the charges related to the vacating of facilities in California.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Revenues	$123,573	$97,581	$25,992	26.6%	$240,093	$189,961	$50,132	26.4%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Revenues increased by $26.0 million, or 26.6%, from $97.6 million for the three months ended June 30, 2020 to $123.6 million for the three months ended June 30, 2021. This increase in revenue was primarily attributable to a $22.2 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $3.8 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Revenues increased by $50.1 million, or 26.4%, from $190.0 million for the six months ended June 30, 2020 to $240.1 million for the six months ended June 30, 2021. This increase in revenue was primarily attributable to a $42.8 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $7.3 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Cost of revenues	$68,233	$53,203	$15,030	28.3%	$131,552	$106,310	$25,242	23.7%
Percentage of revenues	55.2%	54.5%			54.8%	56.0%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Cost of revenues increased by $15.0 million, or 28.3%, from $53.2 million for the three months ended June 30, 2020 to $68.2 million for the three months ended June 30, 2021. This increase was attributable to a $7.2 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure a $4.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base and a $2.6 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, a higher mix of debit card related pass through fees, as well as implementation and support personnel expenses that are reimbursable from our customers.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Cost of revenues increased by $25.2 million, or 23.7%, from $106.3 million for the six months ended June 30, 2020 to $131.6 million for the six months ended June 30, 2021. This increase was attributable to a $12.1 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, an $8.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $4.1 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, a higher mix of debit card related pass through fees, as well as implementation and support personnel expenses that are reimbursable from our customers, and a $0.6 million increase from amortization of capitalized implementation services as a result of customer go lives during the six months ended June 30, 2020.

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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Sales and marketing	$20,587	$16,310	$4,277	26.2%	$40,403	$36,194	$4,209	11.6%
Percentage of revenues	16.7%	16.7%			16.8%	19.1%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Sales and marketing expenses increased by $4.3 million, or 26.2%, from $16.3 million for the three months ended June 30, 2020 to $20.6 million for the three months ended June 30, 2021. This increase was primarily attributable to a $3.5 million increase in personnel costs due to the growth of our sales and marketing organizations and a $0.5 million increase in other discretionary expenses including our stadium sponsorship expense.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Sales and marketing expenses increased by $4.2 million, or 11.6%, from $36.2 million for the six months ended June 30, 2020 to $40.4 million for the six months ended June 30, 2021. This increase was primarily attributable to a $4.7 million increase in personnel costs due to the growth of our sales and marketing organizations, partially offset by a $0.7 million decrease in travel-related expenses due to travel that did not occur as a result of the COVID-19 pandemic.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers and build brand awareness. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a quarter-over-quarter basis, we expect such expenses to decline as a percentage of our revenues over the longer-term as our revenues grow.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Research and development	$29,429	$23,642	$5,787	24.5%	$56,224	$48,600	$7,624	15.7%
Percentage of revenues	23.8%	24.2%			23.4%	25.6%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Research and development expenses increased by $5.8 million, or 24.5%, from $23.6 million for the three months ended June 30, 2020 to $29.4 million for the three months ended June 30, 2021. This increase was primarily attributable to a $5.1 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.9 million increase in facilities and other overhead costs. These increases were partially offset by a $0.4 million decrease as a result of increased capitalized software development costs.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Research and development expenses increased by $7.6 million, or 15.7%, from $48.6 million for the six months ended June 30, 2020 to $56.2 million for the six months ended June 30, 2021. This increase was primarily attributable to a $6.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $1.6 million increase in facilities and other overhead costs. These increases were partially offset by a $0.7 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
General and administrative	$18,704	$17,203	$1,501	8.7%	$37,538	$36,313	$1,225	3.4%
Percentage of revenues	15.1%	17.6%			15.6%	19.1%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. General and administrative expenses increased by $1.5 million, or 8.7%, from $17.2 million for the three months ended June 30, 2020 to $18.7 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to a $1.9 million increase in personnel costs to support the growth of our business, partially offset by a $0.5 million decrease in bad debt expense due to additional estimated credit losses from the adoption of ASU 2016-13 in 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. General and administrative expenses increased by $1.2 million, or 3.4%, from $36.3 million for the six months ended June 30, 2020 to $37.5 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to a $3.5 million increase in personnel costs to support the growth of our business. This increase was partially offset by a $1.0 million decrease in bad debt expense due to additional credit losses from the adoption of ASU 2016-13 in 2020, a $0.5 million decrease in professional services for legal and compliance fees; a $0.5 million decrease for price concessions given to customers in 2020, a $0.2 million decrease in overhead costs which were allocated to our general and administrative departments, and a $0.2 million decrease in discretionary spending and travel-related expenses.
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
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Acquisition related costs	$1,188	$1,127	$61	5.4%	$2,038	$(840)	$2,878	342.6%
Percentage of revenues	1.0%	1.2%			0.8%	(0.4)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Acquisition related costs increased by $0.1 million, or 5.4%, from $1.1 million for the three months ended June 30, 2020 to $1.2 million for the three months ended June 30, 2021. Acquisition related costs for the three months ended June 30, 2021 included $0.7 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021 and $0.5 million of compensation expense primarily related to the retention bonuses for employees of previous acquisitions. Acquisition related costs for the three months ended June 30, 2020 included $0.8 million of compensation expense related to the retention bonuses for employees of previous acquisitions and a $0.2 million adjustment to the fair value of contingent consideration related to the acquisition of Cloud Lending based on actual achievement.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Acquisition related costs increased by $2.9 million, or 342.6%, from a gain of $0.8 million for the six months ended June 30, 2020 to an expense of $2.0 million for the six months ended June 30, 2021. Acquisition related costs for the six months ended June 30, 2021 included $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021 and $0.9 million of compensation expense primarily related to the retention bonuses for employees of previous acquisitions. The gain for the six months ended June 30, 2020 included a $2.9 million negative adjustment to the value of the contingent consideration related to the acquisition of Cloud Lending based on actual achievement, partially offset by $1.8 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $0.3 million of additional legal, professional services and other costs.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Amortization of acquired intangibles	$4,563	$4,491	$72	1.6%	$8,982	$8,982	$—	—%
Percentage of revenues	3.7%	4.6%			3.7%	4.7%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Amortization of acquired intangibles increased by $0.1 million, or 1.6%, from $4.5 million for the three months ended June 30, 2020 to $4.6 million for the three months ended June 30, 2021 as a result of increased amortization for intangibles assets acquired during the acquisition of ClickSWITCH on April 1, 2021, partially offset by intangible assets that became fully amortized since the three months ended June 30, 2020. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Amortization of acquired intangibles remained flat from the six months ended June 30, 2020 to the six months ended June 30, 2021. Increases due to amortization of intangible assets acquired during the acquisition of ClickSWITCH on April 1, 2021 were fully offset by decreases in amortization of intangible assets that became fully amortized since the six months ended June 30, 2021. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Unoccupied Lease Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Unoccupied lease charges	$812	$668	$144	21.6%	$812	$668	$144	21.6%
Percentage of revenues	0.7%	0.7%			0.3%	0.4%
Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020. Unoccupied lease charges increased by $0.1 million, or 21.6%, from $0.7 million for the three and six months ended June 30, 2020 to $0.8 million for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the charges included costs related to an updated assessment of leases in Georgia and Texas, partially offset by anticipated sublease income from these facilities. During the three and six months ended June 30, 2020, the charges included costs related to the early vacating of facilities in California, partially offset by anticipated sublease income from these facilities.

Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Total other income (expense), net	$(10,006)	$(6,599)	$(3,407)	(51.6)%	$(18,013)	$(13,064)	$(4,949)	(37.9)%
Percentage of revenues	(8.1)%	(6.8)%			(7.5)%	(6.9)%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Total other income (expense), net represented a net expense of $10.0 million for the three months ended June 30, 2021 compared to a net expense of $6.6 million for the three months ended June 30, 2020. The change was primarily attributable to a $1.5 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes, a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.4 million loss on disposal of long-lived assets.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Total other income (expense), net represented a net expense of $18.0 million for the six months ended June 30, 2021 compared to a net expense of $13.1 million for the six months ended June 30, 2020. The change was primarily attributable to a $3.0 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes, a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.4 million loss on disposal of long-lived assets.
Benefit from (provision for) income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Provision for income taxes	$(178)	$(65)	$(113)	173.8%	$(313)	$(505)	$192	(38.0)%
Percentage of revenues	(0.1)%	(0.1)%			(0.1)%	(0.3)%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Total provision for income taxes represented an expense of $0.2 million for the three months ended June 30, 2021 compared to an expense of $0.1 million for the three months ended June 30, 2020. As a result of our current net operating loss position, income tax expense for the three months ended June 30, 2021 consisted primarily of federal income taxes of $0.2 million relating to the tax amortization of recently acquired goodwill, $0.1 million in foreign and state income tax expense, partially offset by $0.1 million in income tax benefit for the acquisition of ClickSWITCH. The income tax expense for three months ended June 30, 2020 consisted primarily of federal income taxes of $0.4 million relating to tax amortization of goodwill, $0.1 million in income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.5 million in income tax benefit relating to foreign reserves.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Total provision for income taxes represented an expense of $0.3 million for the six months ended June 30, 2021 compared to an expense of $0.5 million for the six months ended June 30, 2020. As a result of our current net operating loss position, current income tax expenses for the six months ended June 30, 2021 consist primarily of federal income taxes of $0.4 million relating to the tax amortization of recently acquired goodwill, and $0.3 million in income tax expense from foreign operations, partially offset by $0.3 million in state income tax benefit and $0.1 million in income tax benefit for the acquisition of ClickSWITCH. The income tax benefit for the six months ended June 30, 2020 consisted primarily of federal income taxes of $0.7 million relating to the amortization of recently acquired goodwill, $0.2 million income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.5 million in income tax benefit relating to foreign reserves.
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

Given the uncertainty that still surrounds the COVID-19 pandemic, during the first half of 2021 we have experienced and we expect to continue experiencing sales performance across all our solutions that is slower than what we believe it otherwise would have been for the year ending December 31, 2021. Based on feedback we have received from our existing and prospective customers and observations from our sales team during the first half of fiscal 2021, we continue to see delays and unpredictability in the purchasing decisions of our customers. However, we believe that for the remainder of fiscal 2021 we will see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020, although at this time we are unable to predict the full extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, cash flows from operations, our February 2018 convertible note offering, our June 2019 convertible note offering, and our November 2020 convertible note offering. As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents and investments of $411.3 million. Based upon our current levels of operations, and our current expectations regarding the impacts of the COVID-19 pandemic on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$6,009	$(27,214)
Investing activities	(43,780)	4,383
Financing activities	(52,487)	298,990
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(90,258)	$276,159
Cash Flows from Operating Activities
Cash used in operating activities is primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the six months ended June 30, 2021, our net cash and cash equivalents provided by operating activities were $6.0 million, which consisted of a net loss of $55.8 million and cash outflows from changes in operating assets and liabilities of $21.1 million, offset by non-cash adjustments of $82.9 million. Cash inflows from changes in operating assets and liabilities were the result of a $3.5 million decrease in other long-term assets primarily from amortization of our right-of-use assets, a $1.8 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, and a $1.6 million increase in prepaid and other current assets related to timing of various prepaid expenses. These cash inflows were partially offset by cash outflows resulting from a $17.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $4.9 million decrease in other long-term liabilities, a $2.6 million increase in contract assets, a $1.8 million increase in accounts receivable due to the timing of annual billings at the end of the current quarter, and a $1.3 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Non-

cash items consisted primarily of $27.4 million of stock-based compensation expense, $26.5 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $14.1 million in amortization of the 2023 Notes, 2025 Notes and 2026 Notes discount and related debt issuance costs, $11.6 million of amortization of deferred implementation and deferred solution and other costs, $1.5 million related to the early extinguishment of a portion of the 2023 Notes, $0.8 million of unoccupied lease charges, and $0.9 million of other non-cash items.
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
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, our recent acquisition, purchases of property and equipment to support our growth and costs incurred for the development of capitalized software. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the six months ended June 30, 2021, our net cash used in investing activities was $43.8 million, consisting of $64.7 million for the acquisition of ClickSWITCH, net of cash acquired, $53.6 million from purchases of investments, $14.4 million for the purchase of property and equipment and $2.3 million from capitalized software development costs, partially offset by $91.1 million from maturities of investments.
For the six months ended June 30, 2020, net cash provided by investing activities was $4.4 million, consisting of $19.6 million from maturities of investments, partially offset by $14.8 million for the purchase of property and equipment and $0.4 million from capitalized software development costs.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our May 2020 common stock offering, our partial repurchase of the 2023 Notes, the payment of contingent consideration related to the acquisition of Cloud Lending, and net proceeds from exercises of options to purchase our common stock.
For the six months ended June 30, 2021, net cash used in financing activities was $52.5 million, consisting of $63.7 million for the partial repurchase of the 2023 Notes, partially offset by $6.6 million of net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes and $4.6 million of cash received from the exercise of stock options.
For the six months ended June 30, 2020 net cash provided by financing activities of $299.0 million was primarily due to the proceeds from the issuance of common stock of $311.6 million, net of issuance costs, from the May 2020 common stock offering and $4.2 million of cash received from the exercise of stock options, partially offset by the payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities

Contractual Obligations and Commitments
During the six months ended June 30, 2021, and subsequent to June 30, 2021, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021. As of June 30, 2021, our total lease payment obligations were $77.1 million, of which $66.3 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
In the quarter ended June 30, 2020, in connection with the termination of a strategic partnership, we paid a termination fee of $5.6 million in May 2020 with a remaining payment of $7.6 million to be made in the third quarter of 2021. The unpaid portion of the termination fee was included in accrued liabilities in our condensed consolidated balance sheets as of June 30, 2021.
The following table summarizes our contractual obligations and commitments at June 30, 2021 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$2,872	$16,610	$671,650	$—	$691,132
Operating lease obligations	11,506	23,666	20,155	21,816	77,143
Purchase commitments	36,442	31,191	7,000	8,750	83,383
	$50,820	$71,467	$698,805	$30,566	$851,658
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the potential effects of this guidance on our consolidated financial statements and plan to adopt for the fiscal year beginning January 1, 2022.
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
During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of June 30, 2021, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2021 or 2020, our interest income would not have been materially affected.

Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2021, our most significant currency exposures were the Indian rupee, British pound and Australian dollar. As of June 30, 2021, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 1 - 30, 2021	—	$—	—	$—
May 1 - 31, 2021	853	92.90	—	—
June 1 - 30, 2021	—	—	—	—
Total	853	$92.90	—	$—
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

Q2 HOLDINGS, INC.
August 5, 2021	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 5, 2021	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)