Form 10-Q
period 2021-09-30
Q2 Holdings, Inc.
filed 2021-11-04
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,816,830 shares of Common Stock, $0.0001 par value per share as of October 31, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,771	$407,703
Restricted cash	2,972	3,482
Investments	99,805	131,352
Accounts receivable, net	53,499	36,430
Contract assets, current portion, net	1,263	1,088
Prepaid expenses and other current assets	21,059	8,861
Deferred solution and other costs, current portion	23,377	19,042
Deferred implementation costs, current portion	7,335	8,258
Total current assets	504,081	616,216
Property and equipment, net	66,919	49,558
Right of use assets	54,012	34,709
Deferred solution and other costs, net of current portion	28,596	32,782
Deferred implementation costs, net of current portion	18,424	15,184
Intangible assets, net	170,960	184,859
Goodwill	512,869	462,274
Contract assets, net of current portion and allowance	21,704	18,694
Other long-term assets	2,082	2,426
Total assets	$1,379,647	$1,416,702
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,402	$7,887
Accrued liabilities	17,616	22,444
Accrued compensation	32,143	26,716
Deferred revenues, current portion	100,119	81,935
Lease liabilities, current portion	8,658	6,844
Total current liabilities	163,938	145,826
Convertible notes, net of current portion	544,703	557,468
Deferred revenues, net of current portion	20,552	29,203
Lease liabilities, net of current portion	63,700	36,739
Other long-term liabilities	5,025	4,102
Total liabilities	797,918	773,338
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000 shares authorized; 56,816 issued and outstanding as of September 30, 2021 and 55,562 shares issued and outstanding as of December 31, 2020	6	6
Additional paid-in capital	1,050,182	1,024,577
Accumulated other comprehensive income (loss)	93	(32)
Accumulated deficit	(468,552)	(381,187)
Total stockholders' equity	581,729	643,364
Total liabilities and stockholders' equity	$1,379,647	$1,416,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$126,736	$103,804	$366,829	$293,765
Cost of revenues(1)	69,726	57,366	201,278	163,676
Gross profit	57,010	46,438	165,551	130,089
Operating expenses:
Sales and marketing(1)	22,664	18,403	63,067	54,597
Research and development(1)	30,763	23,568	86,987	72,168
General and administrative(1)	20,352	17,563	57,890	53,876
Acquisition related costs	476	818	2,514	(22)
Amortization of acquired intangibles	4,483	4,465	13,465	13,447
Partnership termination charges	—	—	—	13,244
Unoccupied lease charges	1,244	1,468	2,056	2,136
Total operating expenses	79,982	66,285	225,979	209,446
Loss from operations	(22,972)	(19,847)	(60,428)	(79,357)
Other income (expense):
Interest and other income	136	315	527	1,036
Interest and other expense	(8,151)	(7,072)	(25,042)	(20,857)
Loss on extinguishment of debt	—	—	(1,513)	—
Total other income (expense), net	(8,015)	(6,757)	(26,028)	(19,821)
Loss before income taxes	(30,987)	(26,604)	(86,456)	(99,178)
Provision for income taxes	(596)	(116)	(909)	(621)
Net loss	$(31,583)	$(26,720)	$(87,365)	$(99,799)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(8)	(52)	(3)	(66)
Foreign currency translation adjustment	163	66	128	14
Comprehensive loss	$(31,428)	$(26,706)	$(87,240)	$(99,851)
Net loss per common share, basic and diluted	$(0.56)	$(0.50)	$(1.55)	$(1.95)
Weighted average common shares outstanding:
Basic and diluted	56,559	53,574	56,242	51,141
_____________________________________________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,728	$2,110	$8,026	$7,422
Sales and marketing	2,885	2,209	8,352	6,353
Research and development	3,388	2,901	10,039	9,780
General and administrative	5,068	4,376	14,374	13,360
Total stock-based compensation expense	$14,069	$11,596	$40,791	$36,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$597,495	$647,492	$643,364	$379,412

Common stock and additional paid-in capital:
Beginning balances	1,034,526	964,190	1,024,583	622,697
Stock-based compensation expense	14,404	12,011	41,796	38,076
Exercise of stock options	1,258	4,388	5,823	9,196
Shares acquired to settle the exercise of stock options	—	(31)	(200)	(628)
Proceeds from issuance of common stock, net of issuance costs	—	104	—	311,321
Equity component of early extinguishment of convertible notes	—	—	(28,454)	—
Settlement of convertible note hedges	—	—	26,295	—
Settlement of warrants	—	—	(19,655)	—
Ending balances	1,050,188	980,662	1,050,188	980,662

Accumulated deficit:
Beginning balances	(436,969)	(316,646)	(381,187)	(243,299)
Cumulative effect of the adoption of new accounting standard	—	—	—	(268)
Net loss	(31,583)	(26,720)	(87,365)	(99,799)
Ending balances	(468,552)	(343,366)	(468,552)	(343,366)

Accumulated other comprehensive income (loss):
Beginning balances	(62)	(52)	(32)	14
Other comprehensive income (loss)	155	14	125	(52)
Ending balances	93	(38)	93	(38)

Total stockholders' equity, ending balances	$581,729	$637,258	$581,729	$637,258

Common stock (in shares):
Beginning balances	56,464	53,433	55,562	48,386
Shares acquired to settle exercise of stock options	—	—	(2)	(7)
Exercise of stock options	88	170	297	462
Shares issued for the vesting of restricted stock awards	264	269	959	796
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	4,235
Ending balances	56,816	53,872	56,816	53,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(87,365)	$(99,799)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	17,394	13,947
Depreciation and amortization	40,580	38,975
Amortization of debt issuance costs	1,550	1,427
Amortization of debt discount	19,398	15,381
Amortization of premiums on investments	751	114
Stock-based compensation expense	41,796	38,076
Realized gain on sale of marketable securities	—	(14)
Deferred income taxes	52	313
Allowance for credit losses	50	326
Allowance for sales credits	25	(20)
Loss on disposal of long-lived assets	386	94
Loss on extinguishment of debt	1,513	—
Unoccupied lease charges	2,056	2,136
Changes in operating assets and liabilities:
Accounts receivable, net	(16,652)	(20,263)
Prepaid expenses and other current assets	(9,997)	(2,644)
Deferred solution and other costs	(9,631)	(14,611)
Deferred implementation costs	(10,260)	(13,922)
Contract assets, net	(3,185)	(4,205)
Other long-term assets	6,324	3,395
Accounts payable	(3,168)	(69)
Accrued liabilities	(1,029)	(5,366)
Deferred revenues	8,554	19,129
Deferred rent and other long-term liabilities	(7,528)	5,621
Net cash used in operating activities	(8,386)	(21,979)
Cash flows from investing activities:
Purchases of investments	(88,857)	(23,619)
Maturities of investments	119,650	24,871
Purchases of property and equipment	(16,059)	(16,538)
Business combinations, net of cash acquired	(64,652)	—
Capitalized software development costs	(3,908)	(653)
Net cash used in investing activities	(53,826)	(15,939)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	311,321
Payments for repurchases of convertible notes	(63,692)	—
Proceeds from bond hedges related to convertible notes	26,295	—
Payments for warrants related to convertible notes	(19,655)	—
Proceeds from exercise of stock options to purchase common stock	5,822	8,568
Payment of contingent consideration	—	(16,862)
Net cash provided by (used in) financing activities	(51,230)	303,027
Net increase (decrease) in cash, cash equivalents, and restricted cash	(113,442)	265,109
Cash, cash equivalents, and restricted cash, beginning of period	411,185	103,562
Cash, cash equivalents, and restricted cash, end of period	$297,743	$368,671
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$839	$381
Cash paid for interest	$1,699	$2,910
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(200)	$(628)
Data center assets acquired under deferred payment arrangements or financing arrangements	$449	$1,696
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. The Company sells its solutions to financial institutions, alternative finance and leasing companies, and financial technology companies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, leasing, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 19, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2021 and 2020. A single customer accounted for 13% of accounts receivable, net, as of September 30, 2021, and no individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2020.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectable. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.1 million and $0.2 million for expected losses for the nine months ended September 30, 2021 and 2020, respectively, and zero has been written off and charged against the allowance at each of September 30, 2021 and December 31, 2020. The allowance for credit losses related to contract assets was $0.3 million as of September 30, 2021 and December 31, 2020.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $3.7 million and $2.1 million were included in the accounts receivable balance at September 30, 2021 and December 31, 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.2 million and $1.0 million for expected losses for the nine months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.6 million has been written off and charged against the allowance as of September 30, 2021 and December 31, 2020, respectively. The allowance for credit losses related to accounts receivable was $0.6 million as of September 30, 2021 and December 31, 2020.
The Company maintains a reserve for estimated sales credits issued to customers for billing disputes or other service-related reasons. This allowance is recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The allowance for sales credits was $0.6 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.
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
The net increase in the deferred revenue balance for the nine months ended September 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $372.9 million for current year invoices, $3.2 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $300.4 million of revenue recognized from current year invoices and $66.2 million of revenue that was included in the deferred revenue balance as of December 31, 2020. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On September 30, 2021, the Company had $1.3 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% of its remaining performance obligations as revenue in the next 24 months, an additional 38% in the next 25 to 48 months, and the balance thereafter.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.4 million and $4.9 million during the three months ended September 30, 2021 and 2020, respectively, and recognized $2.8 million and $3.3 million of amortization during the three months ended September 30, 2021 and 2020, respectively. The Company capitalized implementation costs in the amount of $10.3 million and $13.9 million during the nine months ended September 30, 2021 and 2020, respectively, and recognized $7.9 million and $7.8 million of amortization during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission expenses are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. Historically, the Company typically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. The Company required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered a substantive service period and as a result, the Company expensed the final payment when made. Beginning in 2020, commissions were paid in a single payment once the contract had been executed and the initial deposit had been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes solution and other costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $1.7 million and $4.0 million in deferred commissions costs during the three months ended September 30, 2021 and 2020, respectively, and recognized $3.0 million and $2.1 million of amortization during the three months ended September 30, 2021 and 2020, respectively. The Company capitalized $8.1 million and $12.5 million during the nine months ended September 30, 2021 and 2020, respectively, and recognized $9.5 million and $6.1 million of amortization during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription	$91,544	$74,451	$265,765	$210,857
Transactional	17,356	14,476	51,349	41,204
Services and Other	17,836	14,877	49,715	41,704
Total Revenues	$126,736	$103,804	$366,829	$293,765

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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of September 30, 2021.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the three and nine months ended September 30, 2021 and 2020. The Company recognized $0.2 million of amortization of capitalized software development costs for both of the three months ended September 30, 2021 and 2020, and $0.6 million of amortization of capitalized software development costs for both of the nine months ended September 30, 2021 and 2020.
The Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform, incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework the Company capitalized software development costs in the amount of $1.6 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively, and $3.9 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized $0.2 million of amortization for each of the three and nine months ended September 30, 2021 and zero amortization for each of the three and nine months ended September 30, 2020.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $1.0 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. The Company signed a long-term sponsorship arrangement on December 31, 2020 and payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after the first and second years and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from the date of grant, with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of the Company's common stock relative to the Index during the performance period. From time to time, the Company may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of September 30, 2021, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of September 30, 2021, the Company had no finance leases.
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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(31,583)	$(26,720)	$(87,365)	$(99,799)
Denominator:
Weighted-average common shares outstanding, basic and diluted	56,559	53,574	56,242	51,141
Net loss per common share, basic and diluted	$(0.56)	$(0.50)	$(1.55)	$(1.95)
Due to net losses for the three and nine months ended September 30, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2021	2020
Stock options, restricted stock units, and market stock units	2,296	3,140
Shares related to the 2023 Notes	86	1,226
Shares subject to warrants related to the issuance of the 2023 Notes	48	190
Shares related to the 2026 Notes	559	—
	2,989	4,556
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes, 2025 Notes and 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2025 Notes, the conversion premium has a dilutive impact on net income per

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
share of common stock when the average market price of common stock for a given period exceeds the conversion price of $140.14 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. During the nine months ended September 30, 2021 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented. During the nine months ended September 30, 2020 the average market price per share of the Company's common stock exceeded the conversion price of the 2023 Notes and the strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt the new guidance for the fiscal year beginning January 1, 2022, using the modified retrospective approach with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings. The Company expects the adoption of this guidance will result in a material reclassification from equity to debt as well as a reduction in non-cash interest expense.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements and will adopt for the fiscal year beginning January 1, 2022.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
ClickSWITCH was acquired for approximately $65.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $1.0 million of the initial consideration, or CS Purchase Price Escrow Amount, to compensate for any post-closing purchase price adjustments. To the extent not utilized, the CS Purchase Price Escrow Amount was to be paid to the former stockholders of ClickSWITCH following an adjustment period which, absent any unresolved disputes, was expected to be completed within 90 days from closing. The Company released $0.9 million of the CS Purchase Price Escrow Amount to the former stockholders of ClickSWITCH during the three months ended September 30, 2021, bringing the balance of the CS Purchase Price Escrow Amount to zero. At closing, the Company also deposited into an escrow account $0.3 million of the initial consideration, or CS Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers. To the extent not utilized, 50% of the remaining CS Escrow Amount shall be paid to the former equity holders of ClickSWITCH at the end of a 12-month period, with the remaining 50% to be paid at the end of an 18-month period, in each case unless there are any unresolved claims remaining the time in excess of the amount to be retained in the escrow account. The total purchase price is as follows:

Purchase Consideration
Cash purchase price	$62,500
Estimated working capital and other adjustments	3,008
Total purchase price	$65,508
The Company recorded the purchase of ClickSWITCH using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of ClickSWITCH's operations are included in the Company's condensed consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $1.1 million related to the ClickSWITCH acquisition were expensed as incurred during the nine months ended September 30, 2021, and were recorded within acquisition related expenses in the condensed consolidated statements of comprehensive loss.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Customer relationships	$1,495	3.5
Non-compete agreements	570	2.4
Acquired technology	10,740	5.5
Total acquisition-related intangible assets	$12,805	5.1
The fair value of the intangible assets was based on the income approach using various methods such as with and without and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to six years. The acquisition is a stock acquisition for tax purposes, resulting in no additional amortizable tax basis in acquired intangibles, including goodwill.
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
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the condensed consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the condensed consolidated statements of comprehensive loss, was $0.1 million and $0.3 million, for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. Compensation expense recognized under these agreements included in acquisition related costs in the condensed consolidated statements of comprehensive loss was $0.5 million and $1.3 million, for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.2 million for the three and nine months ended September 30, 2020, respectively.

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2021:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$176,144	$176,144	$—	$—
Certificates of deposit	25,076	—	25,076	—
	$201,220	$176,144	$25,076	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$36,466	$—	$36,466	$—
Certificates of deposit	12,161	—	12,161	—
U.S. government securities	51,178	—	51,178	—
	$99,805	$—	$99,805	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2021 and December 31, 2020 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the three months ended September 30, 2021 or September 30, 2020.
As of September 30, 2021 and December 31, 2020, the Company's cash was $93.6 million and $173.2 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments as of September 30, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$176,144	$—	$—	$176,144
Certificates of deposit	25,076	—	—	25,076
	$201,220	$—	$—	$201,220
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$36,472	$3	$(9)	$36,466
Certificates of deposit	12,161	—	—	12,161
U.S. government securities	51,185	3	(10)	51,178
	$99,818	$6	$(19)	$99,805
A summary of the Company's cash equivalents and investments as of December 31, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$188,469	$—	$—	$188,469
Certificates of deposit	25,028	—	—	25,028
Corporate bonds and commercial paper	997	—	(1)	996
U.S. government securities	19,999	—	—	19,999
	$234,493	$—	$(1)	$234,492
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,233	$15	$(9)	$31,239
Certificates of deposit	10,007	—	—	10,007
U.S. government securities	90,120	—	(14)	90,106
	$131,360	$15	$(23)	$131,352
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2021	December 31, 2020
Due within one year or less	$77,598	$131,352
Due after one year through five years	22,207	—
	$99,805	$131,352
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2021 and December 31, 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of September 30, 2021.

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$16,024	$(10)	$16,014
Corporate bonds and commercial paper	29,927	(9)	29,918
	$45,951	$(19)	$45,932

The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$90,120	$(14)	$90,106
Corporate bonds and commercial paper	21,445	(9)	21,436
	$111,565	$(23)	$111,542
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million and $462.3 million at September 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis in the fourth quarter of the fiscal year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2020, and no impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$63,050	$(25,441)	$37,609	$64,405	$(18,568)	$45,837
Non-compete agreements	13,275	(5,212)	8,063	12,705	(3,205)	9,500
Trademarks	19,870	(5,297)	14,573	19,870	(3,612)	16,258
Acquired technology	152,080	(46,617)	105,463	141,340	(30,256)	111,084
Capitalized software development costs	9,010	(3,758)	5,252	5,103	(2,923)	2,180
	$257,285	$(86,325)	$170,960	$243,423	$(58,564)	$184,859
The Company recorded intangible assets from the business combination discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.6 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively, and $16.4 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.5 million for each of the three months ended September 30, 2021 and 2020, and $13.5 million and $13.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Gross capitalized software development costs were $9.0 million and $5.1 million as of September 30, 2021 and December 31, 2020, respectively. The Company amortized $0.4 million and $0.2 million of capitalized software development costs for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Capitalized software development costs associated with internal use software and the Company's SaaS platform are computed on an individual product basis and those products available for market are amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years.
The estimated future amortization expense related to intangible assets as of September 30, 2021 was as follows:

Amortization
Year Ended December 31,
2021 (October 1 to December 31)	$10,458
2022	41,335
2023	40,578
2024	35,469
2025	23,229
Thereafter	19,891
Total amortization	$170,960
7. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 129 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases approximately 129 square feet of office space with lease terms of approximately ten years, with the options to extend the leases on the second building. The Company also leases office space in Lincoln, Nebraska; Des Moines, Iowa; Atlanta, Georgia; Asheville, North Carolina; Charlotte, North Carolina; Cary, North Carolina; Minneapolis, Minnesota; Bangalore, India; London, United Kingdom; and Sydney, Australia.
During the three and nine months ended September 30, 2021, through the Company's regular assessment process and vacating of facilities, unoccupied lease charges of $1.2 million and $2.1 million, respectively, were recorded for facilities in Georgia, Texas, North Carolina and Nebraska for the related contractual lease payments and fees, less sublease income. During the three and nine months ended September 30, 2020, the Company vacated facilities in California; south Austin, Texas; and a portion of the facilities in Charlotte, North Carolina and recorded unoccupied lease charges of $1.5 million and $2.1 million, respectively, for the related contractual lease payments and fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $1.2 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $2.2 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at September 30, 2021.
The Company believes its current facilities will be adequate for its needs for the current term. Rent expense under operating leases was $2.1 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.4 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum payments required under operating leases that have commenced and have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2021 were as follows:

Operating Leases
Year Ended December 31,
2021 (October 1 to December 31)	$2,914
2022	12,403
2023	12,129
2024	11,147
2025	10,205
Thereafter	26,729
Total lease payments	$75,527
Less: present value discount	(3,169)
Present value of lease liabilities	$72,358
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
In the quarters ended June 30, 2020 and September 30, 2021, in connection with the termination of a strategic partnership, the Company paid termination fees of $5.6 million and $7.6 million, respectively. The Company recorded the $13.2 million charge in partnership termination charges in the condensed consolidated statements of comprehensive loss in the second quarter of 2020.
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
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2021 (October 1 to December 31)	$6,807
2022	29,358
2023	33,184
2024	7,183
2025	356,309
Thereafter	327,937
Total commitments	$760,778

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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2020, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2021 and were convertible through March 31, 2021. For more than 20 trading days during the 30 consecutive trading days ended March 31, 2021, June 30, 2021 and September 30, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on April 1, 2021 and are convertible through December 31, 2021. As of September 30, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $4.3 million. The if-converted value was determined based on the closing price of the Company's common stock of $80.14 on September 30, 2021. Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.875%. The liability component of the 2023 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheet as the carrying amount of the equity component.
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
The outstanding 2023 Notes consist of the following:

	As of September 30, 2021	As of December 31, 2020
Liability component:
Principal	$10,909	$48,035
Unamortized debt discount	(765)	(4,915)
Unamortized debt issuance costs	(76)	(501)
Net carrying amount	10,068	42,619

Equity component:
Net carrying amount	$2,321	$10,217

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$20	$431	$172	$1,294
Amortization of debt issuance costs	45	276	197	819
Amortization of debt discount	127	2,506	1,088	7,422
Total	$192	$3,213	$1,457	$9,535
As of September 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 1.4 years.
Bond Hedges and Warrant Transactions
Concurrent with the February 2018 convertible note offering, the Company entered into separate convertible note bond hedges, or Bond Hedges, and Warrant transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the 2023 Notes. The Bond Hedges are call options that give the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the 2023 Notes and expires in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
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
As of September 30, 2021, Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares remained outstanding.
Under the February 2018 Warrant transactions, the Company issued warrants to acquire, subject to anti-dilution adjustments, up to approximately 4.0 million shares over 80 scheduled trading days beginning on May 15, 2023 at an exercise price of $78.75 per share. If the Warrants are not exercised on their exercise dates, they will expire. Pursuant to the Warrants, if the average market value per share of the Company's common stock for the reporting period, as measured under the Warrants, exceeds the exercise price of the Warrants of $78.75, the Warrants will have a dilutive effect on the Company's earnings per share, assuming the Company is profitable. The Company received $22.4 million in cash proceeds from the sale of the Warrants.
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
As of September 30, 2021, Warrants to acquire up to approximately 0.2 million shares remained outstanding.
The Bond Hedges and the Warrants are separate transactions, in each case, entered into by the Company with counterparties, and are not part of the terms of the 2023 Notes and will not affect any holders' rights under the 2023 Notes. The holders of the 2023 Notes will not have any rights with respect to the Bond Hedges or Warrant transactions. The Bond Hedges and Warrants do not meet the criteria for derivative accounting as they are indexed to the Company's stock. The amounts paid for the Bond Hedges and the proceeds received from the sale of the Warrants have been included as a net reduction to additional paid-in capital.

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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of each of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2021, the 2026 Notes were not convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.38%. The liability component of the 2026 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.

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
The outstanding 2026 Notes consist of the following:

	As of September 30, 2021	As of December 31, 2020
Liability component:
Principal	$316,250	$316,250
Unamortized debt discount	(59,756)	(67,977)
Unamortized debt issuance costs	(4,489)	(5,114)
Net carrying amount	252,005	243,159

Equity component:
Net carrying amount	$81,550	$81,550
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$593	$593	1,779	$1,772
Amortization of debt issuance costs	219	206	636	608
Amortization of debt discount	2,801	2,698	8,188	7,959
Total	$3,613	$3,497	$10,603	$10,339
As of September 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.7 years.
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2025 Notes) occurs prior to the maturity date, holders of each of the 2025 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2021, the 2025 Notes were not yet convertible.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In accordance with accounting guidance for cash conversion features, the Company valued the liability component at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The effective interest rate for the liability component was 5.0%. The liability component of the 2025 Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the condensed consolidated balance sheets as the carrying amount of the equity component.
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
The outstanding 2025 Notes consist of the following:

	As of September 30, 2021	As of December 31, 2020
Liability component:
Principal	$350,000	$350,000
Unamortized debt discount	(62,894)	(73,075)
Unamortized debt issuance costs	(4,476)	(5,235)
Net carrying amount	282,630	271,690

Equity component:
Net carrying amount	$73,109	$73,097
The following table sets forth total interest expense recognized related to the 2025 Notes:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Contractual interest expense	$109	$327
Amortization of debt issuance costs	241	717
Amortization of debt discount	3,416	10,122
Total	$3,766	$11,166
As of September 30, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.1 years.
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
As of December 31, 2020, a total of 13,322 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2021, 2,500 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2021, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2021 a total of 15,823 shares were allocated for issuance under the 2014 Plan. As of September 30, 2021, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 6,652 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,337 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 7,802 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2021, no shares remain available for future issuance under the 2007 Plan.
Stock Options
Stock option activity during the nine months ended September 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2021	670	$27.43
Granted	—	—
Exercised	(297)	19.58
Forfeited	—	—
Balance as of September 30, 2021	373	$33.67

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	1,757	$70.74
Granted	662	115.71
Vested	(573)	61.92
Forfeited	(193)	79.28
Nonvested as of September 30, 2021	1,653	$90.83
Market Stock Units
Market stock unit activity during the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	370	$35.67
Granted	101	80.11
Change in awards based on performance(1)	206	39.67
Vested	(386)	33.62
Forfeited	(21)	44.67
Nonvested as of September 30, 2021	270	$57.58
_______________________________________________________________________________
(1) Represents the change in the number of MSUs earned based on performance achievement for the performance period.
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2021 is based on the estimated annual effective tax rate for fiscal year 2021. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (1.9)% and (0.4)% for the three months ended September 30, 2021 and 2020, respectively, and (1.1)% and (0.6)% for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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
At September 30, 2021, the Company had no unrecognized tax benefits representing a $0.4 million decrease, including an insignificant amount of accrued interest, from the balance at December 31, 2020. Of this amount, $0.2 million resulted in an income tax benefit during the nine months ended September 30, 2021. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2017 through 2020 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by any other taxing jurisdiction.

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. We sell our solutions to financial institutions, alternative finance and leasing companies, or Alt-FIs, and financial technology companies, or FinTechs. Our solutions enable our customers to deliver robust suites of digital banking, lending, leasing, and banking-as-a-service, or BaaS, services that make it possible for End Users to transact and engage anytime, anywhere and on any device. Our solutions are often the most frequent point of engagement between our customers and their End Users. As such, we purpose-build our solutions to deliver compelling and consistent End-User experiences across digital channels and to drive the success of our customers by optimizing their digital brands and enhancing End-User acquisition, retention and engagement.
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
We deliver our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. A small portion of our revenues are derived from customers which host our solutions in their own data centers under term license and maintenance agreements. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more consumer or commercial users registered to use one or more of our solutions on our digital banking platform, or Registered Users. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that Registered Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of Registered Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of the arrangements for our newer lending, leasing and BaaS solutions are varied, but we generally sell these solutions on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements.
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

The COVID-19 pandemic has created significant risks and uncertainties for our customers, their End Users, our partners and suppliers, our employees and our business generally. However, we believe that these events are accelerating the transition to digital financial solutions and that our portfolio of digital financial services solutions and our position and reputation in the market provide us with an opportunity to continue to serve customers and grow our business. We considered the uncertainties and risks posed by the continuing COVID-19 pandemic when preparing our 2021 budget and hiring plans and though we expect our headcount growth rate to be somewhat lower than we experienced in 2019 and prior, we expect our 2021 hiring growth rate to exceed that of 2020 based on an improved buying environment and reduced COVID-19 impacts. In the long term, and subject to more clarity regarding when we may return to a more normal operating environment post COVID-19 pandemic, we remain committed to continuing to strategically invest across our organization to position us to increase revenues and to improve operating efficiencies. We are also considering how our physical facilities requirements might change when we return to increased onsite operations, including the costs associated with ensuring a safe work environment and the likely increased prevalence of working from home for employees. The timing and amount of these investments will vary based on the rate at which we expect to add new customers or sell additional solutions to existing customers, our customer retention rates, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements, and changes thereto resulting from the COVID-19 pandemic, and other needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources.
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

COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. While there has been significant economic recovery in certain markets due to broad vaccination availability, loosening of lock-down measures and re-openings of businesses, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, increased employee attrition, skilled labor shortages, wage inflation and businesses and labor markets navigating how they will operate post-pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the continued duration, severity and spread of the pandemic, including new variants, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the predictability and success of any re-opening efforts, the impacts of the pandemic on labor markets, the impact to our customers, their End Users, our suppliers and partners, and other items identified as risk factors in this Quarterly Report on Form 10-Q and in our other SEC filings. There are no comparable recent events that provide guidance as to the impacts that the COVID-19 pandemic may have or the challenges and unpredictability of re-opening efforts, and, as a result, the ultimate impacts of the pandemic remain highly uncertain and subject to change. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels.
In early 2020 we implemented enhanced health and safety protocols at our locations, and by mid-March 2020 virtually every one of our employees had transitioned to working remotely from home. Through mid-2021, we continued to operate with the vast majority of our employees working remotely. However, during the quarter ended June 30, 2021, we began allowing employees to return to onsite work on a limited, voluntary basis, subject to health and safety protocols. Effective November 1, 2021, we re-opened all of our U.S. facilities, and have provided each of our U.S. employees with the choice of either continuing to work remotely, working in a hybrid capacity (one or two days per week onsite) or fully returning to onsite attendance, with any onsite attendance subject to health and safety protocols. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Throughout the pandemic we believe our corporate culture, business model, customer relations, and technology and information technology infrastructure have effectively allowed our employees to substantially perform their roles whether remote, hybrid or onsite.
We also have performed additional due diligence with critical vendors and other third parties on which we rely to assess their responses to the COVID-19 pandemic and impacts on their operations and services. To date, we have not experienced any material adverse impacts from any of our vendors or other third parties on which we rely. We intend to continue to conduct enhanced due diligence on such vendors and third parties for the foreseeable future as the uncertainty caused by the COVID-19 pandemic continues to persist.
We also are continuing to conduct outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and their own re-opening efforts and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 and related re-opening efforts on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening have resulted in delays in certain purchasing decisions and implementations. Accordingly, we expect to continue to see negative impacts of COVID-19 on our bookings, revenues, gross margins and cash flows from operations relative to pre-pandemic levels, although we continue to anticipate gradual improvement during 2021 as compared to the impacts we experienced in 2020. Specifically, during the quarter ended September 30, 2021, we observed an improved sales environment relative to the first half of 2021, and we believe that for the remainder of fiscal 2021 we will continue to see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.

Despite these challenges among customers, the usage by End Users of digital financial solutions has never been higher and we are making additional investments to enhance our technology infrastructure to support this heightened usage. We have seen increased online banking activity as a result of shelter-in-place and similar orders as well as spikes in logins as End Users check accounts for items such as government stimulus funds. We believe the challenges and opportunities posed by the COVID-19 pandemic have and will continue to cause financial institutions to increase their focus on maintaining and improving their digital financial services offerings.
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
Installed Customers
We define Installed Customers as the number of customers on live implementations (or installations) of our digital banking platforms. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and buy more solutions from us, and as we add larger RCFIs to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. While we believe the COVID-19 pandemic has increased the importance and prominence of our portfolio of digital financial services solutions and provides us with an opportunity to continue to grow our business, the increased economic uncertainty and reduced economic activity resulting from the pandemic, including consumer and business spending, has resulted in delays in certain purchasing decisions and implementations, which has slowed the rate at which we add new Installed Customers during 2021 as compared to what we believe our growth rate would have been without the effects of the pandemic. We had 450, 414 and 401 Installed Customers on our digital banking platform as of December 31, 2020, 2019 and 2018, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We price our digital banking platform solutions based on the number of Registered Users, so as the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger RCFIs to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users and the incremental revenues we recognize from new Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users, and varying contractual minimum user counts. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. We believe the COVID-19 pandemic has resulted in increased registration of new End Users with existing customers; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has also resulted in delays in certain purchasing decisions and implementations, which has slowed the rate at which we add new Installed Customers and with them, new Registered Users from such customers. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on the growth in our number of Registered Users. Our Installed Customers had approximately 17.8 million, 14.6 million and 12.8 million Registered Users as of December 31, 2020, 2019 and 2018, respectively. Registered Users at September 30, 2021 were 19.2 million compared to 17.1 million at September 30, 2020.

Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate as the total revenues in a calendar year, excluding any revenues from solutions of businesses acquired during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our revenue retention rate will be lower or higher, respectively. We believe the COVID-19 pandemic has created incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, also has resulted in delays in certain purchasing decisions and implementations, which may adversely affect our revenue retention rate. We also have experienced contract terminations with customers who became insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our revenue retention rate. Our use of revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue retention rate differently, which reduces its usefulness as a comparative measure. Our revenue retention rate was 122%, 120% and 114% for the years ended December 31, 2020, 2019 and 2018, respectively.
Churn
We utilize churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We believe the COVID-19 pandemic has created incentives for our existing customers to purchase additional features to support the increase in demand for digital banking; however, the increased economic uncertainty and reduced economic activity, including consumer and business spending, has resulted in delays in certain purchasing decisions and implementations and also may result in certain downgrades and cancellations from existing customers, each of which may adversely affect our churn. We also have experienced contract terminations with customers who became insolvent as a result of the COVID-19 pandemic. Accordingly, at this time we are unable to predict the anticipated long-term impact of the COVID-19 pandemic on our churn. Our annual churn has ranged from 3.5% to 5.9% over the last nine years, and we had annual churn of 5.9%, 5.1% and 5.0% for the years ended December 31, 2020, 2019 and 2018, respectively. Our use of churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
GAAP revenue	$126,736	$103,804	$366,829	$293,765
Deferred revenue reduction from purchase accounting	554	957	1,677	3,720
Total Non-GAAP revenue	$127,290	$104,761	$368,506	$297,485
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP operating loss	$(22,972)	$(19,847)	$(60,428)	$(79,357)
Deferred revenue reduction from purchase accounting	554	957	1,677	3,720
Partnership termination charges	—	—	—	13,244
Stock-based compensation	14,069	11,596	40,791	36,915
Acquisition related costs	581	1,062	2,841	714
Amortization of acquired technology	5,604	5,255	16,365	16,184
Amortization of acquired intangibles	4,483	4,465	13,465	13,447
Unoccupied lease charges	1,244	1,468	2,056	2,136
Non-GAAP operating income	$3,563	$4,956	$16,767	$7,003
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(31,583)	$(26,720)	$(87,365)	$(99,799)
Deferred revenue reduction from purchase accounting	554	957	1,677	3,720
Partnership termination charges	—	—	—	13,244
Stock-based compensation	14,069	11,596	40,791	36,915
Acquisition related costs	581	1,062	2,841	714
Depreciation and amortization	14,082	12,929	40,580	38,975
Unoccupied lease charges	1,244	1,468	2,056	2,136
Provision for income taxes	596	116	909	621
Loss on extinguishment of debt	—	—	1,513	—
Interest (income) expense, net	7,761	6,727	24,056	19,586
Adjusted EBITDA	$7,304	$8,135	$27,058	$16,112
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
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, our bookings, in particular with respect to new customer agreements, have been and we anticipate will continue to be adversely impacted as a result of the COVID-19 pandemic relative to pre-pandemic levels, although at this time we are unable to the predict the extent or duration of such impact. Specifically, we have experienced delays and unpredictability in the purchasing decisions of our customers and prospective customers and a slowing of net new customer deals, relative to pre-pandemic levels, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. However, during the quarter ended September 30, 2021, we observed an improved sales environment relative to the first half of 2021, and we believe that for the remainder of fiscal 2021 we will continue to see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020, although at this time we are unable to predict the full extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long-term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to fluctuate as a percentage of revenues based principally on the level and timing of implementation, support activities debit card related pass-through fees, and other related costs, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic.

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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2021 budget and hiring plans and though we continue to expect our headcount growth rate to be somewhat lower than the growth rates experienced in 2019 and prior, we continue to expect our 2021 hiring growth rate to exceed that of 2020 based on improved buying environments and cross sale opportunities resulting from the reduced negative impacts of the COVID-19 pandemic. We also expect to see continued intense competition for technical talent which has the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees. Additionally, while most of our employees continued to work remotely from home and we have suspended most non-essential business travel and conference participation, we expect that with increased adoption of the COVID-19 vaccine and based on the expectation that cases and/or case severity will correspondingly begin to decline, some of these activities, including costs associated with onsite attendance, have and will continue returning for the remainder of 2021. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel for the remainder of 2021. Specifically, during the quarter ended June 30, 2021, we began allowing employees generally to return to onsite work on a limited, voluntary basis, subject to health and safety protocols. Effective November 1, 2021, we re-opened all of our U.S. facilities, and have provided each of our U.S. employees with the choice of either continuing to work remotely, working in a hybrid capacity (one or two days per week onsite) or fully returning to onsite attendance, with any onsite attendance subject to health and safety protocols. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic. Commissions are generally capitalized and then amortized over the expected period of customer benefit.
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

Results of Operations
Condensed Consolidated Statements of Comprehensive Loss
The following table sets forth our condensed consolidated statements of comprehensive loss data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues(1)	$126,736	$103,804	$366,829	$293,765
Cost of revenues(2)(3)	69,726	57,366	201,278	163,676
Gross profit	57,010	46,438	165,551	130,089
Operating expenses:
Sales and marketing(3)	22,664	18,403	63,067	54,597
Research and development(3)	30,763	23,568	86,987	72,168
General and administrative(3)	20,352	17,563	57,890	53,876
Acquisition related costs(4)	476	818	2,514	(22)
Amortization of acquired intangibles	4,483	4,465	13,465	13,447
Partnership termination charges	—	—	—	13,244
Unoccupied lease charges(5)	1,244	1,468	2,056	2,136
Total operating expenses	79,982	66,285	225,979	209,446
Loss from operations	(22,972)	(19,847)	(60,428)	(79,357)
Total other income (expense), net	(8,015)	(6,757)	(26,028)	(19,821)
Loss before income taxes	(30,987)	(26,604)	(86,456)	(99,178)
Provision for income taxes	(596)	(116)	(909)	(621)
Net loss	$(31,583)	$(26,720)	$(87,365)	$(99,799)

_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.6 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Includes amortization of acquired technology of $5.6 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively, and $16.4 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,728	$2,110	$8,026	$7,422
Sales and marketing	2,885	2,209	8,352	6,353
Research and development	3,388	2,901	10,039	9,780
General and administrative	5,068	4,376	14,374	13,360
Total stock-based compensation expense	$14,069	$11,596	$40,791	$36,915
(4) The nine months ended September 30, 2020 includes a $2.9 million reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and nine months ended September 30, 2021, the charges related to an updated assessment and vacating of facilities in Georgia, Texas, North Carolina and Nebraska, and for the three and nine months ended September 30, 2020, the charges related to the vacating of facilities in California, North Carolina, and Texas.

The following table sets forth our condensed consolidated statements of comprehensive loss data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)(3)	55.0	55.3	54.9	55.7
Gross profit	45.0	44.7	45.1	44.3
Operating expenses:
Sales and marketing(3)	17.9	17.7	17.2	18.6
Research and development(3)	24.3	22.7	23.7	24.6
General and administrative(3)	16.1	16.9	15.8	18.3
Acquisition related costs(4)	0.4	0.8	0.7	—
Amortization of acquired intangibles	3.5	4.3	3.7	4.6
Partnership termination charges	—	—	—	4.5
Unoccupied lease charges(5)	1.0	1.4	0.6	0.7
Total operating expenses	63.1	63.9	61.6	71.3
Loss from operations	(18.1)	(19.1)	(16.5)	(27.0)
Total other income (expense), net	(6.3)	(6.5)	(7.1)	(6.7)
Loss before income taxes	(24.5)	(25.6)	(23.6)	(33.8)
Provision for income taxes	(0.5)	(0.1)	(0.2)	(0.2)
Net loss	(24.9)%	(25.7)%	(23.8)%	(34.0)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.4% and 0.9% for the three months ended September 30, 2021 and 2020, respectively, and 0.5% and 1.3% for the nine months ended September 30, 2021 and 2020, respectively.
(2) Includes amortization of acquired technology of 4.4% and 5.1% for the three months ended September 30, 2021 and 2020, respectively, and 4.5% and 5.5% for the nine months ended September 30, 2021 and 2020, respectively.
(3) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	2.2%	2.0%	2.2%	2.5%
Sales and marketing	2.3	2.1	2.3	2.2
Research and development	2.7	2.8	2.7	3.3
General and administrative	4.0	4.2	3.9	4.5
Total stock-based compensation expense	11.1%	11.2%	11.1%	12.6%

(4) The nine months ended September 30, 2020 includes a 1.0% reduction to estimated contingent consideration as a result of the actual contingent consideration calculated as of the final measurement date of March 31, 2020.
(5) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and nine months ended September 30, 2021, the charges related to an updated assessment and vacating of facilities in Georgia, Texas, North Carolina and Nebraska, and for the three and nine months ended September 30, 2020, the charges related to the vacating of facilities in California, North Carolina, and Texas.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Revenues	$126,736	$103,804	$22,932	22.1%	$366,829	$293,765	$73,064	24.9%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Revenues increased by $22.9 million, or 22.1%, from $103.8 million for the three months ended September 30, 2020 to $126.7 million for the three months ended September 30, 2021. This increase in revenue was primarily attributable to a $20.0 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $2.9 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Revenues increased by $73.1 million, or 24.9%, from $293.8 million for the nine months ended September 30, 2020 to $366.8 million for the nine months ended September 30, 2021. This increase in revenue was primarily attributable to a $62.9 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $10.1 million of the increase was generated from an increase in the number of transactions processed using our solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Cost of revenues	$69,726	$57,366	$12,360	21.5%	$201,278	$163,676	$37,602	23.0%
Percentage of revenues	55.0%	55.3%			54.9%	55.7%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Cost of revenues increased by $12.4 million, or 21.5%, from $57.4 million for the three months ended September 30, 2020 to $69.7 million for the three months ended September 30, 2021. This increase was attributable to a $5.6 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, a $3.2 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $3.1 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, a higher mix of debit card related pass-through fees, as well as implementation and support personnel expenses that are reimbursable from our customers, and a $0.3 million increase from amortization of acquired customer technology resulting from the business acquired in the second quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Cost of revenues increased by $37.6 million, or 23.0%, from $163.7 million for the nine months ended September 30, 2020 to $201.3 million for the nine months ended September 30, 2021. This increase was attributable to a $17.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support and maintain our data centers and other technical infrastructure, an $11.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $7.2 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in Registered Users from new and existing customers, a higher mix of debit card related pass-through fees, as well as implementation and support personnel expenses that are reimbursable from our customers, a $0.6 million increase from amortization of capitalized implementation services as a result of customer go lives during the nine months ended September 30, 2021, and a $0.3 million increase from amortization of acquired customer technology resulting from the business acquired in the second quarter of 2021.

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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Sales and marketing	$22,664	$18,403	$4,261	23.2%	$63,067	$54,597	$8,470	15.5%
Percentage of revenues	17.9%	17.7%			17.2%	18.6%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Sales and marketing expenses increased by $4.3 million, or 23.2%, from $18.4 million for the three months ended September 30, 2020 to $22.7 million for the three months ended September 30, 2021. This increase was primarily attributable to a $3.0 million increase in personnel costs due to the growth of our sales and marketing organizations to support bookings and revenue growth, a $0.6 million increase in other discretionary expenses, including stadium sponsorship expenses, a $0.3 million increase in overhead costs, and a $0.2 million increase in travel-related expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Sales and marketing expenses increased by $8.5 million, or 15.5%, from $54.6 million for the nine months ended September 30, 2020 to $63.1 million for the nine months ended September 30, 2021. This increase was primarily attributable to a $7.7 million increase in personnel costs due to the growth of our sales and marketing organizations to support bookings and revenue growth, a $1.0 million increase in other discretionary expenses, including stadium sponsorship expenses, and a $0.3 million increase in overhead costs. These increases were partially offset by a $0.5 million decrease in travel-related expenses due to travel that did not occur as a result of the COVID-19 pandemic.
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
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Research and development	$30,763	$23,568	$7,195	30.5%	$86,987	$72,168	$14,819	20.5%
Percentage of revenues	24.3%	22.7%			23.7%	24.6%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Research and development expenses increased by $7.2 million, or 30.5%, from $23.6 million for the three months ended September 30, 2020 to $30.8 million for the three months ended September 30, 2021. This increase was primarily attributable to a $6.1 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $1.2 million increase in facilities and other overhead costs, and a $0.2 million increase in other discretionary expenses. These increases were partially offset by a $0.6 million decrease as a result of increased capitalized software development costs.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Research and development expenses increased by $14.8 million, or 20.5%, from $72.2 million for the nine months ended September 30, 2020 to $87.0 million for the nine months ended September 30, 2021. This increase was primarily attributable to a $12.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $2.8 million increase in facilities and other overhead costs, and a $0.3 million increase in other discretionary expenses. These increases were partially offset by a $1.3 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
General and administrative	$20,352	$17,563	$2,789	15.9%	$57,890	$53,876	$4,014	7.5%
Percentage of revenues	16.1%	16.9%			15.8%	18.3%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. General and administrative expenses increased by $2.8 million, or 15.9%, from $17.6 million for the three months ended September 30, 2020 to $20.4 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to a $2.7 million increase in personnel costs to support the growth of our business and a $0.7 million increase in professional services for legal and compliance fees, partially offset by a $0.8 million decrease in remote working experience expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. General and administrative expenses increased by $4.0 million, or 7.5%, from $53.9 million for the nine months ended September 30, 2020 to $57.9 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to a $6.2 million increase in personnel costs to support the growth of our business and a $0.2 million increase in professional services for legal and compliance fees. These increases were partially offset by a $1.0 million decrease in bad debt expense due to additional credit losses from the adoption of ASU 2016-13 in 2020, $0.8 million decrease in discretionary spending and travel-related expenses, a $0.5 million decrease for price concessions given to customers in 2020, and a $0.2 million decrease in overhead costs.
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

Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Acquisition related costs	$476	$818	$(342)	(41.8)%	$2,514	$(22)	$2,536	11,527.3%
Percentage of revenues	0.4%	0.8%			0.7%	—%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Acquisition related costs decreased by $0.3 million, or 41.8%, from $0.8 million for the three months ended September 30, 2020 to $0.5 million for the three months ended September 30, 2021. Acquisition related costs for both periods primarily include compensation expense related to the retention bonuses for employees of previous acquisitions.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Acquisition related costs increased by $2.5 million, or 11,527.3%, from a net positive adjustment of $0.02 million for the nine months ended September 30, 2020 to an expense of $2.5 million for the nine months ended September 30, 2021. Acquisition related costs for the nine months ended September 30, 2021 included $1.4 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021. The net positive adjustment for the nine months ended September 30, 2020 included a $2.9 million negative adjustment to the value of the contingent consideration related to the acquisition of Cloud Lending based on actual achievement, partially offset by $2.6 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $0.3 million of additional legal, professional services and other costs.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Amortization of acquired intangibles	$4,483	$4,465	$18	0.4%	$13,465	$13,447	$18	0.1%
Percentage of revenues	3.5%	4.3%			3.7%	4.6%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Amortization of acquired intangibles remained relatively unchanged from the three months ended September 30, 2020 to the three months ended September 30, 2021. Increases due to amortization of intangible assets acquired during the acquisition of ClickSWITCH on April 1, 2021 were mostly offset by decreases in amortization of intangible assets that became fully amortized. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Amortization of acquired intangibles remained relatively unchanged from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Increases due to amortization of intangible assets acquired during the acquisition of ClickSWITCH on April 1, 2021 were mostly offset by decreases in amortization of intangible assets that became fully amortized. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.

Unoccupied Lease Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Unoccupied lease charges	$1,244	$1,468	$(224)	(15.3)%	$2,056	$2,136	$(80)	(3.7)%
Percentage of revenues	1.0%	1.4%			0.6%	0.7%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Unoccupied lease charges decreased by $0.2 million, or (15.3)%, from $1.5 million for the three months ended September 30, 2020 to $1.2 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, the charges included costs related to an updated assessment and vacating of facilities in North Carolina, Georgia and Nebraska, partially offset by anticipated sublease income from these facilities. During the three months ended September 30, 2020, the charges included costs related to the early vacating of facilities in North Carolina and Texas, partially offset by anticipated sublease income from these facilities.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Unoccupied lease charges decreased by $0.1 million, or (3.7)%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the charges included costs related to an updated assessment and vacating of facilities in North Carolina, Georgia, Texas and Nebraska, partially offset by anticipated sublease income from these facilities. During the nine months ended September 30, 2020, the charges included costs related to the early vacating of facilities in California, North Carolina, and Texas, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Total other income (expense), net	$(8,015)	$(6,757)	$(1,258)	(18.6)%	$(26,028)	$(19,821)	$(6,207)	(31.3)%
Percentage of revenues	(6.3)%	(6.5)%			(7.1)%	(6.7)%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Total other income (expense), net represented a net expense of $8.0 million for the three months ended September 30, 2021 compared to a net expense of $6.8 million for the three months ended September 30, 2020. The change was primarily attributable to a $1.2 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Total other income (expense), net represented a net expense of $26.0 million for the nine months ended September 30, 2021 compared to a net expense of $19.8 million for the nine months ended September 30, 2020. The change was primarily attributable to a $4.1 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes, a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes, and a $0.4 million loss on disposal of long-lived assets.

Benefit from (provision for) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	(%)	2021	2020	$	(%)
Provision for income taxes	$(596)	$(116)	$(480)	413.8%	$(909)	$(621)	$(288)	46.4%
Percentage of revenues	(0.5)%	(0.1)%			(0.2)%	(0.2)%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. Total provision for income taxes represented an expense of $0.6 million for the three months ended September 30, 2021 compared to an expense of $0.1 million for the three months ended September 30, 2020. As a result of our current net operating loss position, income tax expense for the three months ended September 30, 2021 consisted primarily of federal income taxes of $0.2 million relating to the tax amortization of recently acquired goodwill, and $0.4 million in foreign and state income tax expense. The income tax expense for three months ended September 30, 2020 consisted primarily of federal income taxes of $0.2 million relating to tax amortization of goodwill, $0.1 million in income tax expense from foreign operations, partially offset by $0.2 million in income tax benefit relating to unrecognized tax benefits.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020. Total provision for income taxes represented an expense of $0.9 million for the nine months ended September 30, 2021 compared to an expense of $0.6 million for the nine months ended September 30, 2020. As a result of our current net operating loss position, current income tax expenses for the nine months ended September 30, 2021 consist primarily of federal income taxes of $0.6 million relating to the tax amortization of recently acquired goodwill, and $0.7 million in income tax expense from foreign operations, partially offset by $0.3 million in state income tax benefit and $0.1 million in income tax benefit for the acquisition of ClickSWITCH. The income tax expense for the nine months ended September 30, 2020 consisted primarily of federal income taxes of $0.9 million relating to tax amortization of goodwill, $0.2 million income tax expense from foreign operations, and $0.1 million in state income tax expense, partially offset by $0.6 million in income tax benefits, which consist primarily of $0.4 million relating to foreign tax reserves and $0.2 million relating to unrecognized tax benefits.
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
Given the uncertainty that still surrounds the COVID-19 pandemic, during 2021 we have experienced and we expect to continue experiencing sales performance across all our solutions that is slower than what we believe it otherwise would have been for the year ending December 31, 2021. However, during the quarter ended September 30, 2021, we observed an improved sales environment relative to the first half of 2021, and we believe that for the remainder of fiscal 2021 we will continue to see improvements in the predictability of purchasing decisions and implementations by customers as compared to fiscal 2020, although at this time we are unable to predict the full extent of such improvement. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents and investments of $394.6 million. Based upon our current levels of operations, and our current expectations regarding the impacts of the COVID-19 pandemic on our operations and financial performance, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,386)	$(21,979)
Investing activities	(53,826)	(15,939)
Financing activities	(51,230)	303,027
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(113,442)	$265,109
Cash Flows from Operating Activities
Cash used in operating activities is primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the nine months ended September 30, 2021, our net cash and cash equivalents used in operating activities was $8.4 million, which consisted of a net loss of $87.4 million and cash outflows from changes in operating assets and liabilities of $46.6 million, offset by non-cash adjustments of $125.6 million. Cash outflows were the result of a $19.9 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $16.7 million increase in accounts receivable primarily due to the timing of annual billings at the end of the current quarter, a $10.0 million increase in prepaid and other current assets related to timing of various prepaid expenses, most notably a payroll date occurring at the very end of the quarter, a $7.5 million decrease in other long-term liabilities primarily related to termination fees of a strategic partnership, a $4.2 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, and a $3.2 million increase in contract assets. Cash outflows were partially offset by cash inflows resulting from a $8.6 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments and a $6.3 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of $41.8 million of stock-based compensation expense, $40.6 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $20.9 million in amortization of the 2023 Notes, 2025 Notes and 2026 Notes discount and related debt issuance costs, $17.4 million of amortization of deferred implementation and deferred solution and other costs, $2.1 million of unoccupied lease charges, $1.5 million related to the early extinguishment of a portion of the 2023 Notes, and $1.3 million of other non-cash items.
For the nine months ended September 30, 2020, our net cash and cash equivalents used in operating activities was $22.0 million, which consisted of a net loss of $99.8 million and cash outflows from changes in operating assets and liabilities of $32.9 million, partially offset by non-cash adjustments of $110.8 million. Cash outflows were the result of a $28.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, a $20.3 million increase in accounts receivable due to the timing of annual billings at the end of the current quarter, a $5.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $4.2 million increase in contract assets, and a $2.6 million increase in prepaid and other current assets related to timing of various prepaid expenses. Cash outflows were partially offset by cash inflows resulting from a $19.1 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments, a $5.6 million increase in other long-term liabilities, and a $3.4 million decrease in other long-term assets primarily from amortization of our right-of-use assets. Non-cash items consisted primarily of $39.0 million of depreciation and amortization expense due to growth in our fixed assets and acquired intangible assets, $38.1 million of stock-based compensation expense, $16.8 million in amortization of the 2023 Notes and 2026 Notes discounts and related debt issuance costs, $13.9 million of amortization of deferred implementation and deferred solution and other costs, $2.1 million of unoccupied lease charges and $0.8 million of other non-cash items.
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
For the nine months ended September 30, 2021, our net cash used in investing activities was $53.8 million, consisting of $88.9 million from purchases of investments, $64.7 million for the acquisition of ClickSWITCH, net of cash acquired, $16.1 million for the purchase of property and equipment and $3.9 million from capitalized software development costs, partially offset by $119.7 million from maturities of investments.
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
For the nine months ended September 30, 2021, our net cash used in financing activities was $51.2 million, consisting of $63.7 million for the partial repurchase of the 2023 Notes, partially offset by $6.6 million of net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes and $5.8 million of cash received from the exercise of stock options.
For the nine months ended September 30, 2020, our net cash provided by financing activities of $303.0 million was primarily due to the proceeds from the issuance of common stock of $311.3 million, net of issuance costs, from the May 2020 common stock offering and $8.6 million of cash received from the exercise of stock options, partially offset by the payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities.
Contractual Obligations and Commitments
During the nine months ended September 30, 2021, and subsequent to September 30, 2021, except as noted below, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, "Contractual Obligations and Commitments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021. As of September 30, 2021, our total lease payment obligations were $75.5 million, of which $63.7 million was included in lease liabilities, net of current portion in our condensed consolidated balance sheets.
The following table summarizes our contractual obligations and commitments at September 30, 2021 (in thousands):

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible Notes, including interest	$2,891	$16,569	$671,650	$—	$691,110
Operating lease obligations	12,183	23,627	19,949	19,768	75,527
Purchase commitments	28,843	26,825	7,000	7,000	69,668
	$43,917	$67,021	$698,599	$26,768	$836,305

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We will adopt this new guidance for the fiscal year beginning January 1, 2022, using the modified retrospective approach with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings. We expect the adoption of this guidance will result in a material reclassification from equity to debt as well as a reduction in non-cash interest expense.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. We are currently evaluating the potential effects of this guidance on our consolidated financial statements and will adopt for the fiscal year beginning January 1, 2022.
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
During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2021.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of September 30, 2021, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2021 or 2020, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2021, our most significant currency exposures were the Indian rupee, British pound and Australian dollar. As of September 30, 2021, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.2	*	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and David J. Mehok (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.3	*	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Adam D. Blue (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.4	*	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and William M. Furrer (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.5	*	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and John E. Breeden (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
November 4, 2021	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

November 4, 2021	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)