Form 10-K
period 2021-12-31
Q2 Holdings, Inc.
filed 2022-02-16
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        (Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021.
 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Q2 Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	001-36350	20-2706637
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

10355 Pecan Park Boulevard
Austin, Texas 78729
(833) 444-3469
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its shares held by non-affiliates on that date was approximately $5,785,240,266. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 56,928,431 shares of the registrant's common stock outstanding as of January 31, 2022.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2022 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2021, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Forward-looking statements include all statements that are not historical facts and can be identified by terms such as "anticipates," "believes," "could," "seeks," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," "strategy," "future," "likely" or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management's beliefs and assumptions only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, including the COVID-19 pandemic and the associated efforts to limit the spread of the disease. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in this Annual Report on Form 10-K and those discussed in other documents we file and furnish with the SEC. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in the forward-looking statements, even if new information becomes available in the future.
Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking and lending solutions; an open technology platform, the Q2 Innovation Studio, that accelerates innovation by enabling a partnership ecosystem on the Q2 platform in which FinTechs and other digital solution providers can embed their offerings and customers can develop their own applications; and a comprehensive banking as a service, or BaaS, solution, which we re-branded as Helix in 2022, that enables innovative companies to incorporate banking directly into their products. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their brands, and integrate traditional and emerging financial services, ultimately enhancing End-User acquisition, engagement and retention and improving operational efficiencies and profitability.
We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 17 years ago Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans digital banking, lending, profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. As of December 31, 2021, we had more than 1,200 financial institution customers using one or more of our solutions, including 40% of the top 100 U.S. Banks, based on total assets. As of December 31, 2021, we had 448 installed digital banking platform customers, and those customers had approximately 19.2 million account holders registered on our digital banking platform. During 2021, End Users logged into our digital banking platform over 4 billion times and executed over $2.0 trillion in financial transactions. In addition, during 2021, our lending solutions were used to price approximately $4 trillion in commercial loans. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions and continue to generate a substantial majority of our revenue from sales of our digital banking platform, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.

The financial services industry is undergoing tremendous change, influenced by three major factors. First, financial institutions demand now, more than ever, to digitize their operations and offerings, and the COVID-19 pandemic has further accelerated this digital transformation. Second, the continued growth in the number of FinTechs and the innovation they bring to the market is increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. And third, major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their End Users place in them, driving deeper engagement with those End Users. These three forces are converging to create what we believe is a new frontier in financial services in which financial institutions, FinTechs and Brands will have new roles and interdependencies, and which will require new technology, new partners, and new business models. We believe that lasting value creation in financial services will be achieved by those companies that can support and enhance the convergence of these forces. In addition, we have built a broad set of solutions that we believe equips us to accelerate and optimize this convergence – from digitizing the entire bank, to facilitating partnerships among financial institutions and FinTechs, to enabling Brands to incorporate banking into their products and customer relationships.
We believe this new frontier creates an expanded market opportunity for our business, which we have been thoughtfully building towards for several years. We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, BaaS, digital account opening, account switching and data-driven sales enablement and portfolio management solutions among others. We have also introduced the Q2 Innovation Studio, an application-program-interface, or API, based and software-development-kit, or SDK, based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users. We believe our expanded solution offerings and the continued growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $13.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. On average, Q2 digital banking platform customers have historically grown contracted revenue by approximately 48% within 36 months of implementation. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' and their End Users' data.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us to capitalize on the new frontier in financial services.
We primarily sell our solutions through our direct sales organization and recognize the related revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as we add new customers, sell additional solutions to existing customers, grow the number of End Users on our solutions, and increase the number of transactions that End Users perform on our solutions. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our BaaS arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved significant growth since our inception, including the past three years. We had total revenues of $498.7 million, $402.8 million and $315.5 million in 2021, 2020 and 2019, respectively. We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, adding delivery and support resources aligned with our growth, developing and acquiring new solutions and enhancing our existing solutions and technical infrastructure. We incurred net losses of $112.7 million, $137.6 million and $70.9 million in 2021, 2020 and 2019, respectively. At each of December 31, 2021 and 2020, we had total assets of $1.4 billion.
Refer to "COVID-19 Pandemic" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks Related to Covid-19 Pandemic" included in Item 1A, "Risk Factors" for additional information on the impacts and risks of the COVID-19 Pandemic on us and the actions we have taken in response to the COVID-19 pandemic.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 10355 Pecan Park Boulevard, Austin, Texas 78729. Our telephone number is (833) 444-3469.
Industry Background
The financial services market is intensely competitive and rapidly changing. We believe a new frontier has emerged in which financial institutions and other financial services providers will have new roles and interdependencies and require new technology, partnerships, and business models to create differentiation and lasting value.
The ubiquity of mobile and tablet devices and the proliferation and adoption of new, innovative financial experiences offered by FinTechs and other financial services providers are dramatically changing the financial services market.
The ubiquity of mobile and tablet devices and End Users' increasing expectations for innovative digital services have driven increases in the number of financial services providers, greater fragmentation of the financial services market and a broadening set of new and innovative digital financial services. End Users, spanning retail, small business and commercial, expect to transact and engage digitally with financial services providers anytime, anywhere and on any device, and seamlessly across devices. Financial services providers similarly must be able to digitally manage End Users' financial experiences anytime, anywhere and on any device, with a focus towards improving operating efficiency and enhancing End-User acquisition, engagement and retention. FinTechs and major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their customers place in them, drive deeper engagement with those customers and generate additional revenue. These changes in the financial services market and in End-User and customer expectations create challenges and opportunities for financial institutions as well as other financial services providers. Financial institutions and other financial services providers are seeking to address these challenges and opportunities by providing a broadening set of new and innovative digital financial services, solutions and experiences which better align with the expectations of End Users' experience through digital channels.
Substantial investment over the past several years in FinTechs and the innovation they bring to the market are increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. FinTechs and other financial services providers are nimble, focused on innovation and are less constrained than financial institutions by legacy technology solutions, physical branch locations and regulation. By unbundling traditional banking services and delivering them through new, innovative and compelling experiences, FinTechs are making finance more accessible, engaging and easier for End Users. The innovative offerings of FinTechs are having an outsized impact on the financial services industry, creating substantial competitive pressure on financial institutions to offer similarly compelling financial experiences. Accordingly, financial institutions are increasingly seeking to incorporate best-in-class FinTech solutions into their offerings and operations.
FinTechs and other financial services providers, including Brands, face substantial regulatory hurdles and technology dependencies in incorporating banking into their solutions. The financial services offered by FinTechs and other financial services providers often leverage core banking functions, creating an interdependency between financial institutions and FinTechs and other financial services providers. Financial institutions of all sizes provide two fundamental banking functions among others - they hold NCUA-insured or FDIC-insured deposits and they transfer money. Providing these critical banking functions generally requires a federal or state banking charter, as well as specialized expertise and infrastructure, and subjects the provider to complex regulatory oversight by various authorities. As an example, electronic payment transactions in the United States, other than wire transfers, are conducted as automated clearinghouse, or ACH, transactions, which settle through the Federal Reserve System in most cases, and generally, only financial institutions can obtain the necessary master account with a Federal Reserve Bank to settle transactions. These laws and regulations have existed for decades, are extremely complex, constantly evolving, and require financial institutions to implement and maintain complex and costly operating policies, procedures and technical infrastructure to protect End Users, their deposits and their personal information. These regulatory constraints provide an incentive for FinTechs and other financial services providers, including Brands, to partner with financial institutions rather than making the significant investments in expertise and infrastructure necessary to obtain a banking charter and otherwise become regulatory-compliant.

The confluence of these challenges and opportunities faced by financial institutions and other financial services providers, including Brands, has created an environment in which cooperation, rather than competition, can be the optimal solution. To more deeply engage with their End Users, financial institutions are increasingly seeking to incorporate best-in-class FinTech experiences into their digital offerings, and other financial services providers are increasingly incorporating banking functionality into their offerings. This convergence of factors and interdependency between financial institutions and other financial service providers is creating what we believe is a new frontier in financial services in which financial institutions, FinTechs, and Brands will have new roles and interdependencies, and will require new technology, new partnerships and new business models.
Security is paramount for digital financial services
The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, the incidence of fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security protocols. In addition, safeguarding the funds and information of financial service providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated. Successfully securing the digital financial services of financial institutions, FinTechs and other financial services providers requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.
Digital financial services are highly regulated
Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers operations and, as a result, the business of their technology providers. The compliance of digital financial solutions with these regulatory requirements depends on a variety of factors, including functionality and design, the classification of the financial service provider and its services, and the manner in which the financial service provider and its End Users utilize the solutions. In order to ensure compliance with these laws, technology providers and financial service providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial service providers' and their End Users' information, and to undergo periodic audits and examinations. Maintaining such regulatory compliance becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
Digital financial services are complex and often have limitations
The ubiquity of mobile and tablet devices and continued proliferation of digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End-User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increase the difficulty of providing a consistent, intuitive and personalized End-User experience. Aging or increasingly complex solutions can create the following challenges for financial services providers:
•integrating applications and systems from multiple vendors may increase costs and time-to-market;
•managing relationships with multiple vendors can be time consuming and require a greater investment in business development and support resources;
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
•partnering between financial institutions and other financial services providers and innovating and delivering new solutions can be difficult and cost-prohibitive when integration with dated legacy infrastructure is required; and
•training End Users and internal personnel on the use of different point systems can be challenging, time-consuming and costly.

The use of multiple point solutions for digital financial services can require End Users to maintain different login credentials across digital channels and manage different systems. Additionally, the disjointed nature of the underlying workflows, data and terminology caused by the implementation of multiple solutions can lead to decreased End-User adoption, retention and satisfaction. End Users' adoption, retention and satisfaction can also be adversely impacted by the dated End User interfaces of older legacy systems.
The market for digital financial services is significant
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions and services now includes commercial banking, regulatory and compliance, digital lending, BaaS, digital account opening, account switching and data-driven sales enablement and portfolio management solutions. We have also introduced the Q2 Innovation Studio, an API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
As of December 31, 2021, we had more than 1,200 financial institution customers using one or more of our solutions, including 40% of the top 100 U.S. Banks, based on total assets. Our financial institution customers span from regional and community financial institutions, or RCFIs, to global enterprise banks, demonstrating that our portfolio of solutions gives us access to the full spectrum of financial institutions. We market our lending, fraud detection, risk assessment and compliance solutions to all federally-insured financial institutions on a standalone basis, or in combination with our digital banking platform. We market our digital banking platform primarily to RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs. We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2021, consisted of approximately 9,947 financial institutions with combined assets of $8.8 trillion, representing approximately 35% of the aggregate assets held by the 9,977 total federally-insured financial institutions. RCFIs remain critical to our mission of building stronger and more diverse communities by strengthening their financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.
The FinTech, Alt-FI and Brand markets consist of thousands of financial services providers globally seeking to provide End Users with new and innovative financial services, experiences and solutions. FinTechs and Alt-FIs have received substantial investment, estimated to be greater than $415 billion globally from 2008 through September 30, 2021, with $100 billion invested in the first nine months of 2021 alone, according to Deloitte's web-based Interactive Fintech Funding Report citing Venture Scanner source data. Our Q2 Innovation Studio offerings, which we market to financial institutions and FinTechs, allows our financial institution customers and other technology partners to integrate financial services to our digital banking platform, allowing financial institutions to quickly and efficiently incorporate the integrated solutions into their offerings and operations. We market our BaaS solutions, which we re-branded as Helix in February 2022, primarily to FinTechs and Brands wishing to incorporate banking into their innovative digital services. We also market our digital lending platform and discrete elements of our digital banking platform to FinTechs and Alt-FIs globally.
Based on our estimates of the number of target financial institutions for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking platform, including retail, small business and commercial banking, as well as digital account opening, account switching, risk management and Q2 Innovation Studio is greater than $7.0 billion. Based on our estimate of the number of target providers of digital lending services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, pricing and sales enablement modules, is greater than $4.0 billion. Based on our estimates of the number of target financial institutions and Brands for our Helix solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our Helix solutions is greater than $2.0 billion. In the aggregate, we believe that the worldwide market for our solutions is greater than $13.0 billion.

Our Solutions
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and End Users. We offer our solutions to financial institutions, FinTechs, Alt-FIs, and Brands wishing to incorporate banking into their customer strategies. Our integrated, end-to-end portfolio of solutions and services are designed to enable End Users and customers to engage with and manage financial experiences anytime, anywhere, and from any device, across all devices. We purpose-build our solutions to drive success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, and integrate traditional and emerging financial services, ultimately enhancing End-User acquisition, engagement and retention and improving operational efficiencies.
Key Solution Offerings
Our portfolio of digital solutions includes the following key offerings:
•Digital Banking Platform: Our end-to-end digital banking platform supports our financial institution customers in their delivery of unified digital banking services across digital channels. Our open digital banking platform now spans onboarding, banking and a vast set of integrations to third-party financial services across the retail, small business and commercial segments, and provides our financial institution customers with the tools, knowledge, and access necessary to: monitor and optimize End-User acquisition, engagement and retention; customize and extend the platform; and, improve operational efficiencies. We offer some of the solutions included in our digital banking platform on a standalone basis to financial institutions as well as Alt-FIs and Fintechs.
•Q2 Innovation Studio: Our API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
•Lending: Our end-to-end digital lending portfolio allows our financial institution, FinTech and Alt-FI customers to simplify the End-User experiences of borrowers, accelerate loan decisioning, and reduce operational inefficiencies through digitization and automation of the traditional loan application and underwriting process. Our lending portfolio also provides commercial relationship managers with actionable data-driven insights into an individual commercial End User's entire portfolio, assessing the overall portfolio and individual relationships, highlighting potential concerns and identifying opportunities, and ultimately helping the relationship manager to more effectively price, negotiate and close commercial loans.
•Helix: Our cloud-based, real-time core processing platform, which we formerly marketed as Q2 BaaS, combines the services and functionality necessary for FinTechs and innovative Brands to incorporate banking services into their digital offerings, allowing them to easily and efficiently incorporate highly personalized financial experiences within their digital offerings without having to independently meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services.
Key Benefits
Our solutions provide the following key benefits to our customers and their End Users:
•Enhanced and more frequent engagement with End Users: Our solutions provide our customers with a comprehensive view of End-User engagement and activity across devices and channels. The insights made possible by a comprehensive view enable an enhanced, personalized End-User experience, real-time risk and fraud assessment and other analytic features that improve the function and security of our solutions. The breadth of our solutions and quality of the End-User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities. In particular, we believe that engaging with commercial End Users, involves unique challenges, and by enabling commercial relationship managers with actionable data-driven insights into commercial End-User relationships, they can better serve their commercial End Users, and increase overall performance.

•Drive End-User loyalty: We believe our customers are able to drive End-User loyalty by increasing their level and quality of End-User engagement. Our customers are able to tailor our solutions by offering individually relevant functionality as well as branded, localized End-User experiences. Our digital banking platform and lending solutions provide our financial institution customers with a comprehensive view of operational and End-User activity across channels and devices allowing them to look for opportunities to improve End-User engagement and grow their End-User relationships with targeted offerings based on specific behavior. We believe this further strengthens End-User loyalty by enabling our customers to engage End Users through customized and End-User-friendly digital experiences.
•Vast and flexible integrations: Our highly flexible set of integration tools enables the rapid integration of third-party applications and data sources with our digital banking platform. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems and services. We currently maintain over 1,000 integrations to a broad variety of financial services technology partners.
•More effective marketing of products and services: Our customers' marketing of their new and existing products and services through our solutions can be frequent, timely, targeted and data-driven. The ease and availability of communications within digital channels also make it easier for End Users to find information about products and services. Our solutions also enable a simplified End-User experience, which can help improve sales of products and services.
•SaaS delivery model: We developed our solutions to be cloud-based. Our customers generally subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. While we host our digital banking platform for substantially all of our digital banking customers, our lending, Q2 Innovation Studio and Helix solutions are hosted with industry leading public cloud service providers. Our SaaS delivery model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.
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
•Real-time security: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our Q2 Sentinel product are able to identify and block suspected fraudulent activity in real-time at the application layer, based on machine-learning and behavioral analytics, and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach mitigates and more effectively manages the security risks in financial services and helps protect our customers' reputations.
•Intuitive design: We design and test the features and End-User experience of our solutions to be optimized for touch-based devices and then extend that design to other digital channels. This design process and our broad feature offerings enable our solutions to deliver a modern, unified End-User experience across digital channels.
•Delivery of robust digital financial services across multiple channels: Our solutions enable our customers to deliver robust and integrated digital financial services to their End Users who increasingly expect and appreciate the ability to manage their financial experiences anytime, anywhere and on any device. Through a single log-in and consistent workflow, End Users are able to seamlessly conduct consumer and commercial transactions across digital channels and devices.

Our Business Strengths
Since our inception, our mission has been to help financial institutions strengthen the markets they serve. We are highly committed to this mission, and support it by focusing on designing, developing and acquiring new, innovative digital banking and other financial services solutions to meet changing End-User expectations. We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers, including Brands, as they transform the ways in which they engage, either independently or in partnership, with End Users globally:
•Our purpose-built digital banking platform leads the RCFI digital banking market: We built our digital banking platform to address unique challenges that financial institutions face in providing digital banking services. Our digital banking platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our digital banking solutions enable our financial institution customers to provide a compelling, unified End-User experience to consumer and commercial End Users using a single login anywhere, anytime and on any device. We believe our deep domain experience as a leading provider of digital banking solutions positions us well to provide new, innovative digital banking and other financial services solutions to address the new frontier in financial services.
•We have acquired and developed solutions to better serve our financial institution customers and a broader set of global financial service providers including FinTechs, Alt-FIs and Brands: Over the past several years, we have expanded our portfolio to include offerings such as lending, Q2 Innovation Studio, Helix, digital account opening, account switching, risk management and data-driven sales enablement and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.
•Our open technology platform accelerates innovation and enables a new technology partnership ecosystem: We are leveraging the strength of our digital banking platform and broad customer base to open our platform and create opportunities for mutually beneficial partnerships among financial institutions and other financial services providers. To accomplish this, we have opened our digital banking platform via the Q2 Innovation Studio, which makes it easy for financial institutions and other financial services providers to integrate additional functionality into our platform. Financial institutions can deploy their own development resources to supplement or customize their digital offerings and FinTechs and other digital solution providers can integrate their services with the Q2 digital banking platform. Financial institutions can then choose to incorporate these integrated services into their offerings, creating a new technology partnership ecosystem where financial institutions, FinTechs and other digital solution providers can cooperate, generating new revenue opportunities and enhancing End User engagement.
•We believe Helix has an early mover advantage in serving the rapidly growing market of Brands incorporating banking into their digital offerings: We have been investing in our Helix offerings for several years, and today our Helix platform supports many FinTechs and innovative Brands, serving more than 11 million End Users. FinTechs and major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their customers place in them, driving deeper engagement with those customers all while generating additional revenue. We believe this opportunity to be in its early stages and given the maturity and adoption of our Helix solution to date and that our Helix solutions were one of the earliest of their type on the market, we believe we have a significant competitive advantage in capitalizing on this opportunity.
•We have a proven track record of providing digital solutions to financial services providers: Our founders and team have a track record of successfully delivering technology for financial services providers. We have deep domain expertise in financial services and community banking, which we utilize to develop and deliver our solutions and services to our customers. We have significant experience and the technical infrastructure to deliver solutions that are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' and their End Users' data.
•Our sales model is tailored to our different markets: The financial institution market is well defined and allows us to effectively focus our go-to-market strategy for our sales and marketing efforts. Utilizing the deep industry experience of our management and sales teams, we are able to leverage our relationships with leaders and influencers at many of our financial institution customers as valuable sources of reference and promotion. We have also developed actionable insights into our sales and marketing performance, enabling us to be efficient with our go-to-market investments. The markets for emerging financial services providers are relatively new, broad and continually evolving. As a result, we leverage our network of technology partners and insights from our experience with financial institution customers to effectively pursue these markets.

•We grow our customer relationships over time: Throughout customer relationships, we employ a structured strategy designed to inform, educate and enhance customer confidence and help our customers identify and implement additional solutions to acquire, engage and retain additional End Users.
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
•Established financial stability: We generated cash flow from operations for our most recent full-year and expect to show continued improvement in cash flows from operations in the normal course of business over the long-term. Given that some vendors we may compete with have not generated cash flow from operations, we believe our relative financial maturity is viewed as a strength by potential customers as they make their vendor selections. In addition, we feel that our position to generate cash flow from operations affords us with opportunities to invest and pursue our growth strategy, which may not be as easy for companies who are not generating cash flows from operations.
•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas, which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past eleven years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.
Our Growth Strategy
We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally and to capitalize on the new frontier in financial services. To accomplish this goal, we are pursuing the following growth strategies:
•Further penetrate our large market opportunity: We believe financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with financial experiences across a variety of digital channels. Over the past several years, in response to the increasing demand for innovative digital banking and other financial services, we have taken steps to expand our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of financial services providers and their End Users. We have also opened our digital banking platform via the Q2 Innovation Studio, which makes it easy for financial institutions and other digital solution providers to integrate additional functionality to our platform. We believe that our expanded portfolio of solutions addresses a broader set of customer needs, and over the past five years, we have seen the average number of products included in our new digital banking platform deals increase by over 40%. We intend to further penetrate our large market opportunity and increase our number of financial institution and other financial services provider customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.
•Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling them additional solutions. Our broad portfolio of solutions gives us access to decision makers across our customers' organizations. Specifically, we sell distinct solutions targeted for purchase by roles such as head of risk, lending, finance, operations, branding and technology. Additionally, the initial term of our digital banking platform customer agreements averages over five years. This breadth of our portfolio of solutions and the duration of our typical initial digital banking platform arrangement provides us with the ability to better understand our customers' businesses, build trust with them and offer them new ways to acquire, engage and retain End Users. In addition, our revenues from existing customers continue to grow as these customers increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. We believe our recent investments in digital lending, BaaS, digital account opening, account switching, the Q2 Innovation Studio and data-driven sales enablement and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users. Our financial institution customers grow their End User bases organically and through acquisitions of other financial institutions.

•Relentlessly innovate to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. We have rapidly grown through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans onboarding, banking and lending across the retail, small business and commercial segments. Our integrated, end-to-end collection of services and experiences now includes commercial banking, regulatory and compliance, digital lending, BaaS, digital account opening, account switching and data-driven sales enablement and portfolio management solutions. We have also introduced the Q2 Innovation Studio, an API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
•Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our acquisitions of Centrix, Social Money, Unbill, Cloud Lending, Gro, PrecisionLender and ClickSWITCH. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.
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
Digital Banking Platform
Our digital banking platform allows financial institutions to offer a comprehensive and unified suite of digital banking services to their End Users. Our open platform architecture, deep integration with other systems and the multi-tenant aspects of our infrastructure, enable us to develop digital banking solutions that allow our customers to harness the power of the information within their other systems to gain greater insights and to improve the overall security of their End Users and themselves. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs.
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
We provide the following digital banking platform solutions:

Solution	Features
Q2 Consumer Banking	• Browser-based digital banking solution
• Unified and robust financial experience across digital channels
• Comprehensive financial institution-branded digital banking capabilities such as account access, check balancing, funds transfers, bill pay, recurring payments processing, statement viewing and new products and service applications
• Management functionality such as End-User enrollment, password management, permissions, rights management, reports, integrated security as well as feature assignment for digital banking

Q2 Small Business and Commercial	• Business account opening, onboarding workflow solution supporting small businesses through corporate customers with new and existing commercial customer sales
• Full suite of commercial digital banking services to support small business through corporate customers inclusive of reporting, payment and data security services
• Digital banking support for single and batch ACH processing, payroll, state and federal tax payments and domestic and international wires
• Advanced digital banking solutions to deliver a flexible, efficient, and positive experience for all types of business users, from sole proprietors to enterprise-level account holders
• Allows business End Users to more efficiently manage and execute higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, End-User roles, date and time as well as geographic location
• Allows advanced reporting designed to help financial institutions deliver key business information to commercial End Users

Q2mobile Remote Deposit Capture	• Partnered solution that allows remote check deposit capture utilizing End Users' camera-ready mobile and tablet devices

Q2 Sentinel	• Real-time security analytics solution designed to help financial institutions detect and block suspect transactions
• Behavioral analytics and policy-based decision prompts for financial institution administrators
• Continuous learning of End-User behaviors while providing an analysis of transaction activity via easy-to-use case management tools supporting either the authorization or interruption of transactions

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
• Supplies session details in the End-User interface to better involve End Users in their own account safety
• Reporting for regulatory compliance and risk reduction

Q2 SMART	• Targeting and messaging platform that allows financial institutions to analyze End-User data utilizing machine learning and statistical analysis designed to identify opportunities to grow their End-User relationships with targeted offerings based on specific End-User behavior
• Multi-channel approach to identify traits across a broad range of End-User behavioral patterns to help financial institutions create new End-User campaigns, conversations and offers based on specific End-User behaviors
• Recommendation engine to determine which products an End User is most likely to adopt
• Summarizes End User behavioral data using clear and easily understood metrics, graphs and charts that are updated daily and presented through an intuitive End-User interface

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
• Enables financial institutions to better understand End Users' consumer financial data, analytics, and behaviors
• Allow End Users to view their personal data in a variety of ways, such as budgets, spending, net worth, debt, and trends

Q2 Goals	• Enables End Users to establish and save towards specific savings goals
• Allows End Users to easily track their progress and activity towards achieving their savings goals
• Provides financial institutions visibility into End Users' savings goals enabling them to assess additional opportunities to offer additional financial services to assist such End Users

Q2 CardSwap	• Allows financial institutions who issue debit or credit cards to enable End Users receiving newly issued cards to automatically change their payment information with existing subscription and digital point-of-sale services, which have previously been set up for payment with a different card
• Assists End Users with compromised card replacement

Q2 Gro	• Digital account opening and digital sales and marketing platform that drives customer acquisition growth across digital channels
• Enables financial institutions to make personalized recommendations and cross-sell banking products, such as deposit accounts and loans, to both retail and business End Users
• Combines advanced, multichannel account opening with targeted marketing capabilities as well as a shopping cart experience

Q2 Innovation Studio	• Consists of a portfolio of technologies that financial institutions can use to design, develop and distribute innovative products, services and features through our digital banking platform, including the: Customer Program; Partner Developer Program; Partner Accelerator; and, Q2 Partner Marketplace
• Customer Program: Utilizing Q2 Caliper SDK, financial institutions are provided with the tools, knowledge and access necessary to extend our digital banking platform by developing custom features and integrations through open APIs
• Partner Developer Program: Allows the same custom development as the Customer Program, but allowing financial institutions to partner with Q2-certified development partners introduced by Q2
• Partner Accelerator: Leveraging a growing ecosystem of third-party integrations of Fintech and other digital solutions to the Q2 digital banking platform, financial institutions can choose to partner with such providers by purchasing access to and rapidly deploying their integrated solutions
• Q2 Partner Marketplace: Online marketplace of pre-integrated third-party applications financial institutions can offer to their End Users and for which they can receive a revenue share from the End-User fees

Q2 Biller Direct	• Bill payment solution that aggregates End Users' bills and payments into a single view, enabling bill presentment, aggregation and bill pay functionality

ClickSWITCH	• Allows financial institutions, upon the direction of an End User, to switch the End User's direct deposits to the End User's account with the financial institution

Centrix Dispute Tracking System	• Electronic transaction dispute management solution
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
• Encompasses check positive pay with payee match, ACH positive pay and full account reconciliation
Lending Solutions
PrecisionLender Solutions
Our PrecisionLender platform is a cloud-based, data-driven sales enablement, pricing and portfolio management solution that allows financial institutions globally to structure and negotiate commercial lending, deposits and fee-based business transactions more effectively. During the negotiation process, the PrecisionLender platform analyzes a financial institution's entire commercial portfolio, and individual relationships, in addition to other external market information, to assess the performance of the portfolio and relationships. Based on such analysis, PrecisionLender provides commercial bankers with actionable insights by highlighting potential concerns and identifying potential opportunities, ultimately allowing them to more efficiently and effectively price, negotiate and close commercial loans, secure deposits and process treasury services. The PrecisionLender platform user experience is enhanced by Andi®, a digital enterprise coach powered by machine learning and one of the industry's largest commercial banking data sets. The PrecisionLender platform includes the following distinct solutions:

Solution	Features
PrecisionLender Platform	• Cloud-based loan pricing and negotiation functionality that provides commercial and small business relationship managers with actionable insights based on analysis of their commercial and small business account holder portfolios to efficiently and effectively price and structure commercial loans, deposits and other fee-based banking services

Data Studio	• Managed and configured data environment that provides in depth analysis and reporting of a financial institution's commercial and small business account portfolios, enabling commercial and small business managers to assess performance trends as well as identify cross-sales and other opportunities for improvement

Andi®	• Configurable digital enterprise coach powered by machine learning which accompanies the relationship manager throughout the commercial and small business loan structuring, negotiating and pricing process, making recommendations along the way leveraging the real-time analysis being performed by the PrecisionLender Platform and one of the industry's largest commercial banking data sets
Cloud Lending Solutions
Our Q2 Cloud Lending, or CL, digital lending platform is a cloud-based, end-to-end lending solution that allows financial institutions, FinTechs and Alt-FIs to automate and digitize their lending activities, supporting digital lending applications, scoring, underwriting, servicing and collections for multiple assets classes. The CL digital lending platform allows financial institutions, FinTechs and Alt-FIs to originate and service a wide range of loan types including online, consumer, commercial, small business and marketplace, or peer-to-peer. The CL digital lending platform utilizes the Force.com platform and includes the following distinct solutions, which financial institutions, FinTechs and Alt-FIs can use as a complete package or individually to supplement existing operations:

Solution	Features
Q2 CL Portal	• Configurable front-end portal that provides a differentiated borrowing experience for consumer, commercial and small business loans for borrowers, investors and stakeholders

Q2 CL Originate	• Customer-centric, agile loan origination and underwriting solution
• Designed to meet the needs of consumer, commercial, small business, marketplace, or peer-to-peer, and lending
• Manages the entire origination and underwriting process including loan file management, workflows, auto-decisioning, parties management, credit memo, credit analysis, approvals and covenants

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

Q2 Innovation Studio
In 2021 we introduced the Q2 Innovation Studio, a portfolio of technologies and programs that financial institution customers, FinTechs and other digital solutions providers can leverage to design, develop, and distribute innovative products, services, features, and integrations through Q2's digital banking platform. Q2 Innovation Studio includes an API-based and SDK-based open technology platform that allows our financial institution customers, FinTechs and other digital solution providers to develop unique extensions of and integrations to our digital banking platform. Financial institution customers wishing to customize or supplement our digital banking platform solutions may subscribe to the Q2 Innovation Studio and deploy their own development resources, or utilize certified partners, to develop customized services or unique integrations, allowing them to innovate more quickly and to differentiate their brands leveraging our secure digital banking platform. Additionally, FinTechs and other digital solution providers can use the Q2 Innovation Studio to develop integrations of their financial services offerings to our digital banking platform, allowing our broad set of digital banking platform customers to select from a substantial and growing catalogue of pre-integrated technology partners to quickly and easily deploy the latest financial and other services solutions expected by End Users. Q2 Innovation Studio can significantly reduce the time and cost it takes to bring new offerings to market and create new opportunities for customer and End User engagement and retention. We believe Q2 Innovation Studio facilitates a mutually beneficial ecosystem of financial institutions, FinTechs and other digital solution providers, allowing them to partner, generate new revenue opportunities, and enhance End User engagement in the new frontier of financial services.
Helix
Helix, which we formerly marketed as Q2 BaaS, allows FinTechs and innovative Brands to incorporate banking services into their digital offerings, allowing them to easily and efficiently incorporate highly personalized financial experiences within their digital offerings and meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services. Helix combines a cloud-based, real-time core processing platform with the services necessary to support it, including integrated issuer processing, identity verification technologies and the banking services of one of Q2's financial institution partners. These financial institution partners provide the highly-regulated banking services which FinTechs and Brands cannot provide on their own without a bank charter, including issuing accounts and cards, holding and insuring deposits and moving money on the FinTech's or Brand's behalf.
Implementation Services, Professional Services and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation services, professional services, advisory services and customer support, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers ensuring the rapid deployment and effective utilization of our solutions. We offer customized professional services to assist our customers with their efforts to extend our offerings and differentiate their brands. In certain cases, we establish more tailored, premium professional services engagements, or Premier Services, with select customers resulting in a deeper and ongoing level of engagement with them. Under certain circumstances for our digital lending solutions, we also partner with third-party professional system integrators to support our customers in the installation and configuration process. These implementation teams develop and execute a coordinated implementation plan for our customers centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production.
Our customer support personnel serve the comprehensive support-related needs of our customers. Due to the highly-regulated and complex nature of the financial services industry, our implementation and customer support teams, including any third-party professional system integrators with which we partner, must be knowledgeable about our solutions and the regulatory environment in which our customers are required to operate.
Partner Offerings
In addition to our Q2 Innovation Studio offerings, our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with our proprietary, highly flexible set of integration tools, allows us to build rapid integrations with our customers' internal and third-party systems to support End-User activities and customer processes. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users.

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
Our marketing team complements our sales organization through integrated programs for demand creation, pipeline acceleration, customer expansion and brand advocacy. While the financial institution market is well-defined due to the regulatory classification of financial institutions, the markets for FinTechs and other financial services providers are broader and more difficult to define due to the changing number of providers in each market. We focus our marketing efforts on sponsorships, highly-targeted tradeshows, publications, digital newsletters, digital advertising, account-based marketing, as well as referral agreements with strategic industry partners. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in End-User behavior and digital activities. Our marketing programs primarily target digital transformation, technology, finance, operations and marketing executives as well as senior business leaders.
Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers secure, cloud-based digital solutions that transform the ways in which financial institutions, FinTechs and other financial service providers engage with End Users. We allocate significant resources to developing and improving our solutions to meet our customers' evolving needs. We monitor and test our solutions regularly, and we maintain a disciplined release process to enhance our existing solutions and introduce new capabilities without interrupting service delivery. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements. Our platform approach supports rapid development and deployment of new features to address evolving market needs. We also enable customers to address their market-specific needs via our extension and integration frameworks, which is a key aspect of our technology strategy.
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
We serve our digital banking platform customers from a distributed cloud which combines multiple public cloud vendors and a private cloud consisting of active-active American National Standards Institute Tier 4 datacenters managed by a leading co-location partner. Our digital lending and Helix solutions are hosted by cloud-based hosting services. All of our hosting environments are under a single security posture and compliance stance, allowing us to integrate the various solutions together into a seamless End-User experience, minimizing the impact and relevance of any one component on our combined distributed cloud hosting environment. This configuration provides us with a flexible foundation to support our innovation, allowing us to position services on a piecemeal basis to maximize their performance, scale, cost, resiliency and security.
We utilize prevailing industry configurations to minimize service interruptions, and regularly consider and implement improvements to enhance the resiliency of our services, including our recent improvements to actively distribute services across both data centers. As a result of these improvements, our network infrastructure is fully redundant within each of our data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our digital banking platform customers.
Our digital banking platform has had average uptime in excess of 99.9% since January 2013. We actively monitor our infrastructure 24x7 for any sign of vulnerability, and we seek to take preemptive action to minimize and prevent downtime. Our hosting environments employ advanced measures to ensure integrity and security, from layers of zero-trust network access, design-to-fail architecture, anomaly behavior detection of technical assets, to privileged credential access control. We also use strong endpoint hardening and monitoring to mitigate risk posed by the devices used by our globally distributed workforce.

All End Users of our solutions are authenticated, authorized and validated before they can access our solutions. End Users must have, at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model allows different groups of End Users to have different levels of access to our solutions. Our code is security reviewed multiple times before being deployed into production, our solutions' vulnerability is tested using internal tools prior to release, and an independent third party performs penetration and vulnerability tests on our solutions periodically.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2021, we had nine U.S. patent applications pending and eight issued U.S. patents, with expiration dates ranging from October 2027 to January 2038. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
Our Competition
The market for digital solutions for financial services providers is highly competitive. We believe that the comprehensive integration among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support, and our unified cloud-based digital banking, digital lending, Q2 Innovation Studio and Helix solutions distinguish us from the competition.
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have a number of point solution competitors, including NCR Corporation, or NCR, Alkami Technology, Inc. and Temenos AG in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation. With respect to our Q2 Innovation Studio, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries.
Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development in terms of absolute dollars.
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
We believe the principal competitive factors for why customers choose our solutions in the financial services markets we serve include the following:
•alignment with the missions of our customers;
•ability to provide a single platform for consumer and commercial End Users;
•ability to provide a comprehensive portfolio of products of integrated end-to-end solutions for both account holders and borrowers;
•full-feature functionality across digital channels;
•ability to integrate targeted offers for End Users across digital channels;
•ability to support financial institutions in acquiring deposits with open API technologies;

•SaaS delivery and pricing model;
•ability to support both internal and external developers to quickly integrate with third-party applications and systems utilizing an SDK;
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
•rate of development, deployment and enhancement of solutions; and
•ability to collect and utilize data generated by our solutions to deliver insights to our customers.
We believe that we compete favorably with respect to these factors within the financial institution and other financial services providers markets we serve, but we expect competition to continue and increase as existing competitors continue to evolve their offerings and as new companies enter our market. To remain competitive, we believe we must continue to invest in research and development, sales and marketing, customer support and our business operations generally.
People
As of December 31, 2021, we had 2,028 employees, of which 2,024 are full time employees, 1,691 of which were employed in the United States, and 337 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
At Q2, we view our people and culture as our greatest asset. For more than 17 years, Q2 has been recognized and defined by our mission-driven culture. Our mission is to build stronger and more diverse communities by strengthening their financial institutions. Our people are paramount to our success, and we have always operated with a set of principles to help guide us in how we treat one another, run our business and serve our customers, partners and communities. To ensure our continued success, we endeavor to nurture our mission-driven culture by how we grow our teams, define our goals and reward our employees. Our current programs focus on the following key human capital measures and objectives:
Diversity, Equity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. We are building diversity, equity and inclusion, or DEI, into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their best. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2021 reflected the following:

	Women	Non-White (1)
Overall	35%	27%
Director-level employees and above	25%	18%
___________________________________________________________________________
(1)Excludes the impact of our Bangalore, India operations.
Our DEI efforts highlight:
•promoting an equal opportunity work environment that enables employees to feel safe to express their ideas and perspectives and where they feel they belong;
•building communities within Q2 through employee resource groups, or ERGs, which serve as networks and provide professional development opportunities;

•educating employees and leaders to recognize where bias exists and building practices to combat its impact;
•recruiting, developing and retaining diverse top talent; and
•reinforcing our commitment by supporting external community-based DEI-focused causes and organizations.
In fiscal 2021, our DEI initiatives included:
•hiring our inaugural DEI senior strategist who has been tasked holistically with driving our DEI journey, including developing, delivering and operating frameworks, processes and procedures designed to benefit current and future Q2 team members;
•initiating equity audits, by department, to identify and address potential inequities that are inconsistent with our DEI philosophy and goals, including audits focused on our hiring practices, resource onboarding and vendor selection, among others;
•launching a new leadership training institute targeting our executive leadership team with enhanced DEI focus;
•achieving global pay equity for our female employees;
•publishing our first environmental, social and governance, or ESG, report, which included new disclosure on our DEI progress and initiatives;
•forming our first formal ERGs, focused on underrepresented groups: Black Q2, Women at Q2, and Q2 Pride (LGBTQIA+); and
•enhancing communications to internal and external stakeholders of our DEI commitment, efforts and progress.
We continue to evolve our practices and operating procedures, looking for new ways to identify and eliminate bias and inequities within our organization, including enhanced employee feedback and data collection to supplement our understanding and support of our teams. More than 25% of Q2's team members participated in our inaugural ERG sessions in 2021 and, based on this success, we plan to add additional ERG focus areas in 2022 to create additional connection points for the wide variety of communities within the global Q2 team.
We are also focusing our charitable efforts on new causes with DEI-focused philanthropies, providing opportunities for our team members to learn as well as give back. During 2021, we were fortunate to bring awareness to a variety of important community programs supporting a range of needs, including The Trevor Project which operates the world's largest suicide prevention and crisis intervention organization for LGBTQ youth, and Homes for our Troops, which builds homes for U.S. veterans in need. Our charitable efforts also focus on causes outside of the U.S., including India-based Srishti Special Academy, which provides special education and training to improve invaluable life skills for those challenged with developmental disabilities.
Employee Engagement and Culture
Since our inception, our culture has been rooted in our mission to build stronger and more diverse communities by strengthening the financial institutions that serve them. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with our customers and employees. Our culture is demonstrated and shared through our employee traditions and customs and daily engagements among our employees and with our customers. We continue to refine our employee engagement programs to meet the continued and changing needs of our Q2 team members, including to accommodate a far greater number of remote employees and new hybrid working styles. We offer a range of learning and social opportunities from hosted cooking lessons, exercise programs, book clubs, games and music concerts for frequent, varied ways to engage with our employees.
We live our essential mission of supporting communities through active community support with volunteerism and financial support. We partner with local non-profits that align to our employees' passions with hands-on and virtual volunteering, providing care and impact to communities across the globe. Additionally, we use technology and online tools, such as YourCause, to help promote volunteer opportunities for individual employees and teams. We reward our employees for their service with donation dollars to share back with non-profits of their choice. As an example, in 2021 we launched "Spark: Igniting a Community of Philanthropists" to focus our team members' passion to support non-profits, increase awareness of volunteerism and generate financial support for employee causes. In 2021, despite limitations on our ability to sponsor in-person involvement due to the COVID-19 pandemic, our team members reported more than 4,000 hours of community service to nearly 150 different causes, and our team members gave more than $275,000 in donations to causes of their choice, which

Q2 was able to amplify by giving more than $965,000 in corporate donations and sponsorships, including in part through matching employee contributions.
Understanding how our team members are doing is more critical than ever. We are committed to our annual company-wide engagement surveys and thoroughly analyze the results from those, including through the use of third-party analytics, to ensure we hear our employees and understand their input and feedback. Additionally, we conduct pulse surveys at least quarterly to supplement our annual engagement surveys and obtain the latest information and feedback from employees, which helps us more promptly enhance employee programs and benefits. Our leadership team routinely considers the feedback from our employee engagement surveys, both positive and constructive, and focuses on making employee-suggested changes to become an even better place to work.
Q2 has been an honoree of Austin American-Statesman's "Top Places to Work" for 11 consecutive years and has also been similarly recognized with "Best Places to Work" accolades in our other locations, including Lincoln, Nebraska, Minneapolis, Minnesota and Charlotte, North Carolina, based upon our employees satisfaction ratings. In 2021, Q2 was also awarded a place on the "Top Places to Work USA," based on our employee survey responses across the country.
Our culture is visible across our organization and highlighted through a host of initiatives, programs and committees including the following:
•our portfolio of company-wide events and forums that foster connections to the organization and one another;
•our employee volunteer committees focused on culture, wellness, and charitable causes that help create opportunities for employees to support causes to make a difference in the workplace and local communities;
•our workspaces and virtual workspace resources that reinforce our mission and guiding principles and promote a collaborative, high-energy work environment that helps facilitate team-based problem solving and cross-departmental learning; and
•our evolving new-hire employee orientations that help new employees learn about our business, culture, mission and values and be positioned for successful performance in their new roles.
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
Through our sponsorship of Q2 Stadium and our partnership with Austin FC, Austin's major league soccer team, we are also able to extend Q2's philanthropic footprint, through volunteering and fundraising events, and offer meaningful team-building experiences, including:
•support of three central Texas nonprofits targeting underserved communities;
•entrepreneurial sponsorships providing funding to minority-owned startups;
•our 2021 Dodgeball tournament for the Juvenile Diabetes Research Foundation, held at Q2 Stadium, that raised $81,000;
•sponsoring and volunteering for Austin's largest blood drive on record, hosted at Q2 Stadium; and
•providing Austin FC game day experiences for over 400 of our employees and a variety of customers and non-profit partners.
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 careers. Once employees are onboarded, we then look at the ways in which their skills and careers can further develop at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses through on-demand as well as facilitated learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. We believe leading our employees is one of the greatest acts of trust we can show to our managers, and accordingly all managers go through training to enable them to effectively perform as leaders. We offer leadership development resources and programs for all leaders at all experience levels, have created leadership competencies based on our guiding principles to help frame our leadership development programs and continue to build tools to continually advance leaders' capabilities to develop and scale their teams. Globally, we are invested in higher education through internship programs that target colleges and universities. In 2021, our 10-week U.S. summer college intern program hosted its largest class yet with 39 students working both remotely and on Q2 campuses across nearly every function for on-the-job learning opportunities alongside targeted curriculum to create an immersive learning experience.
We offer learning experiences in a variety of formats. We offer role-specific training, ongoing professional skills development and we collaborate with other learning partners to create a wide portfolio of learning resources. Q2 continues to be a presenting sponsor of the annual Texas Conference for Women that allows more than 50 of our leadership nominated employees to participate in the virtual conference. We were also a founding sponsor of the Austin-based African American Leadership Institute and are proud to continue our sponsorship into 2022.
Talent Acquisition
We work diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with world-class universities, including historically black colleges and universities, or HBCUs, professional associations and industry groups to proactively attract talent. We have a strong employee value proposition that leverages our unique mission-driven culture, collaborative working environment, competitive pay structures and exciting growth opportunities to attract talent. We are proud that for fiscal 2021 over 20% of our requisitions were filled internally, utilizing our strong internal talent pipeline as well as building the external talent pipeline needed to support our growth. We leverage multiple resources specifically targeting diverse candidates in our recruiting pipeline, and we are making investments to help us reduce or mitigate any unconscious bias that exists in the recruiting process. We continue to focus on talent development to broaden and enable our recruiting and leadership teams to advise and deploy even more inclusive recruitment practices.
Compensation and Benefits
Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a fast paced, highly-competitive, and technologically-challenging environment, commensurate with their roles and contributions. For our Director-level and above employees, as well as all of our sales and implementations personnel, we seek to do this by linking annual changes in compensation to overall Company performance, and where applicable, each individual's contribution to the results achieved. The emphasis on overall Company performance is intended to align such employees' financial interests with the interests of our stockholders, particularly as it relates to our long-term incentive plans. Commencing with our 2022 compensation year, for non-commission employees below the Director level whose roles and contributions are less able to influence the corporate performance measures we typically use to incentivize our more senior employees, we instead allocate what would be their at-market, target bonus percentage to guaranteed amounts, payable ratably over the year, while still factoring company and individual performance into their future advancement and other aspects of their compensation. We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging global benefits offered are: 401(k) retirement plan and pension plans, including employer contributions; medical insurance, prescription drug benefits, dental insurance, vision insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, legal insurance and pet insurance.
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

Government Regulation
As a technology service provider to financial institutions, FinTechs and Alt-FIs in the United States, we are not required to be chartered by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise our customers and other providers of financial services in the United States.
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
•third-party risk management regulations;
•the Guidance on Outsourcing Technology Services promulgated by the FFIEC; and
•other federal, state and international laws and regulations.
We are subject to periodic examination by regulators under the authority of the FFIEC under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As an independent technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, IT audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The regulators that make up the FFIEC have broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions customers may request an executive summary of the examination through their lead examination agency.
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

Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access and transmit certain types of data, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, GLBA, CCPA, CPRA and GDPR, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain of these laws may, in some circumstances, require us to notify affected individuals of security and privacy breaches of computer databases that contain their personal information. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.
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
•security and privacy breaches and defects or errors in our solutions;
•failures associated with payment transactions;
•customer training and customer support;
•evolving technological requirements and enhancements and additions to our solution offerings;
•our sales and marketing capabilities, including partner relationships and the length, cost and unpredictability of our sales cycle;
•dependency on our management team and other key employees and recruiting and retaining talent;

•labor shortages, turnover, and labor cost increases;
•international operations;
•mergers and acquisitions;
•our convertible debt obligations and our ability to secure sufficient additional financing;
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
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic, these measures have not fully mitigated, and may not in the future fully mitigate, the impact of the COVID-19 pandemic on our business, financial condition and results of operations. During 2020 and into 2021 we experienced delays in certain purchasing decisions and implementations by our customers and prospective customers due to the COVID-19 pandemic, resulting in negative impacts on our bookings, revenues, gross margins and cash flows from operations. However, during the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, and we believe that for 2022 the sales environment and the timing of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021, though our revenues for 2022 will continue to reflect the negative impacts from these prior periods. The extent to which the COVID-19 pandemic may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including:
•the duration and scope of the COVID-19 pandemic, including the impacts and timing of future variants such as the Omicron variant;

•governmental actions taken in response to the COVID-19 pandemic that restrict or disrupt global economic activity, including restrictions imposed on the operation of our business in our U.S. and international locations;
•business failures, reductions in information technology spending, late or missed payments, or delays in purchasing decisions by our customers and our prospective customers and the resulting impact on demand for our solutions, or our ability to add new customers and retain existing customers;
•our ability to continue to effectively market, sell and support our solutions through disruptions to our operations, the operations of our customers and partners and the communities in which our and their employees are located, including disruptions resulting from the spread of the virus, quarantines, office closures, reallocation of internal resources and transitions to remote working arrangements; and
•our ability to develop new solutions, enhance our existing solutions and acquire new solutions in this uncertain business environment.
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic also could cause, contribute to, or increase the likelihood of the risks and uncertainties identified elsewhere in this Annual Report on Form 10-K, any of which could materially adversely affect our business, results of operations and financial condition.
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
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $315.5 million for the twelve months ended December 31, 2019 to $402.8 million for the twelve months ended December 31, 2020 and $498.7 million for the twelve months ended December 31, 2021. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
Events, such as the impacts of the COVID-19 pandemic, affecting our customers' businesses have and may continue to occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. During 2020 and into 2021 we experienced delays in certain purchasing decisions and implementations by our customers and prospective customers due to the COVID-19 pandemic, resulting in negative impacts on our bookings, revenues, gross margins and cash flows from operations. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services has been dramatically changing, and we do not know whether financial institutions and other financial services providers will adopt or continue to adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. Many financial service providers have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. For financial service providers, switching from one provider of solutions (or from an internally developed legacy system) to a new provider is a significant endeavor. Many potential customers believe switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). Furthermore, some financial institutions may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which would harm our operating results. We attempt to overcome these concerns through value enhancing strategies such as a flexible integration process, continued investment in the enhanced functionality and features of our solutions, and investing in new innovative solutions. If financial service providers are unwilling to transition from their current systems, the demand for our solutions and related services could decline and adversely affect our business, operating results and financial condition.
Our future success also depends on our ability to sell new solutions and enhanced solutions to our current and new customers. As we create new solutions and enhance our existing solutions to support new customer types, technologies and devices, these solutions and related services may not be attractive to customers. If the market for our solutions does not continue to evolve in the manner in which we believe it will or if our new solutions, in particular our Q2 Innovation Studio and Helix offerings, are not adopted by our current and prospective customers, our future business prospects may be negatively impacted. In addition, promoting and selling these new and enhanced solutions may require increasingly costly sales and marketing efforts, and if customers choose not to adopt these solutions, our business could suffer.
We derive substantially all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
A significant portion of our revenues is derived from financial institutions. Financial institutions have experienced significant pressure in recent years due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns many financial institutions fail. Failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities such as financial institutions that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition. In addition, any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers are concentrated or particular segments of customers on which we focus may cause our customers to reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors and core processing vendors, as well as systems internally developed by financial services providers. With respect to our digital banking platform, we have a number of point solution competitors, including NCR Corporation, or NCR, Alkami Technology, Inc. and Temenos AG in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending platform, we compete against a number of point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation. With respect to our Q2 Innovation Studio solutions, due to the vast number of potential use cases and customer segments, the list of potential competitors is extremely broad and varied, but includes companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.

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
The functionality of our solutions depends on our ability to integrate with other third-party systems and services used by our customers, including core processing software and, in the case of our Helix solutions, banking services. Certain providers of these third-party systems or services also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations.
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
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or
•establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services.
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
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also may have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security and privacy events that impact the integrity, availability or privacy of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security and privacy breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solution to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies or procedures, or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
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
Federal, state and other regulations may require us to notify customers and their End Users of data security incidents involving certain types of personal data. Security and privacy compromises experienced by our competitors, by our customers or by us may lead to public disclosures and widespread negative publicity. Any security and privacy compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

In addition, some of our customers contractually require notification of any data security and privacy compromise and include representations and warranties that our solutions comply with certain regulations related to data security and privacy. Although our customer agreements typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy of or denial of coverage under our insurance policies, litigation to pursue claims under our policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.
Defects or errors in our solutions, including failures associated with payment transactions, could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.
Our solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new versions are released. The volume and dollar amount of payment transactions that we, our customers and our third-party partners process is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions or the solutions of our third-party partners. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
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
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our lending solutions, Helix solutions and a certain portion of our digital banking platform solutions are hosted by cloud-based providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. As a result of increased online banking activity due to the COVID-19 pandemic, including periodic significant increases in logins by End Users seeking to check their accounts for receipt of government stimulus funds, financial institutions and their online banking service providers have experienced periods of unprecedented user login activity, at times, resulting in delayed access to online banking for many financial institutions, including many of our customers. As a result of these delays, we have taken steps and made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based services, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.

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
We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our digital lending solution customers encounter problems with it, we may be required to replace Force.com with another platform, which would be difficult and costly.
Certain of our digital lending solutions run on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges to our customers. Salesforce.com may discontinue or modify Force.com or increase its fees or modify its pricing incentives for our customers. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from certain of our digital lending solutions until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our customers and we may be subject to breach of contract or other claims from our customers.
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, certain of our digital lending solutions will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform or its operations generally, they will reflect poorly on us and the adoption and renewal of certain of our digital lending solutions and our business may be harmed.
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

Because competition for employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our operations and future growth.
Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Competition for software development and engineering personnel is intense. The COVID-19 pandemic and related macroeconomic factors have resulted in inflation and have impacted many industries with increased employee resignations and turnover, labor shortages, aggressive competition for talent, wage inflation and pressure to improve employee benefits and compensation to remain competitive. Since mid-2021, we have experienced increased employee turnover, delays in hiring suitable replacement candidates and increased costs to hire new employees. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options or vest in outstanding restricted stock units and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to customers located outside of the U.S., our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, and the United Kingdom. We also may expand our international operations in the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our digital banking platform customer agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. For example, the decreases in sales resulting from the economic effects of the COVID-19 pandemic we experienced in 2021 will have a larger impact on our financial results for 2022 than in 2021. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period.
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

We may experience quarterly fluctuations in our operating results or key operating measures due to a number of factors, which makes our future results difficult to predict and could cause our operating results or key operating measures to fall below expectations or our guidance.
Our quarterly operating results and key operating measures have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results or key operating measures on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. In addition to the other risks described in this report, factors that may affect our quarterly operating results or key operating measures include the following:
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
•changes in tax rules or the impact of new accounting pronouncements;
•general economic conditions that may adversely affect our customers' ability or willingness to purchase solutions, delay a prospective customer's purchasing decision, reduce our revenues from customers or affect renewal rates;
•public health emergencies and their effect on the operations of us, our customers, our third-party providers and on the overall economy;
•unexpected expenses such as those related to non-recurring corporate transactions, litigation or other disputes;
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $112.7 million, $137.6 million and $70.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $493.9 million. These losses and accumulated deficit reflect the substantial investments we have made to develop our solutions and acquire customers. As we seek to continue to grow our number of customers, including through acquisitions, we expect to incur significant sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to make other significant expenditures to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of End Users on our solutions, the frequency and volume of their use of our solutions and the level of customer support services required by our customers. For example, our services offerings typically have a much higher cost of revenues than subscriptions to our solutions, so any increase in sales of services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and operating results. If we are unable to increase the number of End Users and the number of transactions they perform on our solutions, the number of End Users on our solutions or the number of transactions they perform decreases, the types of customers that purchase our solutions changes, or the mix of solutions purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.

The market data and forecasts included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market size, growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted size or growth proves accurate, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.
We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2021, we had approximately $633.8 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026; loss carryforwards arising for 2018 and later do not expire. In addition, Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings and may have undergone an ownership change as a result of our initial public offering in March 2014, or our registered common stock offerings in March 2015, September 2015, June 2019, May 2020, or in connection with shares of our common stock issued in connection with our November 2020 convertible debt exchange, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions was approximately $1.2 million as of December 31, 2021. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future, and our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
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
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers, End Users and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and End Users and prospective customers and End Users), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security and privacy breach could result in significant costs.
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
As of December 31, 2021, we had nine U.S. patent applications pending and eight issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
As of December 31, 2021, we had an aggregate of 56,928,431 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 22,616,070 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Since our initial public offering, from time to time we have conducted registered offerings of our common stock. Additionally, in February 2018, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2023, or the 2023 Notes. In June 2019, we issued $316.3 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes. In November 2020, we entered into a privately negotiated exchange and/or subscription agreements with certain new investors and certain holders of our existing 2023 Notes to exchange $181.9 million of our 2023 Notes for $210.7 million of our 0.125% Convertible Senior Notes due 2025, or the 2025 Notes, and to issue $139.3 million of incremental 2025 Notes to new investors, resulting in the issuance of an aggregate of $350.0 million principal amount of 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes issued in connection with the offering of the 2023 Notes, 2025 Notes, 2026 Notes and exercise of our warrants issued in connection with the 2023 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
Our stock price has been and may continue to be highly volatile.
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. Additional factors affecting the trading price of our common stock include:
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

Accounting standards in the future will result in changes to the current ASC 470-20 accounting model. The FASB issued an accounting standards update that eliminates the liability and equity component separation model for convertible debt instruments with a cash conversion feature. Among other potential impacts, this change is expected to reduce non-cash interest expense and result in a reclassification of certain balance sheet amounts from stockholders' equity to liabilities as it relates to the Notes.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases approximately 129,000 square feet of office space with lease terms of approximately ten years, with the options to extend the leases on the second building. We also maintain office space in U.S. cities located in Nebraska, Iowa, North Carolina, California, Texas and Minnesota. Internationally we maintain offices in India, Australia, and the United Kingdom. We believe our current facilities will be adequate for our needs for the foreseeable future.
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
As of December 31, 2021, we had 22 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Use of Proceeds From Registered Securities
On May 15, 2020, we completed a registered public offering of 4,735,294 shares of our common stock at a price of $76.50 per share, before underwriting discounts and commissions. We sold 4,235,294 of such shares and existing stockholders sold 500,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering. The May 2020 common stock offering was made pursuant to an automatically effective shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (the "SEC") on June 4, 2019 (File No. 333-231947), as amended on May 11, 2020. There have been no material changes in the planned use of proceeds from our May 2020 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 13, 2020. With a portion of the proceeds from this offering, we used $51.2 million to repurchase a portion of our 2023 Notes and unwind associated bond hedge and warrant transactions, and we completed the acquisition of ClickSWITCH for $65.5 million in cash (which included a hold-back of $1.0 million).
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P 1500 Application Software Index. This graph assumes the investment of $100 on December 31, 2016 in our common stock, the S&P 1500 Application Software Index and the Russell 2000 Index, and assumes the reinvestment of dividends, if any. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$500
$400
$300
$200
$100
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Q2 Holdings, Inc.
Russell 2000 Index
S&P 1500 Application Software Index

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking, lending solutions; an open technology platform, the Q2 Innovation Studio, that accelerates innovation by enabling a partnership ecosystem on the Q2 platform in which FinTechs and other digital solution providers can embed their offerings and customers can develop their own applications; and a comprehensive banking as a service, or BaaS, solution, which we re-branded as Helix in 2022, that enables innovative companies to incorporate banking directly into their products. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their brands, and integrate traditional and emerging financial services, ultimately enhancing End-User acquisition, engagement and retention and improving operational efficiencies and profitability.
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
We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 17 years ago Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans digital banking, lending, profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.
The financial services industry is undergoing tremendous change, influenced by three major factors. First, financial institutions demand now, more than ever, to digitize their operations and offerings, and the COVID-19 pandemic has further accelerated this digital transformation. Second, the continued growth in the number of FinTechs and the innovation they bring to the market is increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. And third, major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their End Users place in them, driving deeper engagement with those End Users. These three forces are converging to create what we believe is a new frontier in financial services in which financial institutions, FinTechs and Brands will have new roles and interdependencies, and which will require new technology, new partners, and new business models. We believe that lasting value creation in financial services will be achieved by those companies that can support and enhance the convergence of these forces. In addition, we have built a broad set of solutions that we believe equips us to accelerate and optimize this convergence – from digitizing the entire bank, to facilitating partnerships among financial institutions and FinTechs, to enabling Brands to incorporate banking into their products and customer relationships.

We deliver our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that End Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved significant growth since our inception. During each of the past nine years, our average number of Registered Users (as defined below) per installed customer on our digital banking platform, or Installed Customer, has grown, and in many instances we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
We believe we have a significant opportunity to continue to grow our business, and we continue to invest across our organization to increase our revenues and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of our realizing any resultant benefit which may make it difficult to determine if we are effectively allocating our resources. If we are successful in growing our revenues by increasing the number of customers and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term.
We sell our solutions primarily through our professional sales organization. While the financial institutions market is well-defined due to the regulatory classifications of those financial institutions, markets for FinTech, Alt-FIs and brands are broader and more difficult to define due to the changing number of providers in each market. Over the long term, we intend to continue to invest in additional sales representatives to identify and address the financial institution, FinTech, Alt-FI and Brand markets across the U.S. and internationally and to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio of solutions. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, BaaS, digital account opening, account switching and data-driven sales enablement and portfolio management solutions among others. We have also introduced the Q2 Innovation Studio, an API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive digital financial services in a secure, regulatory-compliant manner. We also believe that the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, innovative, secure and regulatory-compliant digital solutions uniquely position us to capitalize on the new frontier in financial services. We currently intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.

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
COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. While there has been significant economic recovery in certain markets due to broad vaccination availability, loosening of lock-down measures and business re-openings, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, increased employee attrition, skilled labor shortages, wage inflation and businesses and labor markets navigating how they will operate post-pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the continued duration, severity and spread of the pandemic, including new variants, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the predictability and success of any re-opening efforts, the impacts of the pandemic on labor markets, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" above. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on us, our customers and other third parties on which we rely and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels.
Beginning mid-March 2020, almost all of our employees transitioned to working remotely from home. Through mid-2021, we continued to operate with the vast majority of our employees working remotely. However, during the quarter ended June 30, 2021, we began allowing employees to return to onsite work on a limited, voluntary basis, subject to health and safety protocols. Effective November 1, 2021, we re-opened all of our U.S. facilities, and have provided each of our U.S. employees with the choice of either continuing to work remotely, working in a hybrid capacity (one or two days per week onsite) or fully returning to onsite attendance, with any onsite attendance subject to health and safety protocols. With the rapid spread of the Omicron variant in early 2022, we have instituted additional safety protocols for employees choosing to work onsite, and have strongly encouraged our employees to work remotely when possible until the Omicron surge has passed. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Throughout the pandemic we believe our corporate culture, business model, customer relations, and technology and information technology infrastructure have effectively allowed our employees to substantially perform their roles whether remote, hybrid or onsite.
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
We also are continuing to conduct outreach to our customers and many prospective customers to assess their needs in the face of the COVID-19 pandemic and their own re-opening efforts and to seek to identify ways that we may assist them with our solutions and services. We believe the impacts of COVID-19 and related re-opening efforts on our existing and prospective customers present both challenges and opportunities. While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening have resulted in delays in certain purchasing decisions and implementations during 2020 and 2021. During the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, and we believe that for 2022 the sales environment and the timing of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.

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
Key Operating Measures
In addition to the U.S. generally accepted accounting principles, or GAAP, measures described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts.
While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening resulted in delays in certain purchasing decisions and implementations and contract terminations during 2020 and 2021. During the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, and we believe that for 2022 the sales environment and the predictability of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021, and thus we will see positive impacts on the rate at which we add new Installed Customers, and with them new Registered Users and annualized recurring revenue, in each case as compared to these prior periods.
Installed Customers
We define Installed Customers as the number of customers on live implementations (or installations) of our digital banking platforms. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and commercial account holders, buy more solutions from us, and as we add larger financial institutions to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 448, 450 and 414 Installed Customers on our digital banking platform as of December 31, 2021, 2020 and 2019, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are based on the number of commercial account holders. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 19.2 million, 17.8 million and 14.6 million Registered Users as of December 31, 2021, 2020 and 2019, respectively.

Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our net revenue retention rate, which we previously referred to as our revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. In the first half of 2021, our implementations were weighted more heavily, and we expect to see a lower net revenue retention rate in 2022 as a result. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 119%, 122%, and 120% for the years ended December 31, 2021, 2020 and 2019, respectively.
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $574.2 million, $464.2 million and $400.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Revenue Churn
We utilize revenue churn, which we previously have referred to simply as churn, to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 5.4%, 5.9%, and 5.1% for the years ended December 31, 2021, 2020, and 2019, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.

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

	Year Ended December 31,
	2021	2020	2019
Revenue:
GAAP revenue	$498,720	$402,751	$315,484
Deferred revenue reduction from purchase accounting	2,129	4,404	1,829
Total Non-GAAP revenue	$500,849	$407,155	$317,313
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
•Amortization of acquired technology and intangible assets. We provide non-GAAP information that excludes expenses related to purchased technology and intangible assets associated with our acquisitions. We believe that eliminating these expenses from our non-GAAP measures is useful to investors, because the amortization of acquired technology and intangible assets can be inconsistent in amount and frequency and significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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

	Year Ended December 31,
	2021	2020	2019
GAAP operating loss	$(77,995)	$(99,833)	$(66,746)
Deferred revenue reduction from purchase accounting	2,129	4,404	1,829
Stock-based compensation	54,334	49,235	39,378
Acquisition related costs	3,099	1,408	16,316
Amortization of acquired technology	21,969	21,341	9,871
Amortization of acquired intangibles	17,901	17,888	6,339
Partnership termination charges	—	13,244	—
Unoccupied lease charges	2,008	2,181	420
Non-GAAP operating income	$23,445	$9,868	$7,407
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(112,746)	$(137,620)	$(70,877)
Depreciation and amortization	54,833	51,840	28,457
Stock-based compensation expense	54,334	49,235	39,378
Acquisition related costs	3,099	1,408	16,316
(Benefit from) provision for income taxes	1,643	1,416	(12,487)
Interest and other (income) expense, net	31,063	27,180	16,572
Deferred revenue reduction from purchase accounting	2,129	4,404	1,829
Partnership termination charges	—	13,244	—
Loss on extinguishment of debt	1,513	8,932	—
Unoccupied lease charges	2,008	2,181	420
Adjusted EBITDA	$37,876	$22,220	$19,608
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
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and the number of bill-pay and certain other transactions those users conduct using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay transaction services generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced but not paid are recorded in accounts receivable or other long-term assets, depending on the timing of expected billing, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, in 2020 and 2021 our bookings, in particular with respect to new customer agreements, were adversely impacted relative to pre-pandemic levels. Specifically, we experienced delays and unpredictability in the purchasing decisions of our customers and prospective customers and a slowing of net new customer deals, relative to pre-pandemic levels, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. However, during the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021. We believe that for 2022 the sales environment and the predictability of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021. However, our revenues for 2022 will continue to reflect the negative impacts from these prior periods and the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, certain software development, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of our data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We capitalize certain software development costs related to programmers, software engineers, quality control teams and third-party development costs for those who are directly associated with and who devote time to our software solutions on an individual product basis. Software development costs are amortized to cost of revenues when products, upgrades and enhancements are released or made available over the products' estimated economic lives.
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long-term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to fluctuate as a percentage of revenues based principally on the level and timing of implementation support activities, debit card related pass-through fees, and other related costs, including during periods where revenues are lower or implementations are delayed due to the effects of the COVID-19 pandemic.
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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2022 budget and hiring plans. Beginning in 2021, our hiring began to return to more normal levels, and we anticipate this trend to continue in 2022, with our hiring plans more closely resembling pre-pandemic levels. However, during the second half of 2021, we experienced an exceptionally challenging hiring environment and we expect to see continued intense competition for technical talent in 2022, which has the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees. Additionally, while throughout 2021 most of our employees continued to work remotely from home and we suspended most non-essential business travel and conference participation, we expect that in 2022 some of these activities, including costs associated with onsite attendance, will return. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel during 2022. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees.
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

Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and loss on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes, and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Benefit from (Provision for) Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill, and income tax expense from foreign operations. We incurred state and foreign income taxes for each of the years ended December 31, 2021, 2020 and 2019. Our net operating loss carryforwards for federal income tax purposes were $633.8 million and $536.5 million at December 31, 2021 and 2020, respectively, which $201.2 million will expire at various dates beginning in 2026, if not utilized, and $432.6 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. We also held state tax credit carry overs of $3.0 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively, and federal R&D tax credit carry overs of $8.9 million and $8.2 million for the years ended December 31, 2021 and 2020, respectively. The state tax credits will begin to expire 2033 if not utilized and the federal R&D tax credits will begin to expire in 2036, if not utilized.
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
Revenue-generating activities are directly related to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or cloud-based hosting services, transactional revenue from bill-pay solutions and revenues for customer support and implementation services related to our solutions.
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
Transactional Revenues
We generate the majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform. We also generate a smaller portion of our transactional revenues from interchange fees generated when End Users utilize debit cards integrated with our Q2 CorePro API or Q2 Biller Direct products. We recognize revenue for bill-pay transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for each new digital banking and lending platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. Our revenue for upfront implementation services is billed upfront and generally recognized over time on a ratable basis over the customer agreement term for our hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we partner with third-party professional system integrators to support the installation and configuration process for certain products, and therefore, we have determined that these services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that outside the North American banking market, the implementation services for our lending platform included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements over time as services are performed.
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
Variable Consideration
We recognize usage revenue related to bill-pay transactions that End Users initiate on our digital banking platform and interchange fees that End Users generate using our solutions. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services, costs to us per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and our cost to fulfill the obligation. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2021.
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

Deferred Implementation Costs
We capitalize certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are direct and incremental to the implementation of our solutions. We analyze implementation costs that may be capitalized to assess their recoverability, and only capitalize costs that we anticipate to be recoverable through the terms of the associated contract. We begin amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and we amortize those deferred implementation costs ratably over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. We monitor deferred implementation costs for impairment and record impairment when customers terminate or allow services to lapse, due to contract modifications, and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheet and in cost of revenues in the consolidated statements of comprehensive loss.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheets.
Deferred Solution and Other Costs
We capitalize sales commissions and other third-party costs such as third-party licenses and maintenance related to our customer agreements. We capitalize sales commissions because the commission expenses are considered incremental and recoverable costs of obtaining a contract with a customer. We capitalize commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. Historically, we typically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. We required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered to be a substantive service period and as a result, we expensed the final payment when made. Beginning in 2020, substantially all commissions were paid in a single payment once the contract had been executed and the initial deposit had been received from the customer. We begin amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortize those deferred costs over the expected period of customer benefit, which has been determined to be the estimated life of the technology, which we estimate to be five to seven years. We determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
We analyze capitalized solution and other costs to assess their recoverability. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion.
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

We are exposed to credit losses primarily through sales of products and services. We assess the collectability of outstanding contract assets on an ongoing basis and maintain a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. We analyze the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from our customers. Customer type has been identified as the primary specific risk affecting the company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact our customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default.
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
We assess the collectability of outstanding accounts receivable on an ongoing basis and maintain an allowance for credit losses for accounts receivable deemed uncollectible. We analyze the accounts receivable portfolio for significant risks and consider prior periods and forecast future collectability to determine the amount of revenues that will ultimately be collected from our customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to our accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact our customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, our collection experience has not varied significantly, and bad debt expenses have been insignificant.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, and consultants are measured at fair value at each grant date. We do not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on our stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with up to one-third of the target shares of our common stock subject to each market stock unit award eligible to be earned after the first and second years and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of our common stock relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from approximately the date of grant, with up to one-third of the target shares of our common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of our common stock relative to the Index during the performance period. From time to time, we may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.

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
Convertible Senior Notes
In February 2018, we issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, we issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, we issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of December 31, 2021, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.
When accounting for the issuance of convertible notes, we separate each of the convertible notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature is determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represents debt discounts that are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, we allocate the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
When accounting for an exchange of convertible notes, we evaluate whether the transaction should be evaluated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2025 Notes in November 2020 were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. In an exchange or repurchase transaction, we will allocate a portion of the settlement consideration to the reacquisition of the liability component, which is equal to the fair value of that component immediately prior to the extinguishment, and allocate the remaining settlement consideration to the reacquisition of the equity component and recognize that amount as a reduction of additional paid in capital. The difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and any unamortized debt issuance costs is recognized as a gain or loss on debt extinguishment in our consolidated statements of comprehensive loss.

Purchase Price Allocation, Intangible Assets and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. We determine whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, we determine whether the single asset or group of assets, as applicable, meets the definition of a business.
In connection with our business combinations, we recorded certain intangible assets, including acquired technology, customer relationships, trademarks and non-compete agreements. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. We periodically review the estimated useful lives and fair values of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate as a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2021. No impairment of goodwill was identified during 2021.
Software Development Costs
We capitalize certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers, quality control teams and third-party development costs for those who are directly associated with and who devote time to our software solutions. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred. Capitalized software development costs are computed on an individual product basis. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. Capitalization ceases for products, upgrades and enhancements when released or made available. Internal-use software is amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.

We capitalize certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release.

We capitalize certain development costs associated with internal use software and our SaaS platform, incurred during the application development stage. We expense costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred.
Income Taxes
Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. We assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a valuation allowance against most of our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. We will continue to monitor the positive and negative evidence, and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized. We believe we have accrued adequate reserves related to our uncertain tax positions; however, ultimate determination of our liability is subject to audit by taxing authorities in the ordinary course of business. We record interest and penalties associated with any uncertain tax positions as a component of income tax expense.
Results of Operations
Consolidated Statements of Operations
The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues(1)	$498,720	$402,751	$315,484
Cost of revenues(2)	273,685	228,152	162,485
Gross profit	225,035	174,599	152,999
Operating expenses:
Sales and marketing	85,564	72,323	63,947
Research and development	116,952	97,381	76,273
General and administrative	77,915	70,937	56,739
Acquisition related costs	2,690	478	16,027
Amortization of acquired intangibles	17,901	17,888	6,339
Partnership termination charges	—	13,244	—
Unoccupied lease charges(3)	2,008	2,181	420
Total operating expenses	303,030	274,432	219,745
Loss from operations	(77,995)	(99,833)	(66,746)
Total other income (expense), net(4)	(33,108)	(36,371)	(16,618)
Loss before income taxes	(111,103)	(136,204)	(83,364)
Benefit from (provision for) income taxes	(1,643)	(1,416)	12,487
Net loss	$(112,746)	$(137,620)	$(70,877)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of $2.1 million, $4.4 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Includes amortization of acquired technology of $22.0 million, $21.3 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)     Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. In 2021, the charges related to an updated assessment and vacating of facilities in Georgia, Texas, North Carolina and Nebraska. In 2020, the charges related to the vacating of facilities in California, North Carolina and Texas. In 2019, the charges related to the vacating of facilities in Georgia.
(4)     Includes a reduction of $1.5 million and $8.9 million related to the early extinguishment of a portion of our 2023 Notes for the years ended December 31, 2021 and December 31, 2020, respectively.

The following table sets forth our consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)	54.9%	56.6%	51.5%
Gross margin	45.1%	43.4%	48.5%
Operating expenses:
Sales and marketing	17.2%	18.0%	20.3%
Research and development	23.5%	24.2%	24.2%
General and administrative	15.6%	17.6%	18.0%
Acquisition related costs	0.5%	0.1%	5.1%
Amortization of acquired intangibles	3.6%	4.4%	2.0%
Partnership termination charges	—%	3.3%	—%
Unoccupied lease charges(3)	0.4%	0.5%	0.1%
Total operating expenses	60.8%	68.1%	69.7%
Loss from operations	(15.7)%	(24.7)%	(21.2)%
Total other income (expense), net(4)	(6.6)%	(9.0)%	(5.3)%
Loss before income taxes	(22.3)%	(33.8)%	(26.5)%
Benefit from (provision for) income taxes	(0.3)%	(0.4)%	4.0%
Net loss	(22.6)%	(34.2)%	(22.5)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 0.4%, 1.1% and 0.6% for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Includes amortization of acquired technology of 4.4%, 5.3% and 3.1% for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)    Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. In 2021, the charges related to an updated assessment and vacating of facilities in Georgia, Texas, North Carolina and Nebraska. In 2020, the charges related to the vacating of facilities in California, North Carolina and Texas. In 2019, the charges related to the vacating of facilities in Georgia.
(4)     Includes a reduction of 0.3% and 2.2% related to the early extinguishment of a portion of our 2023 Notes for the years ended December 31, 2021 and December 31, 2020, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of the Years Ended December 31, 2021 and 2020
A discussion regarding year-to-year comparisons between the year ended December 31, 2021 and December 31, 2020 is presented below. A discussion regarding year-to-year comparisons between the year ended December 31, 2020 and December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	(%)
Revenues	$498,720	$402,751	$95,969	23.8%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Revenues increased by $96.0 million, or 23.8%, from $402.8 million for the year ended December 31, 2020 to $498.7 million for the year ended December 31, 2021. This increase was primarily attributable to a $82.7 million increase from the sale of additional solutions to new and existing customers and growth in End Users from new and existing customers. In addition, $13.2 million of the increase was generated from an increase in the number of transactions processed using our solutions.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	(%)
Cost of revenues	$273,685	$228,152	$45,533	20.0%
Percentage of revenues	54.9%	56.6%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Cost of revenues increased by $45.5 million, or 20.0%, from $228.2 million for the year ended December 31, 2020 to $273.7 million for the year ended December 31, 2021. This increase was attributable to a $19.8 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $15.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $10.9 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, a higher mix of debit card related pass-through fees, as well as implementation and support personnel expenses that are reimbursable from our customers, and a $0.6 million increase from amortization of acquired customer technology resulting from the business acquired in the second quarter of 2021. These increases were partially offset by a $1.8 million decrease from amortization of capitalized implementation services.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	(%)
Sales and marketing	$85,564	$72,323	$13,241	18.3%
Percentage of revenues	17.2%	18.0%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Sales and marketing expenses increased by $13.2 million, or 18.3%, from $72.3 million for the year ended December 31, 2020 to $85.6 million for the year ended December 31, 2021. This increase was primarily attributable to a $10.7 million increase in personnel costs due to the growth of our sales and marketing organizations to support bookings and revenue growth and a $2.0 million increase in other discretionary expenses, including stadium sponsorship expenses.
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

Research and Development

	Year Ended December 31,		Change
	2021	2020	$	(%)
Research and development	$116,952	$97,381	$19,571	20.1%
Percentage of revenues	23.5%	24.2%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Research and development expenses increased by $19.6 million, or 20.1%, from $97.4 million for the year ended December 31, 2020 to $117.0 million for the year ended December 31, 2021. This increase was primarily attributable to a $17.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $4.1 million increase overhead costs, and a $0.4 million increase in other discretionary expenses. These increases were partially offset by a $2.4 million decrease in expenses as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	(%)
General and administrative	$77,915	$70,937	$6,978	9.8%
Percentage of revenues	15.6%	17.6%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. General and administrative expenses increased by $7.0 million, or 9.8%, from $70.9 million for the year ended December 31, 2020 to $77.9 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to an $8.2 million increase in personnel costs to support the growth of our business and a $0.7 million increase in professional services for legal and compliance fees. These increases were partially offset by a $1.0 million decrease in bad debt expense due to additional credit losses from the adoption of ASU 2016-13 in 2020 and a $0.5 million decrease for price concessions given to customers in 2020.
General and administrative expenses consist primarily of salaries and other personnel-related costs of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, costs of directors' and officers' liability insurance, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow.
Acquisition Related Costs

	Year Ended December 31,		Change
	2021	2020	$	(%)
Acquisition related costs	$2,690	$478	$2,212	462.8%
Percentage of revenues	0.5%	0.1%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Acquisition related costs increased by $2.2 million, or 462.8%, from $0.5 million for the year ended December 31, 2020 to $2.7 million for the year ended December 31, 2021. The expense for the year ended December 31, 2021 included $1.5 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021.

Amortization of Acquired Intangibles

	Year Ended December 31,		Change
	2021	2020	$	(%)
Amortization of acquired intangibles	$17,901	$17,888	$13	0.1%
Percentage of revenues	3.6%	4.4%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Amortization of acquired intangibles remained relatively unchanged from the year ended December 31, 2020 to the year ended December 31, 2021. Increases due to amortization of intangible assets acquired during the acquisition of ClickSWITCH on April 1, 2021 were mostly offset by decreases in amortization of intangible assets that became fully amortized. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Unoccupied Lease Charges

	Year Ended December 31,		Change
	2021	2020	$	(%)
Unoccupied lease charges	$2,008	$2,181	$(173)	(7.9)%
Percentage of revenues	0.4%	0.5%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Unoccupied lease charges decreased by $0.2 million, or (7.9)%, from $2.2 million for the year ended December 31, 2020 to $2.0 million for the year ended December 31, 2021. During the year ended December 31, 2021, the charges included costs related to an updated assessment and vacating of facilities in North Carolina, Georgia, Texas and Nebraska, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	$	(%)
Total other income (expense), net	$(33,108)	$(36,371)	$3,263	(9.0)%
Percentage of revenues	(6.6)%	(9.0)%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Total other income (expense), net represented a net expense of $33.1 million for the year ended December 31, 2021 compared to a net expense of $36.4 million for the year ended December 31, 2020. The change was primarily attributable to a $7.4 million decrease in expense for additional loss from the early extinguishment of a portion of our 2023 Notes in 2020 compared to 2021 and a $0.8 million increase in other income related to a gain resulting from a favorable settlement of an ordinary course dispute, partially offset by a $4.6 million increase in interest expense from the amortization of debt discount and issuance costs attributable to our convertible notes and a $0.4 million loss on disposal of long-lived assets.
Provision for income taxes

	Year Ended December 31,		Change
	2021	2020	$	(%)
Provision for income taxes	$(1,643)	$(1,416)	$(227)	16.0%
Percentage of revenues	(0.3)%	(0.4)%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020. Total provision for income taxes increased by $0.2 million from an expense of $1.4 million for the year ended December 31, 2020 to an expense of $1.6 million for the year ended December 31, 2021. The increase in the tax expense for the year ended December 31, 2021 related to the operations of the business.

Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales. Historically, sales have tended to be lower in the first quarter of each year than in subsequent quarters of the same year, but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions.
While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening resulted in delays in certain purchasing decisions and implementations during 2020 and 2021. During the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, and we believe that for 2022 the sales environment and the timing of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021. However, the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our solutions are often the most frequent point of engagement between our customers and their End Users. As a result, we and our customers are very deliberate and measured in our implementation activities to help ensure a successful roll-out of the solutions to End Users and increase the registration of new End Users. Unusually long or short implementations, for even a small number of customers, may result in short-term quarterly variability in our financial results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents and investments of $427.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$30,925	$(2,890)	$567
Investing activities	(65,129)	(124,163)	(483,252)
Financing activities	(51,160)	434,676	476,091
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(85,364)	$307,623	$(6,594)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, fair value re-measurement related to contingent earnout payment liabilities and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the year ended December 31, 2021, our net cash and cash equivalents provided by operating activities was $30.9 million, which consisted of non-cash adjustments of $168.3 million, partially offset by a net loss of $112.7 million and cash outflows from changes in operating assets and liabilities of $24.6 million. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs, loss on the early extinguishment of a portion of our convertible notes, and unoccupied lease charges. The primary driver of the changes in operating assets and liabilities related to a $25.6 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period.
For the year ended December 31, 2020, our net cash and cash equivalents used in operating activities was $2.9 million, which consisted of a net loss of $137.6 million and cash outflows from changes in operating assets and liabilities of $26.9 million, partially offset by non-cash adjustments of $161.6 million. The primary drivers of the changes in operating assets and liabilities related to a $32.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $14.6 million increase in accounts receivable due to the timing of payments received, partially offset by a $20.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs, loss on the early extinguishment of a portion of our convertible notes, and unoccupied lease charges.
For the year ended December 31, 2019, our net cash and cash equivalents provided by operating activities was $0.6 million, which consisted of a net loss of $70.9 million and cash outflows from changes in operating assets and liabilities of $16.1 million, offset by non-cash adjustments of $87.6 million. The primary drivers of the changes in operating assets and liabilities related to a $37.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and an $8.0 million decrease in deferred rents and other long-term liabilities, partially offset by a $15.8 million net increase in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and expanded facilities and a $13.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs, loss on the early extinguishment of a portion of our convertible notes, unoccupied lease charges, and deferred income taxes from the acquisition of PrecisionLender.
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
For the year ended December 31, 2021, net cash used in investing activities was $65.1 million, consisting of $124.0 million for the purchase of investments, $64.7 million for the acquisition of ClickSWITCH, net of cash acquired, $19.8 million for the purchase of property and equipment, and $5.9 million in capitalized software development costs. These outflows were partially offset by $149.2 million received from the maturities of investments.
For the year ended December 31, 2020, net cash used in investing activities was $124.2 million, consisting of $131.3 million for the purchase of investments, $23.7 million for the purchase of property and equipment, and $1.0 million in capitalized software development costs. These outflows were partially offset by $31.8 million received from the maturities of investments.
For the year ended December 31, 2019, net cash used in investing activities was $483.3 million, consisting of $505.6 million for the acquisition of PrecisionLender, $27.3 million for the purchase of investments, and $13.9 million for the purchase of property and equipment. These outflows were partially offset by $64.0 million received from the maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our June 2019 and May 2020 common stock offerings, our June 2019 offering of the 2026 Notes, our November 2020 offering of the 2025 Notes, our partial repurchase of the 2023 Notes, the payment of contingent consideration related to the acquisition of Cloud Lending, as well as net proceeds from exercises of options to purchase our common stock.

For the year ended December 31, 2021, net cash used in financing activities was $51.2 million, consisting of $63.7 million for the partial repurchase of 2023 Notes, partially offset by $6.6 million of net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes, and $5.9 million of cash received from the exercise of stock options.
For the year ended December 31, 2020, net cash provided by financing activities was $434.7 million, consisting of proceeds from the issuance of common stock of $311.3 million, net of issuance costs, from the May 2020 common stock offering, issuance of $132.6 million principal amount of the 2025 Notes, net of issuance costs, from the November 2020 offering of the 2025 Notes, $34.1 million in net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes, and $13.3 million of cash received from the exercise of stock options, partially offset by the Capped Call transactions of $39.8 million and payment of contingent consideration related to the acquisition of Cloud Lending, of which $16.9 million of the payment was estimated at acquisition date fair value and included in financing activities.
For the year ended December 31, 2019, net cash provided by financing activities was $476.1 million, consisting of the issuance of $307.0 million principal amount of the 2026 Notes, net of issuance costs, proceeds from the issuance of common stock of $195.3 million, net of issuance costs, from the June 2019 common stock offering, and $14.6 million of cash received from the exercise of stock options partially offset by the Capped Call transactions of $40.8 million.
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2021 can be found in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard can either be on a modified retrospective or full retrospective basis.
We will adopt the new guidance for the fiscal year beginning January 1, 2022, using the modified retrospective approach. The impact to the consolidated balance sheets is expected to result in an increase to our convertible notes balance of approximately $113.0 million to $116.0 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to our additional paid in capital balance of approximately $155.0 million to $158.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of approximately $41.0 million to $44.0 million. We also expect the adoption of this standard to result in a reduction of non-cash interest expense for the year ended December 31, 2022 until the affected notes have been settled.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. We have not adopted the provisions of the new standard and will assess its impact on our consolidated financial statements upon adoption.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which clarifies and reduces diversity in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to business combinations occurring on or after the effective date of the new standard. We have not adopted the provisions of the new standard and will assess its impact on our consolidated financial statements upon adoption.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of December 31, 2021, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2021 or 2020, our interest income would not have been materially affected.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2021, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of December 31, 2021, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-43 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among Q2 Software, Inc., Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as equity holder representative	8-K	001-36350	8/8/2018	2.1

2.3		Agreement and Plan of Merger, dated September 30, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	8-K	001-36350	10/1/2019	2.1

2.4		First Amendment to Agreement and Plan of Merger, dated October 31, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.4

2.5		Second Amendment to Agreement and Plan of Merger, dated December 27, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.5

3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.1

4.2		Form of Global Note, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.2

4.3		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.4		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.5		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

4.6		Indenture, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.1

4.7		Form of Global Note, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

10.3.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.3.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.3.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.3.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.3.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.3.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.4		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.5	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake	8-K	001-36350	9/24/2021	10.1

10.7	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and Michael A. Volanoski					*

10.8	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Adam D. Blue	8-K	001-36350	9/24/2021	10.3

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.9.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.9.5	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/6/2021	10.1

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.11.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.11.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.12	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and John E. Breeden	8-K	001-36350	9/24/2021	10.5

10.13	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and David J. Mehok	8-K	0001-36350	9/24/2021	10.2

10.14	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and William M. Furrer	8-K	333- 193911	9/24/2021	10.4

10.17		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.18	Form of Bond Hedge Confirmation	8-K	001-36350	2/26/2018	10.2

10.19	Form of Warrant Confirmation	8-K	001-36350	2/26/2018	10.3

10.20	Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.21	Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.22	Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.23	Form of Exchange and Subscription Agreement	8-K	001-36350	11/12/2020	10.1

10.24	Form of Capped Call	8-K	001-36350	11/12/2020	10.2

21.1	List of Subsidiaries of the Registrant					*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1	Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 16, 2022	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2022
Matthew P. Flake
/s/ DAVID J. MEHOK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2022
David J. Mehok
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 16, 2022
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 16, 2022
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 16, 2022
Jeffrey T. Diehl
/s/ LYNN A. TYSON	Director	February 16, 2022
Lynn A. Tyson
/s/ STEPHEN C. HOOLEY	Director	February 16, 2022
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 16, 2022
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 16, 2022
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 16, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 16, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Austin, Texas
February 16, 2022

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$322,848	$407,703
Restricted cash	2,973	3,482
Investments	104,878	131,352
Accounts receivable, net	46,979	36,430
Contract assets, current portion, net	1,845	1,088
Prepaid expenses and other current assets	10,531	8,861
Deferred solution and other costs, current portion	25,076	19,042
Deferred implementation costs, current portion	7,320	8,258
Total current assets	522,450	616,216
Property and equipment, net	66,608	49,558
Right of use assets	52,278	34,709
Deferred solution and other costs, net of current portion	26,930	32,782
Deferred implementation costs, net of current portion	17,039	15,184
Intangible assets, net	162,461	184,859
Goodwill	512,869	462,274
Contract assets, net of current portion and allowance	22,103	18,694
Other long-term assets	2,307	2,426
Total assets	$1,385,045	$1,416,702
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,597	$7,887
Accrued liabilities	18,343	22,444
Accrued compensation	31,725	26,716
Deferred revenues, current portion	98,692	81,935
Lease liabilities, current portion	9,001	6,844
Total current liabilities	168,358	145,826
Convertible notes, net of current portion	551,598	557,468
Deferred revenues, net of current portion	29,168	29,203
Lease liabilities, net of current portion	61,374	36,739
Other long-term liabilities	4,251	4,102
Total liabilities	814,749	773,338
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 56,928 shares issued and outstanding as of December 31, 2021, and 55,562 shares issued and outstanding as of December 31, 2020	6	6
Additional paid-in capital	1,064,358	1,024,577
Accumulated other comprehensive loss	(135)	(32)
Accumulated deficit	(493,933)	(381,187)
Total stockholders' equity	570,296	643,364
Total liabilities and stockholders' equity	$1,385,045	$1,416,702

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$498,720	$402,751	$315,484
Cost of revenues	273,685	228,152	162,485
Gross profit	225,035	174,599	152,999
Operating expenses:
Sales and marketing	85,564	72,323	63,947
Research and development	116,952	97,381	76,273
General and administrative	77,915	70,937	56,739
Acquisition related costs	2,690	478	16,027
Amortization of acquired intangibles	17,901	17,888	6,339
Partnership termination charges	—	13,244	—
Unoccupied lease charges	2,008	2,181	420
Total operating expenses	303,030	274,432	219,745
Loss from operations	(77,995)	(99,833)	(66,746)
Other income (expense):
Interest and other income	1,476	1,207	3,672
Interest and other expense	(33,071)	(28,646)	(20,290)
Loss on extinguishment of debt	(1,513)	(8,932)	—
Total other income (expense), net	(33,108)	(36,371)	(16,618)
Loss before income taxes	(111,103)	(136,204)	(83,364)
Benefit from (provision for) income taxes	(1,643)	(1,416)	12,487
Net loss	(112,746)	(137,620)	(70,877)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(213)	(118)	223
Foreign currency translation adjustment	110	72	(172)
Comprehensive loss	$(112,849)	$(137,666)	$(70,826)
Net loss per common share, basic and diluted	$(2.00)	$(2.65)	$(1.53)
Weighted average common shares outstanding:
Basic and diluted	56,394	52,019	46,198

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Total stockholders' equity, beginning balances	$643,364	$379,412	$158,900

Common stock and additional paid-in capital:
Beginning balances	1,024,583	622,697	331,359
Stock-based compensation expense	55,903	50,682	40,510
Exercise of stock options	5,892	14,283	15,694
Shares acquired to settle the exercise of stock options	(200)	(966)	(941)
Proceeds from issuance of common stock, net of issuance costs	—	311,321	195,290
Equity component of convertible notes, less issuance costs	—	73,097	81,550
Equity component of early extinguishment of convertible notes	(28,454)	(40,842)	—
Settlement of convertible note hedges	26,295	171,679	—
Settlement of warrants	(19,655)	(137,538)	—
Purchase of capped call transactions	—	(39,830)	(40,765)
Ending balances	1,064,364	1,024,583	622,697

Accumulated deficit:
Beginning balances	(381,187)	(243,299)	(172,422)
Cumulative effect of the adoption of new accounting standard	—	(268)	—
Net loss	(112,746)	(137,620)	(70,877)
Ending balances	(493,933)	(381,187)	(243,299)

Accumulated other comprehensive income (loss):
Beginning balances	(32)	14	(37)
Other comprehensive income (loss)	(103)	(46)	51
Ending balances	(135)	(32)	14

Total stockholders' equity, ending balances	$570,296	$643,364	$379,412

Common stock (in shares):
Beginning balances	55,562	48,386	43,535
Shares acquired to settle the exercise of stock options	(2)	(9)	(12)
Exercise of stock options	307	720	1,059
Shares issued for the vesting of restricted stock awards	1,061	916	770
Proceeds from issuance of common stock, net of issuance costs	—	4,235	3,034
Equity component of early extinguishment of convertible notes	—	1,314	—
Ending balances	56,928	55,562	48,386
   The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(112,746)	$(137,620)	$(70,877)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	24,496	22,936	13,634
Depreciation and amortization	54,833	51,840	28,457
Amortization of debt issuance costs	2,038	1,977	1,467
Amortization of debt discount	25,824	21,317	15,154
Amortization of premiums on investments	1,117	366	226
Stock-based compensation expense	55,903	50,682	40,510
Realized loss on sale of marketable securities	—	(14)	—
Deferred income taxes	180	946	(12,774)
Allowance for credit losses	(25)	306	—
Allowance for sales credits	39	2	172
Loss on disposal of long-lived assets	389	151	287
Loss on extinguishment of debt	1,513	8,932	—
Impairment of intangible assets	—	—	6
Unoccupied lease charges	2,008	2,181	420
Changes in operating assets and liabilities:
Accounts receivable, net	(10,072)	(14,560)	372
Prepaid expenses and other current assets	532	(2,440)	(822)
Deferred solution and other costs	(12,776)	(15,333)	(23,548)
Deferred implementation costs	(12,847)	(16,880)	(14,296)
Contract assets	(4,165)	(3,721)	(5,191)
Other long-term assets	7,851	3,711	6,141
Accounts payable	1,757	(2,297)	1,126
Accrued liabilities	104	(685)	14,718
Deferred revenue	15,743	20,351	13,400
Deferred rent and other long-term liabilities	(10,771)	4,962	(8,015)
Net cash provided by (used in) operating activities	30,925	(2,890)	567
Cash flows from investing activities:
Purchases of investments	(124,034)	(131,337)	(27,330)
Maturities of investments	149,176	31,841	63,980
Purchases of property and equipment	(19,754)	(23,715)	(13,860)
Business combinations, net of cash acquired	(64,652)	—	(505,577)
Purchase of intangible assets	—	—	(288)
Capitalized software development costs	(5,865)	(952)	(177)
Net cash used in investing activities	(65,129)	(124,163)	(483,252)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	311,321	195,289
Proceeds from issuance of convertible notes, net of issuance costs	—	132,589	307,016
Purchases of capped call transactions	—	(39,830)	(40,765)
Payment for repurchases of convertible notes	(63,692)	—	—
Proceeds from bond hedges related to convertible notes	26,295	171,679	—
Payments for warrants related to convertible notes	(19,655)	(137,538)	—
Payment of contingent consideration	—	(16,862)	—
Proceeds from exercise of stock options to purchase common stock	5,892	13,317	14,551
Net cash provided by (used in) financing activities	(51,160)	434,676	476,091
Net increase (decrease) in cash, cash equivalents, and restricted cash	(85,364)	307,623	(6,594)
Cash, cash equivalents, and restricted cash, beginning of period	411,185	103,562	110,156
Cash, cash equivalents, and restricted cash, end of period	$325,821	$411,185	$103,562
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$1,027	$566	$322
Cash paid for interest	$3,104	$4,096	$2,853
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$(200)	$(966)	$(941)
Impact of extinguishment of convertible senior notes due 2023	$—	$(40,842)	$—
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$448	$1,104
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital solutions that transform the ways in which traditional and emerging financial services providers engage with account holders and end users, or End Users. The Company sells its solutions to financial institutions, alternative finance companies, and financial technology companies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2021, 2020 and 2019. A single customer accounted for 14% of accounts receivable, net as of December 31, 2021 and no individual customer accounted for 10% or more of accounts receivable, net as of December 31, 2020.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, or contract assets, and deferred revenues or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying consolidated balance sheets at the end of each reporting period.
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.04 million and $0.2 million in expected losses for the years ended December 31, 2021 and 2020, respectively, of which zero has been written off and charged against the allowance at each of December 31, 2021 and 2020. The allowance for credit losses related to contract assets was $0.3 million at each of December 31, 2021 and 2020.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the Company's End Users that are included in the Company's minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the Company's End Users that are in excess of the Company's minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $4.8 million and $2.1 million were included in the accounts receivable balance as of December 31, 2021 and 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.1 million and $1.0 million for expected losses as of December 31, 2021 and 2020, respectively, of which $0.2 million and $0.6 million has been written off and charged against the allowance as of December 31, 2021 and 2020, respectively. The allowance for credit losses related to accounts receivable was $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.9 million and $2.3 million as of December 31, 2021 and 2020, respectively.
The following table shows the Company's allowance for sales credits, credit losses, and other reserved balances as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2019	$367	$1,388	$(1,216)	$539
Year Ended December 31, 2020	539	5,187	(2,620)	3,106
Year Ended December 31, 2021	$3,106	$3,760	$(4,105)	$2,761
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
The net increase in the deferred revenue balance for the year ended December 31, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $511.3 million for current year invoices, $4.2 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $424.2 million of revenue recognized from current year invoices and $74.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On December 31, 2021, the Company had $1.40 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% of its remaining performance obligations as revenue in the next 24 months, an additional 40% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred implementation costs for impairment and records impairment when customers terminate or allow services to lapse, due to contract modifications, and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheet and in cost of revenues in the consolidated statements of comprehensive loss.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the accompanying consolidated balance sheets. The Company capitalized implementation costs in the amount of $11.9 million and $16.9 million during the years ended December 31, 2021 and 2020, respectively, and recognized $11.9 million and $14.5 million of amortization during the years ended December 31, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the accompanying consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission expenses are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and indirect supervisors, as these are incremental to the sale. Historically, the Company typically paid commissions in two increments. The initial payment was made after the contract had been executed and the initial deposit had been received from the customer, and the final payment was made upon commencement date. The Company required that an individual remain employed to collect a commission when it was due. The service period between the first and second payment was considered a substantive service period and as a result, the Company expensed the final payment when made. Beginning in 2020, substantially all commissions were paid in a single payment once the contract had been executed and the initial deposit had been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology, which is estimated to be five to seven years. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes capitalized solution and other costs to assess their recoverability. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $10.5 million and $15.0 million in deferred commissions costs during the years ended December 31, 2021 and 2020, respectively, and recognized $12.6 million and $8.5 million of amortization during the years ended December 31, 2021 and 2020, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.

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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2021	2020	2019
Subscription	$361,094	$286,961	$221,983
Transactional	68,829	55,580	48,396
Services and Other	68,797	60,210	45,105
Total Revenues	$498,720	$402,751	$315,484
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
Transactional Revenues
The Company generates the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from interchange fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products. The Company recognizes revenue for bill-pay transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for each new digital banking and lending platform and Centrix standalone contract, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services is billed upfront and generally recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company partners with third-party professional system integrators to support the installation and configuration process for certain products, and therefore, the Company has determined that these services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations in the North American banking market are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that outside the North American banking market, the implementation services for its lending platform included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2021.

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
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, certain software development, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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
Software Development Costs
The Company capitalizes certain software development costs under accounting frameworks that differ based on the nature of the software. Software development costs include salaries and other personnel-related costs, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers, quality control teams and third-party development costs for those who are directly associated with and who devote time to the Company's software solutions. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. Capitalization ceases for products, upgrades and enhancements when released or made available. Internal-use software is amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets.
The Company capitalizes certain development costs associated with software that is to be sold, leased or otherwise marketed that are incurred between reaching technological feasibility of a solution and the point at which the solution is ready for general release. Under this accounting framework, the Company capitalized zero software development costs for each of the years ended December 31, 2021, 2020 and 2019. The Company recognized $0.8 million of amortization of capitalized software development costs for each of the years ended December 31, 2021, 2020 and 2019.
The Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform, incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs as incurred. Under this accounting framework the Company capitalized software development costs in the amount of $5.9 million, $1.0 million and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively, and recognized $0.5 million amortization during the year ended December 31, 2021 and zero amortization for each of the years ended December 31, 2020 and 2019.

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
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $2.7 million, $0.7 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company signed a long-term sponsorship arrangement on December 31, 2020 and payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after the first and second years and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from approximately the date of grant, with up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of the Company's common stock relative to the Index during the performance period. From time to time, the Company may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of December 31, 2021 the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2021, the Company had no finance leases.
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
Contingent Consideration
On October 15, 2018, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding capital stock of Cloud Lending, Inc., a Delaware corporation, or Cloud Lending. Certain former stockholders of Cloud Lending had the right to receive an earnout payment of up to an additional $59.5 million in the aggregate based upon satisfaction of certain financial milestones. The initial fair value calculation of the contingent consideration related to the earnout payment was calculated utilizing the Monte Carlo simulation method under the option pricing model. Between the time of the purchase price finalization and the final measurement date of March 31, 2020, the fair value of the contingent consideration was estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of the contingent consideration subsequent to the purchase price finalization were recorded as acquisition related costs in the consolidated statements of comprehensive loss. As of December 31, 2020, all of the contingent consideration was paid.
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
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company believes it has accrued adequate reserves related to its uncertain tax positions; however, ultimate determination of our liability is subject to audit by taxing authorities in the ordinary course of business. We record interest and penalties associated with any uncertain tax positions as a component of income tax expense.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(112,746)	$(137,620)	$(70,877)
Denominator:
Weighted-average common shares outstanding, basic and diluted	56,394	52,019	46,198
Net loss per common share, basic and diluted	$(2.00)	$(2.65)	$(1.53)
Due to net losses for each of the years ended December 31, 2021, 2020 and 2019, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2021	2020	2019
Stock options, restricted stock units, and market stock units	2,264	2,797	3,805
Shares related to the 2023 Notes	80	298	887
Shares subject to warrants related to the issuance of the 2023 Notes	39	96	—
Shares related to the 2026 Notes	371	15	—
	2,754	3,206	4,692
Because the Company has the intention and ability to settle the principal amount of each of its 2023 Notes, 2025 Notes and 2026 Notes in cash, the treasury stock method is expected to be used for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. For the 2023 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $57.38 per share. For the 2025 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $140.14 per share. For the 2026 Notes, the conversion premium has a dilutive impact on net income per share of common stock when the average market price of common stock for a given period exceeds the conversion price of $88.61 per share. The warrants issued by the Company in connection with its February 2018 convertible note offering, or Warrants, have a dilutive effect when the average market price of common stock for a given period exceeds the Warrant's strike price of $78.75 per share. For the year ended December 31, 2021, the average market price per share of the Company's common stock exceeded the conversion price of the 2023 and 2026 Notes and strike price of the Warrants; however, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of the standard can either be on a modified retrospective or full retrospective basis.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company will adopt the new guidance for the fiscal year beginning January 1, 2022, using the modified retrospective approach. The impact to the consolidated balance sheets is expected to result in an increase to the convertible notes balance of approximately $113.0 million to $116.0 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to the additional paid in capital balance of approximately $155.0 million to $158.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of approximately $41.0 million to $44.0 million. The Company also expects the adoption of this standard to result in a reduction of non-cash interest expense for the year ended December 31, 2022 until the affected notes have been settled.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company has not adopted the provisions of the new standard and will assess its impact on the Company's consolidated financial statements upon adoption.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which clarifies and reduces diversity in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to business combinations occurring on or after the effective date of the new standard. The Company has not adopted the provisions of the new standard and will assess its impact on the Company's consolidated financial statements upon adoption.
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
ClickSWITCH was acquired for approximately $65.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $1.0 million of the initial consideration, or CS Purchase Price Escrow Amount, to compensate for any post-closing purchase price adjustments. To the extent not utilized, the CS Purchase Price Escrow Amount was to be paid to the former stockholders of ClickSWITCH following an adjustment period which, absent any unresolved disputes, was expected to be completed within 90 days from closing. The Company released $0.9 million of the CS Purchase Price Escrow Amount to the former stockholders of ClickSWITCH during the three months ended September 30, 2021, bringing the balance of the CS Purchase Price Escrow Amount to zero. At closing, the Company also deposited into an escrow account $0.3 million of the initial consideration, or CS Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers. To the extent not utilized, 50% of the remaining CS Escrow Amount shall be paid to the former equity holders of ClickSWITCH at the end of a 12-month period, with the remaining 50% to be paid at the end of an 18-month period, in each case unless there are any unresolved claims remaining at that time. The total purchase price is as follows:

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Purchase Consideration
Cash purchase price	$62,500
Estimated working capital and other adjustments	3,008
Total purchase price	$65,508
The Company recorded the purchase of ClickSWITCH using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of ClickSWITCH's operations are included in the Company's consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $1.1 million related to the ClickSWITCH acquisition were expensed as incurred during the twelve months ended December 31, 2021, and were recorded within acquisition related expenses in the consolidated statements of comprehensive loss.
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
The estimated fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives (in Years)
Customer relationships	$1,495	4
Non-compete agreements	570	2 - 3
Acquired technology	10,740	6
Total acquisition-related intangible assets	$12,805
The fair value of the intangible assets was based on the income approach using various methods such as with and without and multi-period excess earnings. Intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to six years. The acquisition is a stock acquisition for tax purposes, resulting in no additional amortizable tax basis in goodwill.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The results of operations of ClickSWITCH have been included in the Company's consolidated financial statements from the date of the acquisition. The acquisition of ClickSWITCH did not have a material impact on the Company's consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
The Company accrues for payouts contingent upon continued and future employment of acquired employees and contractors of PrecisionLender, and the unpaid amounts due to the continuing employees are recorded in accrued compensation in the consolidated balance sheets. Compensation expense recognized under these agreements, which is included in cost of revenues in the consolidated statements of comprehensive loss, was $0.4 million, $0.9 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and compensation expense recognized under these agreements included in acquisition related costs in the consolidated statements of comprehensive loss was $1.5 million, $2.7 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company paid $2.2 million and $3.7 million to acquired employees during the years ended December 31, 2021 and 2020, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2021:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$170,907	$170,907	$—	$—
Certificates of deposit	25,090	—	25,090	—
	$195,997	$170,907	$25,090	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$44,219	$—	$44,219	$—
Certificates of deposit	12,161	—	12,161	—
U.S. government securities	48,498	—	48,498	—
	$104,878	$—	$104,878	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2021 and 2020 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company's cash was $126.9 million and $173.2 million, respectively.
A summary of the cash equivalents and investments as of December 31, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$170,907	$—	$—	$170,907
Certificates of deposit	25,090	—	—	25,090
	$195,997	$—	$—	$195,997

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$44,282	$3	$(66)	$44,219
Certificates of deposit	12,161	—	—	12,161
U.S. government securities	48,658	—	(160)	$48,498
	$105,101	$3	$(226)	$104,878
A summary of the cash equivalents and investments as of December 31, 2020 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$188,469	$—	$—	$188,469
Certificates of deposit	25,028	—	—	25,028
Corporate bonds and commercial paper	997	—	(1)	996
U.S. government securities	19,999	—	—	19,999
	$234,493	$—	$(1)	$234,492

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,233	$15	$(9)	$31,239
Certificates of deposit	10,007	—	—	10,007
U.S. government securities	90,120	—	(14)	90,106
	$131,360	$15	$(23)	$131,352
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2021	2020
Due within one year or less	$63,935	$131,352
Due after one year through five years	40,943	—
	$104,878	$131,352
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero during the years ended December 31, 2021 and 2020.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2021:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$48,658	$(160)	$48,498
Corporate bonds and commercial paper	41,500	(66)	41,434
	$90,158	$(226)	$89,932

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of December 31, 2020:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$90,120	$(14)	$90,106
Corporate bonds and commercial paper	21,445	(9)	21,436
	$111,565	$(23)	$111,542
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2021	2020
Deferred solution costs	$17,428	$12,487
Deferred commissions	7,648	6,555
Deferred solution and other costs, current portion	$25,076	$19,042

Deferred solution costs	$8,389	$11,075
Deferred commissions	18,541	21,707
Deferred solution and other costs, net of current portion	$26,930	$32,782
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2021	2020
Computer hardware and equipment	$59,843	$51,570
Purchased software and licenses	15,284	10,219
Furniture and fixtures	8,953	7,396
Leasehold improvements	26,169	15,202
	110,249	84,387
Accumulated depreciation	(43,641)	(34,829)
Property and equipment, net	$66,608	$49,558
Depreciation expense was $15.6 million, $11.8 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million and $462.3 million at December 31, 2021 and 2020, respectively. During the second quarter of 2021, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. Goodwill represents the excess purchase price over the fair value of assets acquired. The Company has one operating segment and one reporting unit. Goodwill is tested for impairment on an annual basis in the fourth quarter of the fiscal year, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach based on the market capitalization of the reporting unit. The annual impairment test was performed as of October 31, 2021 and no impairment of goodwill was identified during 2021, nor has any impairment of goodwill been recorded to date.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Intangible assets at December 31, 2021 and 2020 were as follows:

	As of December 31, 2021			As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(28,349)	$34,436	$64,405	$(18,568)	$45,837
Non-compete agreements	13,275	(5,898)	7,377	12,705	(3,205)	9,500
Trademarks	19,870	(5,858)	14,012	19,870	(3,612)	16,258
Acquired technology	152,080	(52,220)	99,860	141,340	(30,256)	111,084
Capitalized software development costs	10,969	(4,193)	6,776	5,103	(2,923)	2,180
	$258,979	$(96,518)	$162,461	$243,423	$(58,564)	$184,859
The estimated useful lives and weighted average amortization periods for intangible assets at December 31, 2021 are as follows (in years):

	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	4 - 5	2.8
Non-compete agreements	2 - 5	2.8
Trademarks	8 - 10	6.4
Acquired technology	5 - 7	4.7
Capitalized software development costs	3 - 5	4.6
Total		4.3
The Company recorded intangible assets from the business combinations discussed in Note 3 - Business Combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the consolidated statements of comprehensive loss was $22.0 million, $21.3 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense included in operating expenses in the consolidated statements of comprehensive loss was $17.9 million, $17.9 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Gross capitalized software development costs were $11.0 million and $5.1 million as of December 31, 2021 and 2020, respectively. The Company amortized $1.3 million, $0.8 million, and $0.8 million of capitalized software development costs for the years ended December 31, 2021, 2020 and 2019, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2021 was as follows:

Amortization
Year Ended December 31,
2022	$41,666
2023	40,970
2024	35,860
2025	23,620
2026	17,052
Thereafter	3,293
Total amortization	$162,461

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2021	2020
Accrued data center equipment and software purchases	$3,452	$828
Accrued transaction processing fees	3,312	4,434
Accrued partnership termination charges	—	7,619
Accrued professional services	2,201	1,743
Lease restructuring charges	1,325	674
Other	8,053	7,146
Accrued liabilities	$18,343	$22,444
10. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases office space with lease terms of approximately ten years, with the options to extend the leases on the second building. The Company also leases office space in U.S. cities located in Nebraska, Iowa, Georgia, North Carolina, California, Texas and Minnesota. Internationally the Company leases offices in India, Australia and the United Kingdom.
During the year ended December 31, 2021, through the Company's regular assessment process and vacating of facilities, unoccupied lease charges of $2.0 million were recorded for facilities in Georgia, Texas, North Carolina and Nebraska for the related contractual lease payments and fees, less sublease income. During the year ended December 31, 2020, the Company vacated facilities in California, Texas, and a portion of its facilities in North Carolina and recorded unoccupied lease charges of $2.2 million for the remaining contractual lease payments and related fees, less estimated sublease income. During the year ended December 31, 2019, the Company vacated one of its Georgia facilities and recorded an unoccupied lease charge of $0.4 million for the remaining contractual lease payments and related fees, less estimated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $1.3 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.5 million is recorded in other long-term liabilities on the accompanying consolidated balance sheet at December 31, 2021.
The Company believes its current facilities will be adequate for its needs for the current term. Rent expense under operating leases was $7.4 million, $6.6 million and $5.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2021	2020	2019
Lease expense:
Operating lease expense	$10,101	$8,874	$2,289
Sublease income	(1,047)	(691)	(157)
Total lease expense	$9,054	$8,183	$2,132

Other information:
Cash paid for operating lease liabilities	$10,743	$9,326	$2,011
Non-cash acquisition of property and equipment through tenant improvement allowance	$9,692	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2021, 2020 and 2019	$23,310	$3,646	$7,097
Weighted-average remaining lease term - operating leases	8.2 years	6.3 years	6.8 years
Weighted-average discount rate - operating leases	5.2%	5.5%	5.5%
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2021 were as follows:

Operating Leases
Year Ended December 31,
2022	$12,877
2023	12,279
2024	11,147
2025	10,204
2026	9,169
Thereafter	17,561
Total lease payments	$73,237
Less: present value discount	(2,862)
Present value of lease liabilities	$70,375
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year were as follows:

Contractual Commitments
Year Ended December 31,
2022	$37,252
2023	40,929
2024	14,037
2025	359,109
2026	320,936
Thereafter	7,000
Total commitments	$779,263
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
Gain Contingencies
From time to time the Company may recognize a gain contingency, however, recognition will not occur until cash is received. During the year ended December 31, 2021, the Company received a favorable settlement of an ordinary course dispute and recognized a gain of $0.8 million included in interest and other income in the accompanying consolidated statements of comprehensive loss.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
11. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date (1)	Original Principal	Interest Rate per Annum	Effective Interest Rate for Liability Component	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2023 Notes	February 15, 2018	February 15, 2023	$230,000	0.75%	5.88%	$17.4292	$57.38
2026 Notes	June 1, 2019	June 1, 2026	$316,250	0.75%	5.38%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$350,000	0.125%	5.00%	$7.1355	$140.14
____________________________________________________________________________
(1) Unless earlier converted or repurchased in accordance with their terms prior to such date
(2) Subject to adjustment upon the occurrence of certain specified events

As further defined and described below, the 2023 Notes, 2026 Notes and the 2025 Notes are collectively referred to as the Notes.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. Interest is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. As of the exchange date, the carrying value of the 2023 Notes, net of unamortized debt discount and issuance costs, was $42.9 million. The partial exchange of the 2023 Notes resulted in an $8.9 million loss on early debt extinguishment, of which $2.0 million consisted of unamortized debt issuance costs.
In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. As of the repurchase date, the carrying value of the notes, net of unamortized debt discount and issuance costs, was $10.0 million. The partial repurchase of the 2023 Notes resulted in a $1.5 million loss on early debt extinguishment, of which $0.3 million consisted of unamortized debt issuance costs. The Company may repurchase additional 2023 Notes and/or its 2025 Notes and 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. Interest  is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2019.
In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. Interest is payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2021.
The Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with any of the Company's indebtedness that is not so subordinated, are effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's current and future subsidiaries.
On or after June 5, 2023 or November 20, 2023 for the 2026 Notes and 2025 Notes, respectively, the Company may redeem for cash all or any portion of the 2026 or 2025 Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the 2026 or 2025 Notes for redemption, holders may convert all or any portion of their 2026 or 2025 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 or 2025 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 or 2025 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of 2026 or 2025 Notes may convert all or any portion of its 2026 or 2025 Notes until the redemption price has been paid or duly provided for.
On or after November 15, 2022, March 1, 2026 or August 15, 2025 for the 2023 Notes, 2026 Notes and 2025 Notes, respectively, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the Notes.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2022, March 1, 2026 or August 15, 2025 for the 2023 Notes, 2026 Notes and 2025 Notes, respectively, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2018, September 30, 2019 or March 30, 2021 (and only during such calendar quarter), for the 2023 Notes, 2026 Notes and 2025 Notes, respectively, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing each of the Notes) occurs prior to the maturity date, holders of each of the Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2021 and will remain convertible through March 31, 2022. Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing. As of December 31, 2021, the 2026 Notes and 2025 Notes were not convertible.
In accordance with accounting guidance for cash conversion features, the Company valued the liability component for the Notes at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The liability component of the Notes is recorded in long-term debt, and the interest payable is recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2021. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature, and the difference was allocated to additional paid-in capital on the consolidated balance sheet as the carrying amount of the equity component.
In accounting for the transaction costs for the Notes, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the expected life of the Notes using the effective interest method. The liability issuance costs originally totaled $5.3 million, $6.4 million and $5.4 million for the 2023 Notes, 2026 Notes, and 2025 Notes, respectively. Issuance costs attributable to the equity component related to the conversion feature were netted with the equity component. The equity issuance costs originally totaled $1.5 million, $2.9 million and $1.5 million for the 2023 Notes, 2026 Notes and 2025 Notes, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of December 31, 2021			As of December 31, 2020
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$10,908	$316,250	$350,000	$48,035	$316,250	$350,000
Unamortized debt discount	(634)	(56,918)	(59,436)	(4,915)	(67,977)	(73,075)
Unamortized debt issuance costs	(64)	(4,276)	(4,232)	(501)	(5,114)	(5,235)
Net carrying amount	10,210	255,056	286,332	42,619	243,159	271,690

Equity component:
Net carrying amount	$2,321	$81,550	$73,109	$10,217	$81,550	$73,097
The following table sets forth total interest expense recognized related to the 2023 Notes, 2026 Notes and 2025 Notes:

	As of December 31, 2021			As of December 31, 2020			As of December 31, 2019
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Contractual interest expense	$192	$2,372	$436	$1,566	$2,365	$51	$1,725	$593	$—
Amortization of debt issuance costs	215	852	971	999	821	157	1,001	466	—
Amortization of debt discount	1,218	11,026	13,580	9,080	10,696	1,541	9,414	5,740	—
Total	$1,625	$14,250	$14,987	$11,645	$13,882	$1,749	$12,140	$6,799	$—
As of December 31, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized for the 2023 Notes, 2026 Notes, and 2025 Notes was 1.1 years, 4.4 years, and 3.9 years, respectively.
As of December 31, 2021 and 2020, the if-converted values of the 2023 Notes exceeded the principal amount by $4.2 million and $57.9 million, respectively. As of December 31, 2021, the if-converted value of the 2026 Notes did not exceed the principal amount and as of December 31, 2020, the if-converted value exceeded the principal amount by $135.3 million, respectively. These if-converted values were determined based on the closing price of the Company's stock of $79.44 and $126.53 on December 31, 2021 and 2020, respectively.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of December 31, 2021, there remained outstanding Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares.

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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of December 31, 2021, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
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
Capped Call Transactions
In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into two separate capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls each have an initial strike price of $88.6124 and $140.1443 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Notes and 2025 Notes, respectively. The Capped Calls have initial cap prices of $139.00 and $211.54 per share corresponding to the 2026 Notes and 2025 Notes, respectively. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes or 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes or 2025 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million and $39.8 million incurred in connection with the 2026 Note Capped Calls and 2025 Note Capped Calls, respectively, was recorded as a reduction to additional paid-in capital.
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
As of December 31, 2020, a total of 13,322 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2021, 2,500 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2021, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2021, a total of 15,823 shares were allocated for issuance under the 2014 Plan. As of December 31, 2021, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 6,799 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,403 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 7,721 shares of common stock remain available for future issuance under the 2014 Plan.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2021, no shares remain available for future issuance under the 2007 Plan.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company's consolidated statements of comprehensive loss:

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$10,590	$9,888	$6,427
Sales and marketing	11,153	8,770	7,740
Research and development	13,273	12,869	9,864
General and administrative	19,318	17,708	15,347
Total stock-based compensation expense	$54,334	$49,235	$39,378

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock Options
The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated, as there were no stock options granted during the years ended December 31, 2021, 2020 or 2019:

Year Ended December 31, 2018
Risk-free interest rate	2.6%
Expected life (in years)	4.8
Expected volatility	41.0%
Dividend yield	—
Weighted-average grant date fair value per share	$18.14
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2019	2,654	$19.72
Granted	—	—
Exercised	(1,180)	14.15
Forfeited	(55)	39.27
Balance as of December 31, 2019	1,419	23.61
Granted	—	—
Exercised	(720)	19.82
Forfeited	(29)	29.50
Balance as of December 31, 2020	670	27.43
Granted	—	—
Exercised	(307)	19.16
Forfeited	—	—
Balance as of December 31, 2021	363	$34.42
The summary of stock options outstanding as of December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$5.05 - $19.26	7	$16.85	1.0	7	$16.85	1.0
$24.33 - $36.50	338	34.28	2.0	338	34.28	2.0
$39.75 - $59.63	18	44.53	2.9	17	44.42	2.9
	363	$34.42	2.0	362	$34.40	2.0
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2021, 2020 and 2019 was $26.2 million, $53.4 million and $71.0 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $2.4 million and $4.2 million, respectively.
As of December 31, 2021, the aggregate intrinsic value of options outstanding was $16.3 million, the total unrecognized stock-based compensation expense related to stock options was $0.01 million, which the Company expects to recognize over the next 0.2 years.
Restricted Stock Units
The Company's restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	1,937	$43.50
Granted	904	74.75
Vested	(683)	39.10
Forfeited	(206)	49.54
Nonvested as of December 31, 2019	1,952	58.86
Granted	772	82.51
Vested	(752)	54.77
Forfeited	(215)	61.02
Nonvested as of December 31, 2020	1,757	70.74
Granted	786	109.91
Vested	(671)	64.12
Forfeited	(252)	81.89
Nonvested as of December 31, 2021	1,620	$90.75
Total unrecognized stock-based compensation expense related to restricted stock units was $119.8 million, which the Company expects to recognize over a weighted average period of 2.8 years.
Market Stock Units
In 2018, the Company began granting market stock units to certain executives under the 2014 Plan. The market stock units are performance-based awards that vest based upon the Company's relative stockholder return. For market stock units granted prior to fiscal 2021, the actual number of market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over the three-year performance period. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the first and second years of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock relative to the Index during the performance period. Beginning March 2021, the actual number of newly granted market stock units that will be eligible to vest is based on the total stockholder return of the Company relative to the total stockholder return of the Index over a two-year and three-year performance period. Up to one-third of the target shares of the Company's common stock subject to each market stock unit award are eligible to be earned after the two-year of the performance period and up to 200% of the full target number of shares subject to each market stock unit award are eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of the Company's common stock relative to the Index during the performance period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Market stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2019	260	$21.98
Granted	264	30.31
Vested	(87)	12.76
Forfeited	(3)	26.34
Nonvested as of December 31, 2019	434	28.85
Granted	148	32.85
Vested	(164)	15.71
Forfeited	(48)	33.46
Nonvested as of December 31, 2020	370	35.67
Granted	125	77.63
Change in awards based on performance(1)	206	39.67
Vested	(390)	33.49
Forfeited	(30)	40.19
Nonvested as of December 31, 2021	281	$59.74
________________________________________________________________________
(1)Represents the change in the number of MSUs earned based on performance achievement for the performance period.
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
Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the year ended December 31, 2021, 2020, and 2019 are as follows:

	As of December 31,
	2021	2020	2019
Volatility	42.3 - 43.5%	31.3 - 42.8%	30.7 - 31.3%
Risk-free interest rate	0.3 - 1.0%	0.2 - 0.6%	1.6 - 2.4%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
Total unrecognized stock-based compensation expense related to market stock units was $9.0 million, which the Company expects to recognize over a weighted average period of 2.0 years.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2021	2020
U.S.	$(114,127)	$(138,119)
Non-U.S.	3,024	1,915
Loss before income taxes	$(111,103)	$(136,204)
The components of the Company's (benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Foreign	$959	$(104)	$918
State	144	240	101
Total current taxes	$1,103	$136	$1,019
Deferred taxes:
Federal	$419	$508	$129
Change in valuation allowance - acquisitions	(74)	—	(14,994)
Foreign	(127)	180	(113)
State	322	592	1,472
Total deferred taxes	540	1,280	(13,506)
(Benefit from) provision for income taxes	$1,643	$1,416	$(12,487)
The Company had federal net operating loss carryforwards of approximately $633.8 million and $536.5 million at December 31, 2021 and 2020, respectively, which $201.2 million will expire at various dates beginning in 2026, if not utilized, and $432.6 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held state tax credits of $3.0 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively, and federal R&D tax credits of $8.9 million and $8.2 million for the years ended December 31, 2021 and 2020, respectively. The federal and state R&D tax credit carry overs will begin to expire in 2033, if not utilized.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
NOL and credit carryforwards	$161,425	$140,897
Deferred revenue	16,406	14,197
Accrued expenses and other	8,093	8,254
Stock-based compensation	7,776	6,087
Lease liabilities	17,160	10,668
Interest expense carryforwards	14,795	13,550
Convertible debt hedge	15,074	19,518
Total deferred tax assets	240,729	213,171
Deferred tax liabilities:
Deferred expenses	(12,371)	(12,667)
Convertible debt	(28,615)	(36,044)
Depreciation and amortization	(27,779)	(29,675)
Capitalized software	(1,657)	(538)
Right of use assets	(12,737)	(8,478)
Total deferred tax liabilities	(83,159)	(87,402)
Deferred tax assets less tax liabilities	157,570	125,769
Less: valuation allowance	(159,778)	(127,362)
Net deferred tax liability	$(2,208)	$(1,593)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2021, the valuation allowance increased by approximately $33.5 million due to continuing operations and $2.1 million due to the current year acquisition. The valuation allowance included a reduction of $3.2 million related to a convertible debt transaction and is recorded to paid in capital.
At December 31, 2021, the Company did not provide any U.S. income or foreign withholding taxes on approximately $5.7 million of certain foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company's benefit from (provision for) income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2021, 2020, and 2019, respectively, primarily as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of:
Increase in deferred tax valuation allowance	(30.2)	(35.8)	(50.6)
Stock compensation	14.5	11.4	20.7
Acquisitions	(0.2)	(0.6)	15.8
R&D credit	—	0.1	4.8
State taxes, net of federal benefit	3.9	4.6	7.1
Change in uncertain tax positions	(2.2)	—	—
Executive compensation	(7.4)	(2.5)	(3.3)
Other permanent items	(0.9)	0.9	(0.4)
Income tax benefit (provision) effective rate	(1.5)%	(0.9)%	15.1%
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2018. Operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2018 through 2021 remain open to examination by all the major taxing jurisdictions to which the Company is subject, and the Company is currently under examination by the state of Texas.
The total amount of uncertain tax positions as of December 31, 2021 and 2020 was $2.6 million and $0.4 million, respectively. The reconciliation of uncertain tax positions at the beginning and end of the year is as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$358	$10,738
Gross increase (decrease) related to prior year positions	2,568	(10,460)
Gross decrease related to settlements	(358)	—
Gross increase related to current year positions	—	80
Ending balance	$2,568	$358
At December 31, 2021, approximately $2.6 million, including interest, would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2021, the Company had no accrued interest. The Company believes it is reasonably possible that $2.6 million of its unrecognized tax benefits will be resolved within the next 12 months due to amended state tax returns. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

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
The Company makes matching contributions equal to 25% of employee contributions, which could be applied to up to 6% of each participant's compensation beginning in 2018. Employees with at least 90 days of continuous service are eligible to participate, and certain employees are eligible for matching contributions after one year of continuous service. The Company's contributions vest 50% after one year of continuous service and 100% after two years of continuous service. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $5.4 million, $2.7 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
17. Related Parties
For the each of the years ended December 31, 2021, 2020 and 2019, the Company recorded revenues from a related-party customer of $0.6 million.