Form 10-Q
period 2022-03-31
Q2 Holdings, Inc.
filed 2022-05-03
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,199,798 shares of Common Stock, $0.0001 par value per share as of April 30, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,544	$322,848
Restricted cash	2,978	2,973
Investments	188,144	104,878
Accounts receivable, net	36,601	46,979
Contract assets, current portion, net	2,994	1,845
Prepaid expenses and other current assets	22,927	10,531
Deferred solution and other costs, current portion	25,028	25,076
Deferred implementation costs, current portion	7,374	7,320
Total current assets	511,590	522,450
Property and equipment, net	63,343	66,608
Right of use assets	50,541	52,278
Deferred solution and other costs, net of current portion	27,171	26,930
Deferred implementation costs, net of current portion	17,487	17,039
Intangible assets, net	156,306	162,461
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	22,753	22,103
Other long-term assets	2,044	2,307
Total assets	$1,364,104	$1,385,045
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,418	$10,597
Accrued liabilities	15,528	18,343
Accrued compensation	19,510	31,725
Convertible notes, current portion	10,855	—
Deferred revenues, current portion	103,322	98,692
Lease liabilities, current portion	9,214	9,001
Total current liabilities	171,847	168,358
Convertible notes, net of current portion	655,809	551,598
Deferred revenues, net of current portion	26,205	29,168
Lease liabilities, net of current portion	59,008	61,374
Other long-term liabilities	5,048	4,251
Total liabilities	917,917	814,749
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 57,200 issued and outstanding as of March 31, 2022 and 56,928 shares issued and outstanding as of December 31, 2021	6	6
Additional paid-in capital	922,365	1,064,358
Accumulated other comprehensive loss	(1,298)	(135)
Accumulated deficit	(474,886)	(493,933)
Total stockholders' equity	446,187	570,296
Total liabilities and stockholders' equity	$1,364,104	$1,385,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$134,071	$116,520
Cost of revenues	73,672	63,319
Gross profit	60,399	53,201
Operating expenses:
Sales and marketing	25,266	19,816
Research and development	31,131	26,795
General and administrative	20,568	18,834
Acquisition related costs	3	850
Amortization of acquired intangibles	4,422	4,419
Unoccupied lease charges	408	—
Total operating expenses	81,798	70,714
Loss from operations	(21,399)	(17,513)
Other income (expense):
Interest and other income	915	179
Interest and other expense	(1,711)	(8,186)
Total other income (expense), net	(796)	(8,007)
Loss before income taxes	(22,195)	(25,520)
Provision for income taxes	(1,364)	(135)
Net loss	$(23,559)	$(25,655)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(1,073)	19
Foreign currency translation adjustment	(90)	2
Comprehensive loss	$(24,722)	$(25,634)
Net loss per common share, basic and diluted	$(0.41)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	57,015	55,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Total stockholders' equity, beginning balances	$570,296	$643,364

Common stock and additional paid-in capital:
Beginning balances	1,064,364	1,024,583
Stock-based compensation expense	14,855	13,463
Exercise of stock options	131	1,902
Shares acquired to settle the exercise of stock options	—	(121)
Cumulative effect of the adoption of new accounting standard	(156,979)	—
Ending balances	922,371	1,039,827

Accumulated deficit:
Beginning balances	(493,933)	(381,187)
Cumulative effect of the adoption of new accounting standard	42,606	—
Net loss	(23,559)	(25,655)
Ending balances	(474,886)	(406,842)

Accumulated other comprehensive income (loss):
Beginning balances	(135)	(32)
Other comprehensive income (loss)	(1,163)	21
Ending balances	(1,298)	(11)

Total stockholders' equity, ending balances	$446,187	$632,974

Common stock (in shares):
Beginning balances	56,928	55,562
Shares acquired to settle the exercise of stock options	—	(1)
Exercise of stock options	7	115
Shares issued for the vesting of restricted stock awards	265	604
Ending balances	57,200	56,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,559)	$(25,655)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	5,722	6,088
Depreciation and amortization	14,919	12,912
Amortization of debt issuance costs	676	505
Amortization of debt discount	—	6,501
Amortization of premiums on investments	312	76
Stock-based compensation expense	14,855	13,463
Deferred income taxes	875	96
Allowance for credit losses	(105)	(11)
Allowance for sales credits	19	22
Loss on disposal of long-lived assets	(12)	—
Unoccupied lease charges	408	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,464	356
Prepaid expenses and other current assets	(12,410)	(8,305)
Deferred solution and other costs	(3,112)	(6,742)
Deferred implementation costs	(3,308)	(3,473)
Contract assets, net	(1,798)	(943)
Other long-term assets	2,006	1,630
Accounts payable	3,247	3,106
Accrued liabilities	(12,920)	(11,479)
Deferred revenues	1,666	8,377
Deferred rent and other long-term liabilities	(2,566)	(2,002)
Net cash used in operating activities	(4,621)	(5,478)
Cash flows from investing activities:
Purchases of investments	(102,749)	(41,554)
Maturities of investments	18,097	14,989
Purchases of property and equipment	(3,866)	(6,111)
Capitalized software development costs	(4,291)	(822)
Net cash used in investing activities	(92,809)	(33,498)
Cash flows from financing activities:
Proceeds from exercise of stock options	131	1,971
Net cash provided by financing activities	131	1,971
Net decrease in cash, cash equivalents, and restricted cash	(97,299)	(37,005)
Cash, cash equivalents, and restricted cash, beginning of period	325,821	411,185
Cash, cash equivalents, and restricted cash, end of period	$228,522	$374,180
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$121	$164
Cash paid for interest	$41	$180
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$—	$(121)
Property and equipment acquired and included in accounts payable and accrued liabilities	$322	$5,240
Property and equipment acquired through tenant improvement allowance	$—	$4,707
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$449
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 16, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2022 and 2021. A single customer accounted for 10% and 14% of accounts receivable, net, as of March 31, 2022 and as of December 31, 2021, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenues or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the accompanying condensed consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the accompanying condensed consolidated balance sheets at the end of each reporting period.
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.1 million and zero in expected losses for the three months ended March 31, 2022 and 2021, respectively, of which zero has been written off and charged against the allowance at each of March 31, 2022 and December 31, 2021. The allowance for credit losses related to contract assets was $0.4 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $5.1 million and $4.8 million were included in the accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero and $0.1 million for expected losses for the three months ended March 31, 2022 and 2021, respectively, and $0.1 million and $0.2 million has been written off and charged against the allowance as of March 31, 2022 and December 31, 2021, respectively. The allowance for credit losses related to accounts receivable was $0.4 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.8 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively.
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
The net increase in the deferred revenue balance for the three months ended March 31, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $133.7 million for current year invoices, $1.9 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $95.7 million of revenue recognized from current year invoices and $38.3 million of revenue that was included in the deferred revenue balance as of December 31, 2021. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On March 31, 2022, the Company had $1.39 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in the next 24 months, an additional 40% in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are direct and incremental to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability, and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, and over the term of the agreement for other contracts. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
estimated useful life of the technology. The Company monitors deferred implementation costs for impairment and records impairment when customers terminate or allow services to lapse, due to contract modifications, and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheet and in cost of revenues in the consolidated statements of comprehensive loss.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.3 million and $3.5 million during the three months ended March 31, 2022 and 2021, respectively, and recognized $2.8 million and $2.7 million of amortization during the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission expenses are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and bonuses for those involved in the sale, including direct employees and team members which are incremental to the sale and their associated management, as these are incremental to the sale. Substantially all commissions are paid in a single payment once the contract has been executed and the initial deposit has been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, and over the term of the agreement for other contracts. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology.
The Company analyzes capitalized solution and other costs to assess their recoverability. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $4.4 million and $3.1 million in deferred commissions costs during the three months ended March 31, 2022 and 2021, respectively, and recognized $2.9 million and $3.4 million of amortization during the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.
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
In connection with the Company's business combinations, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. Amounts allocated to the acquired intangible assets are amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2022	2021
Subscription	$96,584	$85,071
Transactional	17,049	16,283
Services and Other	20,438	15,166
Total Revenues	$134,071	$116,520
Subscription Revenues
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications, including contractual periodic price increases, are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Periodic price increases are estimated at contract inception where appropriate and result in contract assets as revenue recognition may exceed the amount billed early in the contract. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.

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
Transactional Revenues
The Company generates the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from fees generated when End Users utilize debit cards integrated with its Q2 CorePro API or Q2 Biller Direct products. The Company recognizes revenue for bill-pay transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for new digital banking and lending platform and other standalone contracts, and there is a significant level of integration and configuration for each customer. The Company's revenue for upfront implementation services is billed upfront and generally recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Upfront implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company partners with third-party professional system integrators to support the installation and configuration process for certain products, and therefore, the Company has determined that these services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
Professional services revenues, which primarily consist of training, advisory services, core conversion services, web design, and other general professional services, are generally billed and recognized when delivered. Premier Services revenue is generated from select established customer relationships where the Company has engaged with the customer for more tailored, premium professional services, or Premier Services, resulting in a deeper and ongoing level of engagement with them. Other also includes certain debit card related pass-through fees that are not directly tied to card utilization.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations across the majority of our markets and product offerings are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that for certain aspects of its lending platform the implementation services included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of March 31, 2022.
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
Cost of Revenues
Cost of revenues are comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, the amortization of capitalized software development costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs and referral fees. Direct costs of third-party intellectual property include amounts paid for third-party licenses and related maintenance that are incorporated into the Company's software and the amortization of acquired technology from the Company's recent acquisitions, with the costs amortized to cost of revenues over the useful lives of the purchased assets.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products, upgrades and enhancements when released or made available. Internal-use software is amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the condensed consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
The Company capitalized software development costs in the amount of $4.3 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. The Company recognized $0.4 million and $0.2 million of amortization for each of the three months ended March 31, 2022 and 2021, respectively.
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
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $1.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, and consultants are measured at fair value at each grant date. The Company does not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on the Company's stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with anywhere from zero to up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after the first and second years and anywhere from zero to up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of the Company's common stock

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from approximately the date of grant, with anywhere from zero to up to one-third of the target shares of the Company's common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and anywhere from zero to up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of the Company's common stock relative to the Index during the performance period. From time to time, the Company may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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
Effective January 3, 2022, the Company implemented its Employee Stock Purchase Plan, or ESPP, previously approved by the Company's board of directors and stockholders in March 2014. The ESPP generally permits domestic employees who meet certain criteria to purchase the Company's common stock through payroll deductions during six month offering periods. As is permitted under the ESPP, the initial offering period will extend for four months from February 1, 2022 through May 31, 2022. For fiscal 2022, unless otherwise determined by the compensation committee of the board of directors, there will be additional six-month offerings periods commencing on each of June 1 and December 1. Except as otherwise determined by the compensation committee of the board of directors, for all subsequent years the offering periods will begin each June 1 and December 1. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company's common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized straight-line over the withholding period. The Company recognizes compensation expense ratably over the requisite service period.
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of March 31, 2022, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
When accounting for the issuance of convertible notes, prior to the adoption of ASU 2020-06, the Company separated each of the convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represented debt discounts that were amortized to interest expense over the respective terms of the convertible notes at effective interest rates of 5.88%, 5.38% and 5.00% for the 2023 Notes, 2026 Notes and 2025 Notes, respectively. The equity components were not remeasured as long as they continued to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components were amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the liability and equity components and accounted for the Notes wholly as debt. The Company also reversed the amortization of the debt discount with the cumulative adjustment to retained earnings on the adoption date. As such, the debt is no longer recorded at a discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method. Refer to the "Recent Accounting Pronouncements" section below for more detail on the adoption impacts.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of March 31, 2022, the Company had no finance leases.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit or expense taken by the Company in its tax filings or positions is more likely than not to be realized. The Company believes it has accrued adequate reserves related to its uncertain tax positions; however, ultimate determination of the Company's liability is subject to audit by taxing authorities in the ordinary course of business. The Company records interest and penalties associated with any uncertain tax positions as a component of income tax expense.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(23,559)	$(25,655)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,015	55,798
Net loss per common share, basic and diluted	$(0.41)	$(0.46)
Due to net losses for each of the three months ended March 31, 2022 and 2021, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2022	2021
Stock options, restricted stock units, and market stock units	3,194	2,784
Shares related to convertible notes	6,256	1,477
Shares subject to warrants related to the issuance of the 2023 Notes	—	307
	9,450	4,568
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of the convertible senior notes was calculated using the if-converted method for the three months ended March 31, 2022. The Company's convertible senior notes were calculated using the treasury stock method for the three months ended March 31, 2021. Refer to discussion within "Recent Accounting Pronouncements" below for further details. The exercise rights of the Warrants issued in connection with the 2023 Notes will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company’s common stock for a given period exceeds the conversion price of $78.75 per share. However, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company adopted the new guidance effective January 1, 2022, using the modified retrospective approach. The impact resulted in an increase to the convertible notes balance of $114.4 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to the additional paid in capital balance of $157.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of $42.6 million. As a result of the adoption, non-cash interest expense was lower for the three months ended March 31, 2022 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Company's condensed consolidated statement of cash flows. Additionally, ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company has adopted the provisions of the new standard effective January 1, 2022. There was no impact on the Company's condensed consolidated financial statements as of the adoption date.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which clarifies and reduces diversity in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Issuers should apply the new standard prospectively to business combinations occurring on or after the effective date of the new standard. The Company has early adopted the provisions of the new standard effective January 1, 2022. There was no impact on the Company's condensed consolidated financial statements as of the adoption date.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2022:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$86,720	$86,720	$—	$—
Certificates of deposit	25,103	—	25,103	—
	$111,823	$86,720	$25,103	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$55,753	$—	$55,753	$—
Certificates of deposit	12,406	—	12,406	—
U.S. government securities	119,985	—	119,985	—
	$188,144	$—	$188,144	$—
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
4. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2022 and December 31, 2021 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit and money market funds.
The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended March 31, 2022 or 2021.
As of March 31, 2022 and December 31, 2021, the Company's cash was $113.7 million and $126.9 million, respectively.
A summary of the Company's cash equivalents and investments as of March 31, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,720	$—	$—	$86,720
Certificates of deposit	25,103	—	—	25,103
	$111,823	$—	$—	$111,823
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$56,126	$2	$(375)	$55,753
Certificates of deposit	12,406	—	—	12,406
U.S. government securities	120,909	2	(926)	119,985
	$189,441	$4	$(1,301)	$188,144

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments as of December 31, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$170,907	$—	$—	$170,907
Certificates of deposit	25,090	—	—	25,090
	$195,997	$—	$—	$195,997
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$44,282	$3	$(66)	$44,219
Certificates of deposit	12,161	—	—	12,161
U.S. government securities	48,658	—	(160)	48,498
	$105,101	$3	$(226)	$104,878
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
The following table summarizes the estimated fair value of the Company's investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2022	December 31, 2021
Due within one year or less	$140,561	$63,935
Due after one year through five years	47,583	40,943
	$188,144	$104,878
The Company has certain available-for-sale investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2022 and December 31, 2021.
The following table shows the fair values and the gross unrealized losses of these available-for-sale investments aggregated by investment category as of March 31, 2022.

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$108,427	$(926)	$107,501
Corporate bonds and commercial paper	52,190	(375)	51,815
	$160,617	$(1,301)	$159,316

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
5. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at each of March 31, 2022 and December 31, 2021. On April 1, 2021, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding equity interests of ClickSWITCH Holdings Inc, or ClickSWITCH, a privately-owned provider of digital account switching solutions. As such, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. The annual impairment test was performed as of October 31, 2021 and no impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022			As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(31,507)	$31,278	$62,785	$(28,349)	$34,436
Non-compete agreements	13,275	(6,584)	6,691	13,275	(5,898)	7,377
Trademarks	19,870	(6,420)	13,450	19,870	(5,858)	14,012
Acquired technology	152,080	(57,823)	94,257	152,080	(52,220)	99,860
Capitalized software development costs	12,718	(2,088)	10,630	10,969	(4,193)	6,776
	$260,728	$(104,422)	$156,306	$258,979	$(96,518)	$162,461
The Company recorded intangible assets primarily from various prior business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.6 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.4 million for each of the three months ended March 31, 2022 and 2021, respectively. The Company amortized $0.4 million and $0.2 million of capitalized software development costs for the three months ended March 31, 2022 and 2021, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2022 was as follows:

Amortization
Year Ended December 31,
2022 (April 1 to December 31)	$31,840
2023	41,828
2024	36,719
2025	24,479
2026	17,910
Thereafter	3,530
Total amortization	$156,306

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
6. Commitments and Contingencies
Operating Lease Commitments
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases office space with lease terms of approximately ten years, with the options to extend the leases on the second building. The Company also leases office space in U.S. cities located in Nebraska, Iowa, Georgia, North Carolina, California, Texas and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom.
During the three months ended March 31, 2022, through the Company's regular assessment process, additional unoccupied lease charges of $0.4 million were recorded for facilities in Texas and North Carolina for the related contractual lease payments and fees, less anticipated sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $1.2 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.5 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at March 31, 2022.
The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $2.0 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2022 were as follows:

Operating Leases
Year Ended December 31,
2022 (April 1 to December 31)	$9,697
2023	12,279
2024	11,146
2025	10,203
2026	9,167
Thereafter	17,559
Total lease payments	$70,051
Less: present value discount	(1,829)
Present value of lease liabilities	$68,222
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
In 2020, the Company entered into a long-term stadium sponsorship agreement, beginning in 2021 and ending in 2028, which grants the Company exclusive naming rights, sponsorship, signage, advertising and other promotional rights and benefits. The advertising expense for these rights is amortized on a straight-line basis and recorded in sales and marketing expense in the consolidated statements of comprehensive loss. The prepaid commitment balance, net of amortization, is included in prepaid expenses and other current assets in the consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at March 31, 2022 were as follows:

Contractual Commitments
Year Ended December 31,
2022 (April 1 to December 31)	$24,134
2023	42,081
2024	14,717
2025	359,109
2026	320,936
Thereafter	7,000
Total commitments	$767,977
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
Gain Contingencies
From time to time the Company may realize a gain contingency, however, recognition will not occur until cash is received. During the three months ended March 31, 2022, the Company received a favorable settlement of an ordinary course dispute and recognized a gain of $0.7 million included in interest and other income in the accompanying condensed consolidated statements of comprehensive loss.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
7. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date (1)	Original Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2023 Notes	February 15, 2018	February 15, 2023	230,000	0.75%	$17.4292	$57.38
2026 Notes	June 1, 2019	June 1, 2026	316,250	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	350,000	0.125%	$7.1355	$140.14
___________________________________________________________________________
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. Interest is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. As of the exchange date, the carrying value of the 2023 Notes, net of unamortized debt discount and issuance costs, was $42.9 million. The partial exchange of the 2023 Notes resulted in an $8.9 million loss on early debt extinguishment in fiscal year 2020, of which $2.0 million consisted of unamortized debt issuance costs.
In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. As of the repurchase date, the carrying value of the notes, net of unamortized debt discount and issuance costs, was $10.0 million. The partial repurchase of the 2023 Notes resulted in a $1.5 million loss on early debt extinguishment in fiscal year 2021, of which $0.3 million consisted of unamortized debt issuance costs. The Company may repurchase additional 2023 Notes and/or its 2025 Notes and 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2022 and remained convertible through March 31, 2022. Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing. As of March 31, 2022, the 2023 Notes, 2026 Notes and 2025 Notes were not convertible.
Prior to the adoption of ASU 2020-06 and in accordance with accounting guidance for cash conversion features, the Company valued the liability component for the Notes at the estimated fair value, as of the date of issuance, of a similar debt without the conversion feature. The liability component of the Notes was recorded in long-term debt. The Company recorded the difference between the initial proceeds of the convertible debt and the fair value of the conversion feature to additional paid-in capital as the carrying amount of the equity component. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an effective interest rate of 5.88%, 5.38% and 5.00% for the 2023 Notes, 2026 Notes and 2025 Notes, respectively. Upon adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the liability and equity components and accounted for the Notes wholly as debt. The Company also reversed the debt discount, with a cumulative adjustment to retained earnings on the adoption date.
In accounting for the transaction costs for the Notes, prior to the adoption of ASU 2020-06, the Company allocated the costs incurred to the liability and equity components in proportion to the allocation of the proceeds from issuance to the liability and equity components. Issuance costs attributable to the liability component were amortized to expense over the expected life of the Notes using the effective interest method. The liability issuance costs originally totaled $5.3 million, $6.4 million and $5.4 million for the 2023 Notes, 2026 Notes, and 2025 Notes, respectively. Issuance costs attributable to the equity component related to the conversion feature were netted with the equity component. The equity issuance costs originally totaled $1.5 million, $2.9 million and $1.5 million for the 2023 Notes, 2026 Notes and 2025 Notes, respectively. Upon the adoption of ASU 2020-06, the Company reversed the separation of the liability and equity components and accounted for the entire amount as debt issuance costs that will be amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. Refer to Note 2, "Summary of Significant Accounting Policies" for further details on the impact of adoption.
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of March 31, 2022			As of December 31, 2021
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$10,908	$316,250	$350,000	$10,908	$316,250	$350,000
Unamortized debt discount (1)	—	—	—	(634)	(56,918)	(59,436)
Unamortized debt issuance costs (1)	(53)	(5,540)	(4,901)	(64)	(4,276)	(4,232)
Net carrying amount	10,855	310,710	345,099	10,210	255,056	286,332

Equity component:
Net carrying amount (1)	$—	$—	$—	$2,321	$81,550	$73,109
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$723	$792
Amortization of debt issuance costs (1)	676	505
Amortization of debt discount (1)	—	6,501
Total	$1,399	$7,798
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
As of March 31, 2022, the remaining period over which the debt issuance costs will be amortized for the 2023 Notes, 2026 Notes and 2025 Notes was 0.9 years, 4.2 years and 3.6 years, respectively.
As of March 31, 2022, the if-converted values of the 2023 Notes exceeded the principal amount by $0.8 million. As of March 31, 2022, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. These if-converted values were determined based on the closing price of the Company's stock of $61.65 on March 31, 2022.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of March 31, 2022, there remained outstanding Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of March 31, 2022, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Capped Call Transactions
In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into two separate capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls associated with the 2025 Notes have an initial strike price of $140.1443 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls associated with the 2026 Notes have an initial cap price of $139.00 per share. The Capped Calls associated with the 2025 Notes have an initial cap price of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes or 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes or 2025 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital. The cost of $39.8 million incurred in connection with the Capped Calls associated with the 2025 Notes was recorded as a reduction to additional paid-in capital.
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
As of December 31, 2021, a total of 15,823 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2022, 2,562 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2022, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2022 a total of 18,385 shares were allocated for issuance under the 2014 Plan. As of March 31, 2022, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 8,163 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,566 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 9,082 shares of common stock remain available for future issuance under the 2014 Plan.
In March 2014, the Company also adopted the ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. The Company has reserved 800 shares of common stock for future issuance under the ESPP. The ESPP's initial four-month purchase period began in February 2022. Accordingly, no shares of the Company's common stock had been purchased or distributed pursuant to the ESPP as of March 31, 2022.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of March 31, 2022, no shares remain available for future issuance under the 2007 Plan.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$2,739	$2,535
Sales and marketing	3,326	2,537
Research and development	2,852	3,145
General and administrative	5,102	4,878
Total stock-based compensation expense	$14,019	$13,095
9. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2022 is based on the estimated annual effective tax rate for fiscal year 2022. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (6.1)% and (0.5)% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses in the United States.
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
At March 31, 2022, the Company had $3.2 million in uncertain tax positions representing a $0.6 million increase, including an insignificant amount of accrued interest, from the balance at December 31, 2021. Of this amount, $0.6 million resulted in an income tax expense during the three months ended March 31, 2022. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2018 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under audit by the State of Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, including the COVID-19 pandemic and the associated efforts to limit the spread of the disease, and the general economic and geopolitical impacts of Russia’s invasion of Ukraine, including (i) the heightened risk of cyber-attacks on financial services and other critical infrastructure, and (ii) continued or increased inflation caused by increased energy costs or other unpredictable economic impacts that may negatively affect demand for our solutions. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, or the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking solutions; lending solutions; an open technology platform, the Q2 Innovation Studio, that accelerates innovation by enabling a partnership ecosystem on the Q2 platform in which FinTechs and other digital solution providers can embed their offerings and customers can develop their own applications; and a comprehensive banking as a service, or BaaS, solution, which we re-branded as Helix in February 2022, that enables innovative companies to incorporate banking directly into their products. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their brands, and integrate traditional and emerging financial services, ultimately enhancing End-User acquisition, engagement and retention and improving operational efficiencies and profitability.
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

We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 17 years ago, Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans digital banking, lending, lending profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.
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
We believe we have a significant opportunity to continue to grow our business, and the investments we are making are positioning us to realize revenue growth and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of any associated benefit which at times may make it difficult to determine if we are effectively allocating our resources. If we are successful in growing our revenues by increasing the number of customers and scope of our customer relationships, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term.

We sell our solutions primarily through our professional sales organization. While the financial institutions market is well-defined due to the regulatory classifications of those financial institutions, markets for FinTechs, Alt-FIs and brands are broader and more difficult to define due to the changing number of providers in each market. Over the long term, we intend to continue to invest in additional sales representatives to identify and address opportunities in the financial institution, FinTech, Alt-FI and Brand markets across the U.S. and internationally and to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
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
We believe that delivery of consistent, high-quality customer support is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer service organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry. As our business grows, we intend to continue to invest in and grow our services and delivery organization to support our customers' needs, help them through their digital transformation, deliver our solutions in a timely manner and maintain our strong reputation.
COVID-19 Pandemic
Global health concerns with respect to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused disruption to the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity, including consumer and business spending. While there has been significant economic recovery in certain markets due to broad vaccination availability, loosening of lock-down measures and business re-openings, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, increased employee attrition, skilled labor shortages, wage inflation and businesses and labor markets navigating how they will operate post-pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the continued duration, severity and spread of the pandemic, including new variants, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the predictability and success of any re-opening efforts, the impacts of the pandemic on labor markets, the impact to our customers, their End Users, our suppliers and partners, and other items identified under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other SEC filings. Based on the information available to us to date, we believe we have taken an informed, proactive and effective approach to addressing the direct known effects of the COVID-19 pandemic on our company, our customers and other third parties on which we rely and that we have been able to effectively deliver and support our solutions for our customers utilizing numerous remote capabilities and channels.
Beginning mid-March 2020, almost all of our employees transitioned to working remotely from home. Through mid-2021, we continued to operate with the vast majority of our employees working remotely. However, during the quarter ended June 30, 2021, we began allowing employees to return to onsite work on a limited, voluntary basis, subject to health and safety protocols. Effective February 28, 2022, we re-opened all of our U.S. facilities, and have provided each of our U.S. employees with the choice of either continuing to work remotely, working in a hybrid capacity (one or two days per week onsite) or fully returning to onsite attendance. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Throughout the pandemic we believe our corporate culture, business model, customer relations, and technology and infrastructure have effectively allowed our employees to substantially perform their roles whether remote, hybrid or onsite.
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

Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are based on the number of commercial account holders. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 19.2 million, 17.8 million and 14.6 million Registered Users as of December 31, 2021, 2020 and 2019, respectively. Registered Users at March 31, 2022 were 19.7 million compared to 18.3 million at March 31, 2021.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our net revenue retention rate, which we previously referred to as our revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. In the first half of 2021, our implementations were weighted more heavily, and we expect to see a lower net revenue retention rate in 2022 as a result. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 119%, 122% and 120% for the years ended December 31, 2021, 2020 and 2019, respectively.
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $574.2 million, $464.2 million and $400.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. ARR at March 31, 2022 was $594.2 million compared to $493.6 million at March 31, 2021.

Revenue Churn
We utilize revenue churn, which we previously have referred to simply as churn, to monitor the satisfaction of our customers and evaluate the effectiveness of our business strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and additions of new solutions, during a year, divided by our monthly recurring revenue at the beginning of the year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 5.4%, 5.9% and 5.1% for the years ended December 31, 2021, 2020 and 2019, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets and unoccupied lease charges can have a material impact on our GAAP financial results.
Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended March 31,
	2022	2021
Revenue:
GAAP revenue	$134,071	$116,520
Deferred revenue reduction from purchase accounting	242	528
Total Non-GAAP revenue	$134,313	$117,048

Non-GAAP Operating Income
We provide non-GAAP operating income using non-GAAP revenue as discussed above and excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets and unoccupied lease charges. We believe excluding these items is useful for the following reasons:
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

	Three Months Ended March 31,
	2022	2021
GAAP operating loss	$(21,399)	$(17,513)
Deferred revenue reduction from purchase accounting	242	528
Stock-based compensation	14,019	13,095
Acquisition related costs	3	966
Amortization of acquired technology	5,604	5,157
Amortization of acquired intangibles	4,422	4,419
Unoccupied lease charges	408	—
Non-GAAP operating income	$3,299	$6,652

Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, certain costs related to our recent acquisitions, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, loss on extinguishment of debt, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(23,559)	$(25,655)
Deferred revenue reduction from purchase accounting	242	528
Stock-based compensation	14,019	13,095
Acquisition related costs	3	966
Depreciation and amortization	14,919	12,912
Unoccupied lease charges	408	—
Provision for income taxes	1,364	135
Loss on extinguishment of debt	—	—
Interest and other (income) expense, net	662	7,907
Adjusted EBITDA	$8,058	$9,888

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
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, in 2020 and 2021 our bookings, in particular with respect to new customer agreements, were adversely impacted relative to pre-pandemic levels. Specifically, we experienced delays and unpredictability in the purchasing decisions of our customers and prospective customers and a slowing of net new customer deals, relative to pre-pandemic levels, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. However, during the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021. We believe that for 2022, the sales environment and the predictability of purchasing decisions and implementations by customers will similarly reflect an improvement relative to 2020 and the first half of 2021. However, our revenues for 2022 will continue to reflect the negative impacts from these prior periods and the duration and impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of our data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology intangibles, and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.

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
We capitalize certain software development costs for those employees who are directly associated with and who devote time to developing our software solutions on an individual product basis, including those related to programmers, software engineers and quality control teams, as well as third-party development costs. Software development costs are amortized to cost of revenues when products, upgrades and enhancements are released or made available over the products' estimated economic lives.
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long-term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business, but to fluctuate as a percentage of revenues based principally on the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees, and other related costs.
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
The uncertainties and risks posed by the continuing COVID-19 pandemic were considered while preparing our 2022 budget and hiring plans. Beginning in 2021, our hiring began to return to more normal levels, and we anticipate this trend to continue in 2022, with our hiring plans more closely resembling pre-pandemic levels. However, during the second half of 2021, we experienced an exceptionally challenging hiring environment, and we have seen and expect to continue to see continued intense competition for technical talent in 2022, which has and may continue to have the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees and the incremental expenses related to the initial hiring process including an increased utilization of paid third parties to identify and hire talent. Additionally, while throughout 2021 most of our employees continued to work remotely from home and we suspended most non-essential business travel and conference participation, we expect that in 2022 some of these activities, including costs associated with onsite attendance, will return. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel during 2022. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
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

Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets. We intend to continue our investments in our software development teams and the associated technology in order to serve our customers and support our growth.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and loss on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt discount prior to the adoption of ASU 2020-06, issuance costs, and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes, and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Provision for Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues(1)	$134,071	$116,520
Cost of revenues(2)	73,672	63,319
Gross profit	60,399	53,201
Operating expenses:
Sales and marketing	25,266	19,816
Research and development	31,131	26,795
General and administrative	20,568	18,834
Acquisition related costs	3	850
Amortization of acquired intangibles	4,422	4,419
Unoccupied lease charges(3)	408	—
Total operating expenses	81,798	70,714
Loss from operations	(21,399)	(17,513)
Total other income (expense), net	(796)	(8,007)
Loss before income taxes	(22,195)	(25,520)
Provision for income taxes	(1,364)	(135)
Net loss	$(23,559)	$(25,655)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of $5.6 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.
(3) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three months ended March 31, 2022, the charges related to an updated assessment of facilities in Texas and North Carolina.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenues(1)	100.0%	100.0%
Cost of revenues(2)	54.9	54.3
Gross profit	45.1	45.7
Operating expenses:
Sales and marketing	18.8	17.0
Research and development	23.2	23.0
General and administrative	15.3	16.2
Acquisition related costs	—	0.7
Amortization of acquired intangibles	3.3	3.8
Unoccupied lease charges(3)	0.3	—
Total operating expenses	61.0	60.7
Loss from operations	(16.0)	(15.0)
Total other income (expense), net	(0.6)	(6.9)
Loss before income taxes	(16.6)	(21.9)
Provision for income taxes	(1.0)	(0.1)
Net loss	(17.6)%	(22.0)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.2% and 0.5% for the three months ended March 31, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of 4.2% and 4.4% for the three months ended March 31, 2022 and 2021, respectively.
(3) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three months ended March 31, 2022, the charges related to an updated assessment of facilities in Texas and North Carolina.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Revenues	$134,071	$116,520	$17,551	15.1%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Revenues increased by $17.6 million, or 15.1%, from $116.5 million for the three months ended March 31, 2021 to $134.1 million for the three months ended March 31, 2022. This increase in revenue was primarily attributable to a $16.8 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $0.8 million of the increase was generated from an increase in the number of transactions processed using our solutions.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Cost of revenues	$73,672	$63,319	$10,353	16.4%
Percentage of revenues	54.9%	54.3%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Cost of revenues increased by $10.4 million, or 16.4%, from $63.3 million for the three months ended March 31, 2021 to $73.7 million for the three months ended March 31, 2022. This increase was primarily attributable to a $4.1 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, a higher mix of debit card related pass-through fees, as well as implementation and support personnel expenses that are reimbursable from our customers, a $2.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.3 million increase in personnel and hiring costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $0.5 million increase in overhead costs and other discretionary expenses, a $0.4 million increase from amortization of acquired customer technology resulting from the ClickSWITCH business acquired in the second quarter of 2021 and a $0.3 million increase from amortization of capitalized implementation services.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Sales and marketing	$25,266	$19,816	$5,450	27.5%
Percentage of revenues	18.8%	17.0%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Sales and marketing expenses increased by $5.5 million, or 27.5%, from $19.8 million for the three months ended March 31, 2021 to $25.3 million for the three months ended March 31, 2022. This increase was primarily attributable to a $3.6 million increase in personnel and hiring costs due to the growth of our sales and marketing organizations to support bookings and revenue growth, a $1.1 million increase in other discretionary expenses, including stadium sponsorship expenses, a $0.4 million increase in overhead costs and a $0.3 million increase in travel-related expenses.
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

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Research and development	$31,131	$26,795	$4,336	16.2%
Percentage of revenues	23.2%	23.0%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Research and development expenses increased by $4.3 million, or 16.2%, from $26.8 million for the three months ended March 31, 2021 to $31.1 million for the three months ended March 31, 2022. This increase was primarily attributable to a $5.9 million increase in personnel and hiring costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.9 million increase in overhead costs. These increases were partially offset by a $2.7 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
General and administrative	$20,568	$18,834	$1,734	9.2%
Percentage of revenues	15.3%	16.2%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. General and administrative expenses increased by $1.7 million, or 9.2%, from $18.8 million for the three months ended March 31, 2021 to $20.6 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to a $1.0 million increase in personnel and hiring costs to support the growth of our business and a $0.4 million increase in overhead costs.
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
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Acquisition related costs	$3	$850	$(847)	(99.6)%
Percentage of revenues	—%	0.7%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Acquisition related costs decreased by $0.8 million, or 99.6%, from $0.9 million for the three months ended March 31, 2021 to $3.0 thousand for the three months ended March 31, 2022. Acquisition related costs for the three months ended March 31, 2021 consisted of legal and professional expenses in relation to the ClickSWITCH acquisition as well as the payment of retention bonuses.

Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Amortization of acquired intangibles	$4,422	$4,419	$3	0.1%
Percentage of revenues	3.3%	3.8%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Amortization of acquired intangibles remained relatively unchanged from the three months ended March 31, 2021 to the three months ended March 31, 2022. The acquired intangible assets are related to previously disclosed business combinations. These amounts are amortized on a straight-line basis over the estimated useful lives of the related assets.
Unoccupied Lease Charges

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Unoccupied lease charges	$408	$—	$408	100.0%
Percentage of revenues	0.3%	—%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Unoccupied lease charges increased by $0.4 million, or 100.0%, from zero for the three months ended March 31, 2021 to $0.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, the charges included additional costs related to an updated assessment of facilities in Texas and North Carolina.
Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Total other income (expense), net	$(796)	$(8,007)	$7,211	90.1%
Percentage of revenues	(0.6)%	(6.9)%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Total other income (expense), net represented a net expense of $0.8 million for the three months ended March 31, 2022 compared to a net expense of $8.0 million for the three months ended March 31, 2021. The decrease was primarily due to a $6.5 million decrease in non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2022. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such a discount. Additionally, there was a $0.7 million increase in other income related to a gain resulting from a favorable settlement of an ordinary course dispute.
Provision for income taxes

	Three Months Ended March 31,		Change
	2022	2021	$	(%)
Provision for income taxes	$(1,364)	$(135)	$(1,229)	910.4%
Percentage of revenues	(1.0)%	(0.1)%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Total provision for income taxes represented an expense of $1.4 million for the three months ended March 31, 2022 compared to an expense of $0.1 million for the three months ended March 31, 2021. As a result of our current net operating loss position, income tax expense for the three months ended March 31, 2022 consisted primarily of $0.9 million in state income tax, including $0.6 million related to uncertain tax positions, federal income tax of $0.3 million relating to the tax amortization of recently acquired goodwill and $0.2 million in foreign income tax. The income tax expense for three months ended March 31, 2021 consisted primarily of federal income tax of $0.2 million relating to tax amortization of goodwill and $0.2 million in income tax expense from foreign operations, partially offset by $0.3 million in state income tax benefit.

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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock in our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents and investments of $413.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,621)	$(5,478)
Investing activities	(92,809)	(33,498)
Financing activities	131	1,971
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(97,299)	$(37,005)
Cash Flows from Operating Activities
Cash used in operating activities is primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.

For the three months ended March 31, 2022, our net cash and cash equivalents used in operating activities was $4.6 million, which consisted of a net loss of $23.6 million and cash outflows from changes in operating assets and liabilities of $18.7 million, partially offset by non-cash adjustments of $37.7 million. The primary drivers of the changes in operating assets and liabilities were a $12.4 million decrease in prepaid and other current assets related to timing of various prepaid expenses, most notably a payroll date occurring at the end of the quarter and a $9.7 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of deferred implementation and deferred solution and other costs and amortization of debt issuance costs.
For the three months ended March 31, 2021, our net cash and cash equivalents used in operating activities were $5.5 million, which consisted of a net loss of $25.7 million and cash outflows from changes in operating assets and liabilities of $19.5 million, partially offset by non-cash adjustments of $39.7 million. The primary drivers of the changes in operating assets and liabilities related to a $10.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period, an $8.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, an $8.3 million increase in prepaid and other current assets related to timing of various prepaid expenses, partially offset by an $8.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs and amortization of deferred implementation and deferred solution and other costs.
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
For the three months ended March 31, 2022, our net cash used in investing activities was $92.8 million, consisting of $102.7 million from purchases of investments, $3.9 million for the purchase of property and equipment and $4.3 million from capitalized software development costs, partially offset by $18.1 million from maturities of investments.
For the three months ended March 31, 2021, our net cash used in investing activities was $33.5 million, consisting of $41.6 million from purchases of investments, $6.1 million for the purchase of property and equipment and $0.8 million from capitalized software development costs, partially offset by $15.0 million from maturities of investments.
Cash Flows from Financing Activities
Our financing activities for the three months ended March 31, 2022 and 2021 consisted solely of cash received from exercises of options to purchase our common stock of $0.1 million and $2.0 million, respectively.
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the three months ended March 31, 2022 can be found in Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements.

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
•Software development costs; and
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
During the three months ended March 31, 2022, except for the adoption of ASU 2020-06 and implementation of our ESPP program, there were no significant changes in our critical accounting policies or estimates, which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. As of March 31, 2022, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%. If overall interest rates fell by 10% in 2022 or 2021, our interest income would not have been materially affected.

Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2022, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of March 31, 2022, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Q2 HOLDINGS, INC.
May 3, 2022	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

May 3, 2022	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)