Form 10-Q
period 2022-06-30
Q2 Holdings, Inc.
filed 2022-08-04
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,312,837 shares of Common Stock, $0.0001 par value per share as of July 31, 2022.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•the risk of increased or new competition in our existing markets and as we enter new markets or new sections of existing markets, or as we offer new solutions;
•risks associated with the development of and changes to the market for our solutions compared to our expectations;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the accuracy of our forecasts;
•the risks associated with anticipated higher operating expenses in 2022 and beyond;
•the impact that inflation, rising interest rates or a slowdown in the economy, financial markets and credit markets may have on End User usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for discretionary aspects of our solutions, and timing of implementation decisions;
•the risks and increased costs associated with managing growth and the challenges associated with improving operations and hiring, retaining and motivating employees to support such growth, particularly in light of the macroeconomic impacts of the novel coronavirus disease, or COVID-19, including increased employee turnover, labor shortages, wage inflation and extreme competition for talent;
•the risk that the COVID-19 pandemic and the associated efforts to limit its spread continue to negatively impact or disrupt the markets for our solutions and that the markets for our solutions do not return to normal or grow as anticipated;
•risks associated with the general economic and geopolitical impacts of Russia's invasion of Ukraine, including the heightened risk of cyber-attacks on financial services and other critical infrastructure, and continued or increased inflation partially driven by increased energy costs or other unpredictable economic impacts that may negatively affect demand for our solutions;
•the challenges and costs associated with selling, implementing and supporting our solutions, particularly for larger customers with more complex requirements and longer implementation processes, including risks related to the timing and predictability of sales of our solutions and the impact that the timing of bookings may have on our revenue and financial performance in a period;
•the risk that errors, interruptions or delays in our solutions or Web hosting negatively impacts our business and sales;
•risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our products, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities and harm to our business and reputation and our ability to sell our solutions;
•the difficulties and risks associated with developing and selling complex new solutions and enhancements with the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities;
•risks associated with our sales and marketing capabilities, including partner relationships and the length, cost and unpredictability of our sales cycle;
•the risks inherent in third-party technology and implementation partnerships that could cause harm to our business;
•the risk that we will not be able to maintain historical contract terms such as pricing and duration;

•the general risks associated with the complexity of our customer arrangements and our solutions;
•the risks associated with integrating acquired companies and successfully selling and maintaining their solutions;
•litigation related to intellectual property and other matters and any related claims, negotiations and settlements;
•the risks associated with further consolidation in the financial services industry;
•risks associated with selling our solutions internationally and with our international operations;
•the risk that our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, of the SEC, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,127	$322,848
Restricted cash	2,965	2,973
Investments	188,222	104,878
Accounts receivable, net	46,065	46,979
Contract assets, current portion, net	3,217	1,845
Prepaid expenses and other current assets	13,744	10,531
Deferred solution and other costs, current portion	23,551	25,076
Deferred implementation costs, current portion	7,316	7,320
Total current assets	496,207	522,450
Property and equipment, net	62,572	66,608
Right of use assets	48,735	52,278
Deferred solution and other costs, net of current portion	27,568	26,930
Deferred implementation costs, net of current portion	18,221	17,039
Intangible assets, net	150,897	162,461
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	24,661	22,103
Other long-term assets	1,966	2,307
Total assets	$1,343,696	$1,385,045
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,850	$10,597
Accrued liabilities	14,701	18,343
Accrued compensation	16,723	31,725
Convertible notes, current portion	10,871	—
Deferred revenues, current portion	95,816	98,692
Lease liabilities, current portion	9,330	9,001
Total current liabilities	160,291	168,358
Convertible notes, net of current portion	656,469	551,598
Deferred revenues, net of current portion	24,327	29,168
Lease liabilities, net of current portion	56,646	61,374
Other long-term liabilities	5,024	4,251
Total liabilities	902,757	814,749
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 57,313 issued and outstanding as of June 30, 2022 and 56,928 shares issued and outstanding as of December 31, 2021	6	6
Additional paid-in capital	943,607	1,064,358
Accumulated other comprehensive loss	(2,566)	(135)
Accumulated deficit	(500,108)	(493,933)
Total stockholders' equity	440,939	570,296
Total liabilities and stockholders' equity	$1,343,696	$1,385,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$140,309	$123,573	$274,380	$240,093
Cost of revenues	77,421	68,233	151,093	131,552
Gross profit	62,888	55,340	123,287	108,541
Operating expenses:
Sales and marketing	26,477	20,587	51,743	40,403
Research and development	31,832	29,429	62,963	56,224
General and administrative	23,285	18,704	43,853	37,538
Acquisition related costs	527	1,188	530	2,038
Amortization of acquired intangibles	4,422	4,563	8,844	8,982
Unoccupied lease charges	129	812	537	812
Total operating expenses	86,672	75,283	168,470	145,997
Loss from operations	(23,784)	(19,943)	(45,183)	(37,456)
Other income (expense):
Interest and other income	564	212	1,479	391
Interest and other expense	(1,662)	(8,705)	(3,373)	(16,891)
Loss on extinguishment of debt	—	(1,513)	—	(1,513)
Total other income (expense), net	(1,098)	(10,006)	(1,894)	(18,013)
Loss before income taxes	(24,882)	(29,949)	(47,077)	(55,469)
Provision for income taxes	(340)	(178)	(1,704)	(313)
Net loss	$(25,222)	$(30,127)	$(48,781)	$(55,782)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(544)	(14)	(1,617)	5
Foreign currency translation adjustment	(724)	(37)	(814)	(35)
Comprehensive loss	$(26,490)	$(30,178)	$(51,212)	$(55,812)
Net loss per common share, basic and diluted	$(0.44)	$(0.53)	$(0.85)	$(0.99)
Weighted average common shares outstanding:
Basic and diluted	57,234	56,360	57,125	56,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$446,187	$632,974	$570,296	$643,364

Common stock and additional paid-in capital:
Beginning balances	922,371	1,039,827	1,064,364	1,024,583
Stock-based compensation expense	18,570	13,929	33,425	27,392
Exercise of stock options	125	2,663	256	4,565
Issuance of common stock under ESPP	2,547	—	2,547	—
Shares acquired to settle the exercise of stock options	—	(79)	—	(200)
Cumulative effect of the adoption of new accounting standard	—	—	(156,979)	—
Equity component of early extinguishment of convertible notes	—	(28,454)	—	(28,454)
Settlement of convertible note hedges	—	26,295	—	26,295
Settlement of warrants	—	(19,655)	—	(19,655)
Ending balances	943,613	1,034,526	943,613	1,034,526

Accumulated deficit:
Beginning balances	(474,886)	(406,842)	(493,933)	(381,187)
Cumulative effect of the adoption of new accounting standard	—	—	42,606	—
Net loss	(25,222)	(30,127)	(48,781)	(55,782)
Ending balances	(500,108)	(436,969)	(500,108)	(436,969)

Accumulated other comprehensive income (loss):
Beginning balances	(1,298)	(11)	(135)	(32)
Other comprehensive income (loss)	(1,268)	(51)	(2,431)	(30)
Ending balances	(2,566)	(62)	(2,566)	(62)

Total stockholders' equity, ending balances	$440,939	$597,495	$440,939	$597,495

Common stock (in shares):
Beginning balances	57,200	56,280	56,928	55,562
Shares acquired to settle the exercise of stock options	—	(1)	—	(2)
Exercise of stock options	5	94	12	209
Issuance of common stock under ESPP	57	—	57	—
Shares issued for the vesting of restricted stock awards	51	91	316	695
Ending balances	57,313	56,464	57,313	56,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,781)	$(55,782)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	11,091	11,614
Depreciation and amortization	29,946	26,498
Amortization of debt issuance costs	1,367	1,045
Amortization of debt discount	—	13,054
Amortization of premiums on investments	577	458
Stock-based compensation expense	33,425	27,392
Realized gain (loss) on sale of marketable securities	17	—
Deferred income taxes	857	72
Allowance for credit losses	144	(19)
Allowance for sales credits	51	59
Loss on disposal of long-lived assets	134	369
Loss on extinguishment of debt	—	1,513
Unoccupied lease charges	537	812
Changes in operating assets and liabilities:
Accounts receivable, net	721	(1,810)
Prepaid expenses and other current assets	(3,352)	1,640
Deferred solution and other costs	(4,877)	(10,623)
Deferred implementation costs	(6,841)	(6,829)
Contract assets, net	(3,930)	(2,640)
Other long-term assets	3,807	3,521
Accounts payable	2,043	2,790
Accrued liabilities	(18,041)	(4,045)
Deferred revenues	(7,718)	1,782
Deferred rent and other long-term liabilities	(5,572)	(4,862)
Net cash provided by (used in) operating activities	(14,395)	6,009
Cash flows from investing activities:
Purchases of investments	(141,679)	(53,566)
Maturities of investments	56,124	91,124
Purchases of property and equipment	(5,097)	(14,379)
Business combinations, net of cash acquired	—	(64,652)
Capitalized software development costs	(9,485)	(2,307)
Net cash used in investing activities	(100,137)	(43,780)
Cash flows from financing activities:
Payments for repurchases of convertible notes	—	(63,692)
Proceeds from bond hedges related to convertible notes	—	26,295
Payments for warrants related to convertible notes	—	(19,655)
Proceeds from exercise of stock options and ESPP	2,803	4,565
Net cash provided by (used in) financing activities	2,803	(52,487)
Net decrease in cash, cash equivalents, and restricted cash	(111,729)	(90,258)
Cash, cash equivalents, and restricted cash, beginning of period	325,821	411,185
Cash, cash equivalents, and restricted cash, end of period	$214,092	$320,927
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$422	$577
Cash paid for interest	$1,446	$1,658
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$—	$(200)
Property and equipment acquired and included in accounts payable and accrued liabilities	$2,898	$842
Property and equipment acquired through tenant improvement allowance	$—	$8,193
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$449
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and SEC, requirements for interim financial statements. The interim unaudited condensed consolidated financial statements include the accounts of Q2 Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 16, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Investments
Investments typically include U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. All debt investments are considered available for sale and are carried at fair value. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the condensed consolidated statements of comprehensive loss.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2022 and 2021. No customers accounted for 10% or more of accounts receivable, net, as of June 30, 2022 and a single customer accounted for 14% of accounts receivable, net as of December 31, 2021.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.2 million and $0.02 million in expected losses for the six months ended June 30, 2022 and 2021, respectively, of which $0.4 million and zero has been written off and charged against the allowance at June 30, 2022 and 2021, respectively. The allowance for credit losses related to contract assets was $0.2 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $5.7 million and $4.8 million were included in the accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.5 million and $0.1 million for expected losses for the six months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million has been written off and charged against the allowance as of June 30, 2022 and 2021, respectively. The allowance for credit losses related to accounts receivable was $0.7 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.8 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively.
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
The net decrease in the deferred revenue balance for the six months ended June 30, 2022 was primarily driven by the recognition of $206.2 million of revenue recognized from current year invoices and $68.1 million of revenue that was included in the deferred revenue balance as of December 31, 2021, partially offset by cash payments received or due in advance of satisfying the Company's performance obligations of $262.7 million for current year invoices and $3.8 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On June 30, 2022, the Company had $1.37 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in the next 24 months, an additional 40% in the next 25 to 48 months, and the balance thereafter.

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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.5 million and $3.4 million during the three months ended June 30, 2022 and 2021, respectively, and recognized $2.9 million and $2.4 million of amortization during the three months ended June 30, 2022 and 2021, respectively. The Company capitalized implementation costs in the amount of $6.8 million during each of the six months ended June 30, 2022 and 2021 and recognized $5.7 million and $5.2 million of amortization during the six months ended June 30, 2022 and 2021, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company analyzes capitalized solution and other costs to assess their recoverability. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $3.6 million and $3.2 million in deferred commissions costs during the three months ended June 30, 2022 and 2021, respectively, and recognized $2.5 million and $3.1 million of amortization during the three months ended June 30, 2022 and 2021, respectively. The Company capitalized $8.0 million and $6.3 million during the six months ended June 30, 2022 and 2021, respectively, and recognized $5.4 million and $6.4 million of amortization during the six months ended June 30, 2022 and 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription	$100,782	$89,150	$197,366	$174,221
Transactional	17,735	17,710	34,784	33,993
Services and Other	21,792	16,713	42,230	31,879
Total Revenues	$140,309	$123,573	$274,380	$240,093
Subscription Revenues
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing rights to the software. Subscription fees from these applications, including contractual periodic price increases, are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Periodic price increases are estimated at contract inception where appropriate and result in contract assets as revenue recognition may exceed the amount billed early in the contract. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue in the month when the usage amounts are determined and reported.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations across the majority of its markets and product offerings are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that for certain aspects of its lending platform the implementation services included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.
The majority of the Company's revenue recognized at a particular point in time is for usage revenue, on-premise software licenses and certain professional services. These services are recognized at the point in time in which the customer obtains control of the asset, which is generally upon completion of the service or the point the customer obtained control of the software.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of June 30, 2022.
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
The Company capitalized software development costs in the amount of $5.2 million and $1.5 million during the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $2.3 million during the six months ended June 30, 2022 and 2021, respectively. The Company recognized $0.6 million and $0.3 million of amortization for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.5 million of amortization for the six months ended June 30, 2022 and 2021, respectively.
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
Certain research and development costs that are related to the Company's software development, which include salaries and other personnel-related costs, including employee benefits, stock-based compensation expense and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets.
Advertising
All advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $1.0 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Effective January 3, 2022, the Company implemented its Employee Stock Purchase Plan, or ESPP, previously approved by the Company's board of directors and stockholders in March 2014. The ESPP generally permits domestic employees who meet certain criteria to purchase the Company's common stock through payroll deductions during six month offering periods. As is permitted under the ESPP, the initial offering period in fiscal 2022 extended for four months from February 1, 2022 through May 31, 2022, with the subsequent offering period extending from June 1, 2022 through November 30, 2022. For the remainder of fiscal 2022 and for all subsequent years, unless otherwise determined by the compensation committee of the board of directors, there will be additional six-month offering periods commencing on each of June 1 and December 1. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company's common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized straight-line over the withholding period. The Company recognizes compensation expense ratably over the requisite service period.
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of June 30, 2022, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.
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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of June 30, 2022, the Company had no finance leases.
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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(25,222)	$(30,127)	$(48,781)	$(55,782)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,234	56,360	57,125	56,081
Net loss per common share, basic and diluted	$(0.44)	$(0.53)	$(0.85)	$(0.99)
Due to net losses for the three and six months ended June 30, 2022 and 2021, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2022	2021
Stock options, restricted stock units, and market stock units	3,299	2,613
Shares issuable pursuant to the ESPP	73	—
Shares related to convertible notes	6,256	839
Shares subject to warrants related to the issuance of the 2023 Notes	—	56
	9,628	3,508

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of the convertible senior notes was calculated using the if-converted method for the six months ended June 30, 2022. The Company's convertible senior notes were calculated using the treasury stock method for the six months ended June 30, 2021. Refer to discussion within "Recent Accounting Pronouncements" below for further details. The exercise rights of the Warrants issued in connection with the 2023 Notes will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company's common stock for a given period exceeds the conversion price of $78.75 per share. However, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the new guidance effective January 1, 2022, using the modified retrospective approach. The impact resulted in an increase to the convertible notes balance of $114.4 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to the additional paid in capital balance of $157.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of $42.6 million. As a result of the adoption, non-cash interest expense was lower for the three and six months ended June 30, 2022 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Company's condensed consolidated statement of cash flows. Additionally, ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2022:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$86,746	$86,746	$—	$—
Certificates of deposit	25,134	—	25,134	—
	$111,880	$86,746	$25,134	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$55,606	$—	$55,606	$—
Certificates of deposit	12,407	—	12,407	—
U.S. government securities	119,984	—	119,984	—
	$187,997	$—	$187,997	$—

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
The Company determines the fair value of the vast majority of its debt investment holdings based on pricing from its pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level II inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level I inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level II inputs).
4. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2022 and December 31, 2021 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended June 30, 2022 or 2021.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. This equity investment had a carrying amount of $0.2 million as of June 30, 2022. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2022, the Company determined there were no other-than-temporary impairments on its equity investment.
As of June 30, 2022 and December 31, 2021, the Company's cash was $99.2 million and $126.9 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of June 30, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,746	$—	$—	$86,746
Certificates of deposit	25,134	—	—	25,134
	$111,880	$—	$—	$111,880
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$56,159	$1	$(554)	$55,606
Certificates of deposit	12,407	—	—	12,407
U.S. government securities	121,271	—	(1,287)	119,984
	$189,837	$1	$(1,841)	$187,997
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$170,907	$—	$—	$170,907
Certificates of deposit	25,090	—	—	25,090
	$195,997	$—	$—	$195,997
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$44,282	$3	$(66)	$44,219
Certificates of deposit	12,161	—	—	12,161
U.S. government securities	48,658	—	(160)	48,498
	$105,101	$3	$(226)	$104,878
Investments may be sold or may settle at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets.
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2022	December 31, 2021
Due within one year or less	$149,256	$63,935
Due after one year through five years	38,741	40,943
	$187,997	$104,878

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has certain available-for-sale debt investments in a gross unrealized loss position, all of which have been in such position for less than twelve months. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2022 and December 31, 2021.
The following table shows the fair values and the gross unrealized losses of these available-for-sale debt investments aggregated by investment category as of June 30, 2022:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$121,271	$(1,287)	$119,984
Corporate bonds and commercial paper	55,448	(554)	54,894
	$176,719	$(1,841)	$174,878
The following table shows the fair values and the gross unrealized losses of these available-for-sale debt investments aggregated by investment category as of December 31, 2021:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
U.S. government securities	$48,658	$(160)	$48,498
Corporate bonds and commercial paper	41,500	(66)	41,434
	$90,158	$(226)	$89,932
5. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at each of June 30, 2022 and December 31, 2021. On April 1, 2021, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding equity interests of ClickSWITCH Holdings Inc, or ClickSWITCH, a privately-owned provider of digital account switching solutions. As such, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. The annual impairment test was performed as of October 31, 2021 and no impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022			As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(34,665)	$28,120	$62,785	$(28,349)	$34,436
Non-compete agreements	13,275	(7,270)	6,005	13,275	(5,898)	7,377
Trademarks	19,870	(6,981)	12,889	19,870	(5,858)	14,012
Acquired technology	152,080	(63,426)	88,654	152,080	(52,220)	99,860
Capitalized software development costs	17,769	(2,540)	15,229	10,969	(4,193)	6,776
	$265,779	$(114,882)	$150,897	$258,979	$(96,518)	$162,461

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company recorded intangible assets primarily from various prior business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.6 million for each of the three months ended June 30, 2022 and 2021, and $11.2 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.4 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $8.8 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively. The Company amortized $0.6 million and $0.3 million of capitalized software development costs for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2022 was as follows:

Amortization
Year Ended December 31,
2022 (July 1 to December 31)	$21,699
2023	42,867
2024	37,757
2025	25,517
2026	18,949
Thereafter	4,108
Total amortization	$150,897
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
During the three and six months ended June 30, 2022, through the Company's regular assessment process, additional unoccupied lease charges of $0.1 million and $0.5 million, respectively, were recorded for facilities in Texas, North Carolina and Georgia for the related contractual lease payments and fees, less anticipated sublease income. During the three and six months ended June 30, 2021, through the Company's regular assessment process, the Company recorded an unoccupied lease charge of $0.8 million for facilities in Georgia and Texas for the related contractual lease payments and fees, less sublease income. The lease liabilities related to the subleases that are expected to be paid during the succeeding twelve-month period of $1.0 million are recorded in accrued liabilities, and the remaining portion of the associated liability of $1.5 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet at June 30, 2022.
The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $2.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.0 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2022 were as follows:

Operating Leases
Year Ended December 31,
2022 (July 1 to December 31)	$6,479
2023	12,275
2024	11,146
2025	10,203
2026	9,167
Thereafter	17,559
Total lease payments	$66,829
Less: present value discount	(853)
Present value of lease liabilities	$65,976
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
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at June 30, 2022 were as follows:

Contractual Commitments
Year Ended December 31,
2022 (July 1 to December 31)	$18,392
2023	45,662
2024	18,316
2025	359,109
2026	320,936
Thereafter	7,000
Total commitments	$769,415
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
7. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date (1)	Original Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2023 Notes	February 15, 2018	February 15, 2023	$230,000	0.75%	$17.4292	$57.38
2026 Notes	June 1, 2019	June 1, 2026	$316,250	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$350,000	0.125%	$7.1355	$140.14
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2022 and remained convertible through March 31, 2022. Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing. As of June 30, 2022, the 2023 Notes, 2026 Notes and 2025 Notes were not convertible.

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
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of June 30, 2022			As of December 31, 2021
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$10,908	$316,250	$350,000	$10,908	$316,250	$350,000
Unamortized debt discount (1)	—	—	—	(634)	(56,918)	(59,436)
Unamortized debt issuance costs (1)	(37)	(5,214)	(4,567)	(64)	(4,276)	(4,232)
Net carrying amount	10,871	311,036	345,433	10,210	255,056	286,332

Equity component:
Net carrying amount (1)	$—	$—	$—	$2,321	$81,550	$73,109
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$722	$764	$1,446	$1,556
Amortization of debt issuance costs (1)	691	540	1,367	1,045
Amortization of debt discount (1)	—	6,553	—	13,054
Total	$1,413	$7,857	$2,813	$15,655
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
As of June 30, 2022, the remaining period over which the debt issuance costs will be amortized for the 2023 Notes, 2026 Notes and 2025 Notes was 0.6 years, 3.9 years and 3.4 years, respectively.
As of June 30, 2022, the if-converted value of the 2023 Notes, 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on June 30, 2022.

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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of June 30, 2022, there remained outstanding Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of June 30, 2022, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
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
As of December 31, 2021, a total of 15,823 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2022, 2,562 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the six months ended June 30, 2022, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of June 30, 2022, a total of 18,385 shares were allocated for issuance under the 2014 Plan. As of June 30, 2022, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 8,381 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,622 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 8,920 shares of common stock remain available for future issuance under the 2014 Plan.
In March 2014, the Company also adopted the ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. The Company has reserved 800 shares of common stock for future issuance under the ESPP. The ESPP's initial four-month purchase period began in February 2022. During the three months ended June 30, 2022, the Company issued 57 shares under the ESPP. As of June 30, 2022, 743 shares remain authorized and available for issuance under the ESPP.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of June 30, 2022, no shares remain available for future issuance under the 2007 Plan.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$3,335	$2,763	$6,074	$5,298
Sales and marketing	4,012	2,930	7,338	5,467
Research and development	3,850	3,506	6,702	6,651
General and administrative	6,320	4,428	11,422	9,306
Total stock-based compensation expense	$17,517	$13,627	$31,536	$26,722

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
9. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2022 is based on the estimated annual effective tax rate for fiscal year 2022. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (1.4)% and (0.6)% for the three months ended June 30, 2022 and 2021, respectively, and (3.6)% and (0.6)% for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. Current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.
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
As of June 30, 2022, the Company had $3.2 million in uncertain tax positions representing a $0.6 million increase, including an insignificant amount of accrued interest, from the balance at December 31, 2021. Of this amount, $0.6 million resulted in an income tax expense during the six months ended June 30, 2022. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2018 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under audit by the State of Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2022. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Special Note Regarding Forward Looking Statements” above and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
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
Recent Events
The COVID-19 pandemic continues to impact the global economy. While there has been significant economic recovery in certain markets, and demand for our solutions has rebounded, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, rising interest rates, increased employee attrition, skilled labor shortages, wage inflation and businesses and labor markets navigating how they will operate post-pandemic. This disruption to the macroeconomic environment has been exacerbated by the general economic and geopolitical uncertainties caused by Russia's invasion of Ukraine, including increased inflation partially driven by increased energy costs and disruption, instability and volatility in the global markets. In an effort to rein in inflation, the Federal Reserve has raised interest rates 2.25% since January 1, 2022, and is generally expected to raise them further in 2022, which interest rate increases in turn have caused increasing concerns of a potential recession triggered as higher interest rates slow down the U.S. economy. This volatility in interest rates and associated recession concerns create a challenge for financial institutions in assessing risk in their existing loan portfolios and in making new lending decisions. Rising interest rates and recession fears, or an actual recession, also reduce account holder demand for loans and reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Financial institutions may respond to this challenging operating environment by reducing or delaying purchases of digital solutions. The duration and severity of these events, and their long-term effects on our customers and general economic conditions, remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other SEC filings for further discussion of the impact and possible future impacts of the COVID-19 pandemic and general macroeconomic uncertainty on our business.
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

While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening resulted in delays in certain purchasing decisions and implementations and contract terminations during 2020 and 2021. During the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, which we continued to observe through the first half of 2022 and we believe will continue for the remainder of 2022, although we are assessing what impacts a potential global macroeconomic slowdown and higher inflation could have on our business for the remainder of 2022 and into 2023. While we expect we will see an increase in installed customers, associated Registered Users and annualized recurring revenue compared to the prior year periods, the duration and impacts of the COVID-19 pandemic and the geopolitical uncertainties caused by Russia's invasion of Ukraine, as well as resulting inflation and increasing interest rates, continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are based on the number of commercial account holders. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 19.2 million, 17.8 million and 14.6 million Registered Users as of December 31, 2021, 2020 and 2019, respectively. Registered Users as of June 30, 2022 were 20.2 million compared to 18.8 million as of June 30, 2021.

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
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $574.2 million, $464.2 million and $400.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. ARR as of June 30, 2022 was $615.5 million compared to $526.8 million as of June 30, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
GAAP revenue	$140,309	$123,573	$274,380	$240,093
Deferred revenue reduction from purchase accounting	169	595	411	1,123
Total Non-GAAP revenue	$140,478	$124,168	$274,791	$241,216
Non-GAAP Operating Income
We provide non-GAAP operating income excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets and unoccupied lease charges. We believe excluding these items is useful for the following reasons:
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

•Acquisition related costs. We exclude certain expense items resulting from our evaluation and completion of merger and acquisition opportunities, such as related legal, accounting and consulting fees, as well as changes in fair value of contingent consideration and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, merger and acquisition activities result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude acquisition related costs, allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP operating loss	$(23,784)	$(19,943)	$(45,183)	$(37,456)
Deferred revenue reduction from purchase accounting	169	595	411	1,123
Stock-based compensation	17,517	13,627	31,536	26,722
Acquisition related costs	527	1,294	530	2,260
Amortization of acquired technology	5,603	5,604	11,207	10,761
Amortization of acquired intangibles	4,422	4,563	8,844	8,982
Unoccupied lease charges	129	812	537	812
Non-GAAP operating income	$4,583	$6,552	$7,882	$13,204
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, acquisition related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, loss on extinguishment of debt, and unoccupied lease charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(25,222)	$(30,127)	$(48,781)	$(55,782)
Deferred revenue reduction from purchase accounting	169	595	411	1,123
Stock-based compensation	17,517	13,627	31,536	26,722
Acquisition related costs	527	1,294	530	2,260
Depreciation and amortization	15,027	13,586	29,946	26,498
Unoccupied lease charges	129	812	537	812
Provision for income taxes	340	178	1,704	313
Loss on extinguishment of debt	—	1,513	—	1,513
Interest and other (income) expense, net	1,176	8,388	1,838	16,295
Adjusted EBITDA	$9,663	$9,866	$17,721	$19,754
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
As a result of the economic and operational impact of the COVID-19 pandemic on our customers, in 2020 and 2021 our bookings, in particular with respect to new customer agreements, were adversely impacted relative to pre-pandemic levels. Specifically, we experienced delays and unpredictability in the purchasing decisions of our customers and prospective customers and a slowing of net new customer deals, relative to pre-pandemic levels, partially offset by an increase in cross sales of additional features and functionality to our existing customer base due to the increased utilization and demand for digital banking solutions caused by the decreased in-branch operations resulting from the COVID-19 pandemic. However, during the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, which we continued to observe in the first half of 2022 and we believe we will continue to observe for the remainder of 2022, although we are assessing what impacts the current inflationary environment and a potential global macro-economic slowdown could have on our business for the remainder of 2022 and into 2023. However, our revenues for 2022 will continue to reflect the negative impact from suppressed demand from 2020 and the first half of 2021 and the duration and impacts of the COVID-19 pandemic and the geopolitical uncertainties caused by Russia's invasion of Ukraine continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
During the past twelve months, we experienced an exceptionally challenging hiring environment, and we have seen and expect to continue to see continued intense competition for technical talent in the remainder of 2022, which has and may continue to have the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees and the incremental expenses related to the initial hiring process including an increased utilization of paid third parties to identify and hire talent. Additionally, while throughout 2021 most of our employees continued to work remotely from home and we suspended most non-essential business travel and conference participation, during the first half of 2022 some of these activities, including costs associated with onsite attendance, resumed and we expect them to continue for the remainder of 2022. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel during 2022. As we navigate the reopening of our onsite facilities, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees.

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
Acquisition Related Costs
Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses, which are recognized as earned, changes in fair value of the contingent consideration related to potential acquisition earnout payments and various legal and professional service expenses incurred in connection with merger and acquisition related matters, which are recognized when incurred.
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

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues(1)	$140,309	$123,573	$274,380	$240,093
Cost of revenues(2)	77,421	68,233	151,093	131,552
Gross profit	62,888	55,340	123,287	108,541
Operating expenses:
Sales and marketing	26,477	20,587	51,743	40,403
Research and development	31,832	29,429	62,963	56,224
General and administrative	23,285	18,704	43,853	37,538
Acquisition related costs	527	1,188	530	2,038
Amortization of acquired intangibles	4,422	4,563	8,844	8,982
Unoccupied lease charges(3)	129	812	537	812
Total operating expenses	86,672	75,283	168,470	145,997
Loss from operations	(23,784)	(19,943)	(45,183)	(37,456)
Total other income (expense), net	(1,098)	(10,006)	(1,894)	(18,013)
Loss before income taxes	(24,882)	(29,949)	(47,077)	(55,469)
Provision for income taxes	(340)	(178)	(1,704)	(313)
Net loss	$(25,222)	$(30,127)	$(48,781)	$(55,782)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.2 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of $5.6 million for each of the three months ended June 30, 2022 and 2021 and $11.2 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively.
(3) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and six months ended June 30, 2022, the charges related to an updated assessment of facilities in Texas, North Carolina and Georgia, and for the three and six months ended June 30, 2021, the charges related to an updated assessment of facilities in Georgia and Texas.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	55.2	55.2	55.1	54.8
Gross profit	44.8	44.8	44.9	45.2
Operating expenses:
Sales and marketing	18.9	16.7	18.9	16.8
Research and development	22.7	23.8	22.9	23.4
General and administrative	16.6	15.1	16.0	15.6
Acquisition related costs	0.4	1.0	0.2	0.8
Amortization of acquired intangibles	3.2	3.7	3.2	3.7
Unoccupied lease charges(3)	0.1	0.7	0.2	0.3
Total operating expenses	61.8	60.9	61.4	60.8
Loss from operations	(17.0)	(16.1)	(16.5)	(15.6)
Total other income (expense), net	(0.8)	(8.1)	(0.7)	(7.5)
Loss before income taxes	(17.7)	(24.2)	(17.2)	(23.1)
Provision for income taxes	(0.2)	(0.1)	(0.6)	(0.1)
Net loss	(18.0)%	(24.4)%	(17.8)%	(23.2)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.1% and 0.5% for the three months ended June 30, 2022 and 2021, respectively, and 0.1% and 0.5% for the six months ended June 30, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of 4.0% and 4.5% for the three months ended June 30, 2022 and 2021, respectively, and 4.1% and 4.5% for the six months ended June 30, 2022 and 2021, respectively.
(3) Unoccupied lease charges include costs related to the early vacating of various facilities, partially offset by anticipated sublease income from these facilities. For the three and six months ended June 30, 2022, the charges related to an updated assessment of facilities in Texas, North Carolina and Georgia, and for the three and six months ended June 30, 2021, the charges related to an updated assessment of facilities in Georgia and Texas.
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Revenues	$140,309	$123,573	$16,736	13.5%	$274,380	$240,093	$34,287	14.3%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Revenues increased by $16.7 million, or 13.5%, from $123.6 million for the three months ended June 30, 2021 to $140.3 million for the three months ended June 30, 2022. This increase in revenue was primarily attributable to the sale of additional solutions to new and existing customers, growth in Registered Users from new and existing customers, and an increase in debit card related pass-through fees.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Revenues increased by $34.3 million, or 14.3%, from $240.1 million for the six months ended June 30, 2021 to $274.4 million for the six months ended June 30, 2022. This increase in revenue was primarily attributable to the sale of additional solutions to new and existing customers, growth in Registered Users from new and existing customers, and an increase in debit card related pass-through fees.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Cost of revenues	$77,421	$68,233	$9,188	13.5%	$151,093	$131,552	$19,541	14.9%
Percentage of revenues	55.2%	55.2%			55.1%	54.8%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Cost of revenues increased by $9.2 million, or 13.5%, from $68.2 million for the three months ended June 30, 2021 to $77.4 million for the three months ended June 30, 2022. This increase was primarily attributable to a $3.3 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as a higher mix of debit card related pass-through fees, a $2.8 million increase in personnel and hiring costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.2 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.0 million increase in overhead costs and other discretionary and travel-related expenses and a $0.7 million increase from amortization of capitalized implementation services.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Cost of revenues increased by $19.5 million, or 14.9%, from $131.6 million for the six months ended June 30, 2021 to $151.1 million for the six months ended June 30, 2022. This increase was primarily attributable to a $7.4 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as a higher mix of debit card related pass-through fees, a $5.1 million increase in personnel and hiring costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $3.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.6 million increase in overhead costs and other discretionary and travel-related expenses, a $1.0 million increase from amortization of capitalized implementation services and a $0.4 million increase from amortization of acquired customer technology resulting from the ClickSWITCH business acquired in the second quarter of 2021.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Sales and marketing	$26,477	$20,587	$5,890	28.6%	$51,743	$40,403	$11,340	28.1%
Percentage of revenues	18.9%	16.7%			18.9%	16.8%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Sales and marketing expenses increased by $5.9 million, or 28.6%, from $20.6 million for the three months ended June 30, 2021 to $26.5 million for the three months ended June 30, 2022. This increase was primarily attributable to a $3.3 million increase in personnel and hiring costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth, a $1.2 million increase in other discretionary expenses, including stadium sponsorship expenses, a $0.7 million increase in travel-related expenses and a $0.4 million increase in overhead costs.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Sales and marketing expenses increased by $11.3 million, or 28.1%, from $40.4 million for the six months ended June 30, 2021 to $51.7 million for the six months ended June 30, 2022. This increase was primarily attributable to a $6.9 million increase in personnel and hiring costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth, a $2.3 million increase in other discretionary expenses, including stadium sponsorship expenses, a $1.0 million increase in travel-related expenses and a $0.8 million increase in overhead costs.
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
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Research and development	$31,832	$29,429	$2,403	8.2%	$62,963	$56,224	$6,739	12.0%
Percentage of revenues	22.7%	23.8%			22.9%	23.4%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Research and development expenses increased by $2.4 million, or 8.2%, from $29.4 million for the three months ended June 30, 2021 to $31.8 million for the three months ended June 30, 2022. This increase was primarily attributable to a $4.6 million increase in personnel and hiring costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.9 million increase in overhead and other discretionary and travel-related expenses. These increases were partially offset by a $3.3 million decrease as a result of increased capitalized software development costs.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Research and development expenses increased by $6.7 million, or 12.0%, from $56.2 million for the six months ended June 30, 2021 to $63.0 million for the six months ended June 30, 2022. This increase was primarily attributable to a $10.5 million increase in personnel and hiring costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $1.9 million increase in overhead and other discretionary and travel-related expenses. These increases were partially offset by a $6.0 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
General and administrative	$23,285	$18,704	$4,581	24.5%	$43,853	$37,538	$6,315	16.8%
Percentage of revenues	16.6%	15.1%			16.0%	15.6%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. General and administrative expenses increased by $4.6 million, or 24.5%, from $18.7 million for the three months ended June 30, 2021 to $23.3 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to a $3.1 million increase in personnel and hiring costs to support the growth of our business, a $0.7 million increase in bad debt expense due to additional credit losses and a $0.6 million increase in overhead and other discretionary and travel-related expenses.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. General and administrative expenses increased by $6.3 million, or 16.8%, from $37.5 million for the six months ended June 30, 2021 to $43.9 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to a $4.1 million increase in personnel and hiring costs to support the growth of our business, a $1.1 million increase in overhead and other discretionary and travel-related expenses and a $0.7 million increase in bad debt expense.
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
Acquisition Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Acquisition related costs	$527	$1,188	$(661)	(55.6)%	$530	$2,038	$(1,508)	(74.0)%
Percentage of revenues	0.4%	1.0%			0.2%	0.8%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Acquisition related costs decreased by $0.7 million, or 55.6%, from $1.2 million for the three months ended June 30, 2021 to $0.5 million for the three months ended June 30, 2022. Acquisition related costs for the three months ended June 30, 2022 consisted of various legal and professional expenses incurred in connection with merger and acquisition activities. Acquisition related costs for the three months ended June 30, 2021 included $0.7 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021 and $0.5 million of compensation expense primarily related to the retention bonuses for employees of previous acquisitions.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Acquisition related costs decreased by $1.5 million, or 74.0%, from $2.0 million for the six months ended June 30, 2021 to $0.5 million for the six months ended June 30, 2022. Acquisition related costs for the six months ended June 30, 2022 consisted of various legal and professional expenses incurred in connection with merger and acquisition activities. Acquisition related costs for the six months ended June 30, 2021 included $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021 and $0.9 million of compensation expense primarily related to the retention bonuses for employees of previous acquisitions.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Amortization of acquired intangibles	$4,422	$4,563	$(141)	(3.1)%	$8,844	$8,982	$(138)	(1.5)%
Percentage of revenues	3.2%	3.7%			3.2%	3.7%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Amortization of acquired intangibles decreased by $0.1 million, or 3.1%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The acquired intangible assets are related to previously disclosed business combinations. The decrease was due to decreases in amortization of intangible assets that became fully amortized.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Amortization of acquired intangibles decreased by $0.1 million, or 1.5%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The acquired intangible assets are related to previously disclosed business combinations. The decrease was due to decreases in amortization of intangible assets that became fully amortized.
Unoccupied Lease Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Unoccupied lease charges	$129	$812	$(683)	(84.1)%	$537	$812	$(275)	(33.9)%
Percentage of revenues	0.1%	0.7%			0.2%	0.3%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Unoccupied lease charges decreased by $0.7 million, or 84.1%, from $0.8 million for the three months ended June 30, 2021 to $0.1 million for the three months ended June 30, 2022. During the three months ended June 30, 2022, the charges included additional costs related to an updated assessment of facilities in Texas, North Carolina and Georgia, partially offset by anticipated sublease income from these facilities. During the three months ended June 30, 2021, the charges included costs related to an updated assessment of leases in Georgia and Texas, partially offset by anticipated sublease income from these facilities.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Unoccupied lease charges decreased by $0.3 million or 33.9%, from $0.8 million for the six months ended June 30, 2021 to $0.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the charges included additional costs related to an updated assessment of facilities in Texas, North Carolina and Georgia, partially offset by anticipated sublease income from these facilities. During the six months ended June 30, 2021, the charges included costs related to an updated assessment of leases in Georgia and Texas, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Total other income (expense), net	$(1,098)	$(10,006)	$8,908	89.0%	$(1,894)	$(18,013)	$16,119	89.5%
Percentage of revenues	(0.8)%	(8.1)%			(0.7)%	(7.5)%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Total other income (expense), net represented a net expense of $1.1 million for the three months ended June 30, 2022 compared to a net expense of $10.0 million for the three months ended June 30, 2021. The change was primarily due to a $6.5 million decrease in non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2022. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such a discount. We also had a $0.4 million increase in income from money market accounts and investments. Additional increases resulted from a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.3 million decrease in loss on disposal of long-lived assets during the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Total other income (expense), net represented a net expense of $1.9 million for the six months ended June 30, 2022 compared to a net expense of $18.0 million for the six months ended June 30, 2021. The change was primarily due to a $13.0 million decrease in non-cash interest expense related to our convertible notes as a result of the aforementioned adoption of ASU No. 2020-06 on January 1, 2022, a $0.7 million increase in other income related to a gain resulting from a favorable settlement of an ordinary course dispute and a $0.4 million increase in income from money market accounts and investments. Additional increases resulted from a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.3 million decrease in loss on disposal of long-lived assets during the comparable period ended June 30, 2021.

Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Provision for income taxes	$(340)	$(178)	$(162)	91.0%	$(1,704)	$(313)	$(1,391)	444.4%
Percentage of revenues	(0.2)%	(0.1)%			(0.6)%	(0.1)%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Total provision for income taxes represented an expense of $0.3 million for the three months ended June 30, 2022 compared to an expense of $0.2 million for the three months ended June 30, 2021. As a result of our current net operating loss position, income tax expense for the three months ended June 30, 2022 consisted primarily of $0.1 million in state income tax, federal income tax of $0.1 million relating to the tax amortization of recently acquired goodwill and $0.1 million in foreign income tax. The income tax expense for three months ended June 30, 2021 consisted primarily of federal income taxes of $0.2 million relating to the tax amortization of recently acquired goodwill, $0.1 million in foreign and state income tax expense, partially offset by $0.1 million in income tax benefit from the acquisition of ClickSWITCH.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Total provision for income taxes represented an expense of $1.7 million for the six months ended June 30, 2022 compared to an expense of $0.3 million for the six months ended June 30, 2021. As a result of our current net operating loss position, income tax expense for the six months ended June 30, 2022 consisted primarily of $1.0 million in state income tax, including $0.6 million related to uncertain tax positions, federal income tax of $0.4 million relating to tax amortization of recently acquired goodwill and $0.3 million in foreign income tax. The income tax expense for the six months ended June 30, 2021 consist primarily of federal income taxes of $0.4 million relating to the tax amortization of recently acquired goodwill and $0.3 million in income tax expense from foreign operations, partially offset by $0.3 million in state income tax benefit and $0.1 million in income tax benefit from the acquisition of ClickSWITCH.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales. Historically, sales have tended to be lower in the first half of the year, but any resulting impact on our results of operation has been difficult to measure due to the timing of our implementations and overall growth in our business. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions.
While we believe the pandemic and related re-opening efforts have increased the importance and prominence of digital financial solutions, the increased economic uncertainty, reduced economic activity, including consumer and business spending, and challenges associated with re-opening resulted in delays in certain purchasing decisions and implementations during 2020 and 2021. During the second half of 2021, we observed an improved sales environment relative to 2020 and the first half of 2021, which we continue to observe during the first half of 2022 and we believe we will continue to observe for the remainder of 2022, although we are assessing what impacts a political global macro-environment slowdown could have on our business for the remainder of 2022 and into 2023. Additionally, the duration and impacts of the COVID-19 pandemic and the geopolitical uncertainties caused by Russia's invasion of Ukraine continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents and investments of $399.3 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(14,395)	$6,009
Investing activities	(100,137)	(43,780)
Financing activities	2,803	(52,487)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(111,729)	$(90,258)
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the six months ended June 30, 2022, our net cash and cash equivalents used in operating activities was $14.4 million, which consisted of a net loss of $48.8 million and cash outflows from changes in operating assets and liabilities of $43.8 million, partially offset by non-cash adjustments of $78.1 million. The primary drivers of the changes in operating assets and liabilities were a $16.0 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $11.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $7.7 million decrease in deferred revenue due to the recognition of revenue from prior payments exceeding receipts from customers during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs and amortization of debt issuance costs.
For the six months ended June 30, 2021, our net cash and cash equivalents provided by operating activities was $6.0 million, which consisted of a net loss of $55.8 million and cash outflows from changes in operating assets and liabilities of $21.1 million, offset by non-cash adjustments of $82.9 million. The primary drivers of the changes in operating assets and liabilities related to a $17.5 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $4.9 million decrease in other long-term liabilities. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of deferred implementation and deferred solution and other costs and amortization of debt discount and debt issuance costs.
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
For the six months ended June 30, 2022, our net cash used in investing activities was $100.1 million, consisting of $141.7 million from purchases of investments, $9.5 million from capitalized software development costs and $5.1 million for the purchase of property and equipment, partially offset by $56.1 million from maturities of investments.

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
Cash Flows from Financing Activities
Our financing activities for the six months ended June 30, 2022 consisted solely of cash received from exercises of stock options and contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock of $2.8 million.
For the six months ended June 30, 2021, net cash used in financing activities was $52.5 million, consisting of $63.7 million for the partial repurchase of the 2023 Notes, partially offset by $6.6 million of net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes and $4.6 million of cash received from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the six months ended June 30, 2022 can be found in Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

During the six months ended June 30, 2022, except for the adoption of ASU 2020-06 and implementation of our ESPP program, there were no significant changes in our critical accounting policies or estimates, which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2022 or 2021, our interest income would not have been materially affected. As of June 30, 2022, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2022, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of June 30, 2022, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We will continue to review this matter and may consider hedging certain foreign exchange risks in future years.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" above in this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Q2 HOLDINGS, INC.
August 4, 2022	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

August 4, 2022	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)