Form 10-Q
period 2022-09-30
Q2 Holdings, Inc.
filed 2022-11-07
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,516,988 shares of Common Stock, $0.0001 par value per share as of October 31, 2022.

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
•the impact that inflation, rising interest rates or a slowdown in the economy, financial markets and credit markets have and may continue to have on account holder or end user, or End User, usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for some of our non-implementation services which are more discretionary in nature, and the timing of customer implementation and purchasing decisions;
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
•the risks associated with our transactional business which are typically driven by end-user behavior which can be influenced by external drivers outside of our control;
•risks associated with effectively managing costs in light of the challenging macroeconomic environment, including the impacts of wage inflation on our operating costs;
•risks associated with the general economic and geopolitical impacts of Russia's invasion of Ukraine, including the heightened risk of cyberattacks on financial services and other critical infrastructure, and continued or increased inflation partially driven by increased energy costs or other unpredictable economic impacts that have and may continue to negatively affect demand for our solutions;
•risks associated with managing our business in response to continued challenging macroeconomic conditions and any anticipated or resulting recession;
•risks associated with accurately forecasting and managing the impacts of any macroeconomic downturn on our customers and their end users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, and our arrangements with them, which represent a newer market opportunity for us, a more complex revenue model for us and which may be more vulnerable to an economic downturn than our financial institution customers;
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
•regulatory risks, including risks related to evolving regulation of artificial intelligence, machine learning and the receipt, collection, storage, processing and transfer of data;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,574	$322,848
Restricted cash	2,732	2,973
Investments	203,116	104,878
Accounts receivable, net	52,598	46,979
Contract assets, current portion, net	3,298	1,845
Prepaid expenses and other current assets	13,503	10,531
Deferred solution and other costs, current portion	23,827	25,076
Deferred implementation costs, current portion	7,646	7,320
Total current assets	499,294	522,450
Property and equipment, net	59,130	66,608
Right of use assets	43,451	52,278
Deferred solution and other costs, net of current portion	26,571	26,930
Deferred implementation costs, net of current portion	18,686	17,039
Intangible assets, net	146,197	162,461
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	25,272	22,103
Other long-term assets	1,928	2,307
Total assets	$1,333,398	$1,385,045
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,660	$10,597
Accrued liabilities	15,143	18,343
Accrued compensation	18,038	31,725
Convertible notes, current portion	10,887	—
Deferred revenues, current portion	101,057	98,692
Lease liabilities, current portion	9,443	9,001
Total current liabilities	166,228	168,358
Convertible notes, net of current portion	657,129	551,598
Deferred revenues, net of current portion	20,831	29,168
Lease liabilities, net of current portion	55,292	61,374
Other long-term liabilities	3,573	4,251
Total liabilities	903,053	814,749
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 57,517 issued and outstanding as of September 30, 2022 and 56,928 shares issued and outstanding as of December 31, 2021	6	6
Additional paid-in capital	961,841	1,064,358
Accumulated other comprehensive loss	(3,603)	(135)
Accumulated deficit	(527,899)	(493,933)
Total stockholders' equity	430,345	570,296
Total liabilities and stockholders' equity	$1,333,398	$1,385,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$144,751	$126,736	$419,131	$366,829
Cost of revenues	77,895	69,726	228,988	201,278
Gross profit	66,856	57,010	190,143	165,551
Operating expenses:
Sales and marketing	27,966	22,664	79,709	63,067
Research and development	33,099	30,763	96,062	86,987
General and administrative	22,614	20,352	66,467	57,890
Acquisition related costs	352	476	882	2,514
Amortization of acquired intangibles	4,422	4,483	13,266	13,465
Lease and other restructuring charges	5,494	1,244	6,031	2,056
Total operating expenses	93,947	79,982	262,417	225,979
Loss from operations	(27,091)	(22,972)	(72,274)	(60,428)
Other income (expense):
Interest and other income	1,420	136	2,899	527
Interest and other expense	(1,651)	(8,151)	(5,024)	(25,042)
Loss on extinguishment of debt	—	—	—	(1,513)
Total other income (expense), net	(231)	(8,015)	(2,125)	(26,028)
Loss before income taxes	(27,322)	(30,987)	(74,399)	(86,456)
Provision for income taxes	(469)	(596)	(2,173)	(909)
Net loss	$(27,791)	$(31,583)	$(76,572)	$(87,365)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale investments	(746)	(8)	(2,363)	(3)
Foreign currency translation adjustment	(291)	163	(1,105)	128
Comprehensive loss	$(28,828)	$(31,428)	$(80,040)	$(87,240)
Net loss per common share, basic and diluted	$(0.48)	$(0.56)	$(1.34)	$(1.55)
Weighted average common shares outstanding:
Basic and diluted	57,362	56,559	57,205	56,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$440,939	$597,495	$570,296	$643,364

Common stock and additional paid-in capital:
Beginning balances	943,613	1,034,526	1,064,364	1,024,583
Stock-based compensation expense	17,783	14,404	51,208	41,796
Exercise of stock options	451	1,258	707	5,823
Issuance of common stock under ESPP	—	—	2,547	—
Shares acquired to settle the exercise of stock options	—	—	—	(200)
Cumulative effect of the adoption of new accounting standard	—	—	(156,979)	—
Equity component of early extinguishment of convertible notes	—	—	—	(28,454)
Settlement of convertible note hedges	—	—	—	26,295
Settlement of warrants	—	—	—	(19,655)
Ending balances	961,847	1,050,188	961,847	1,050,188

Accumulated deficit:
Beginning balances	(500,108)	(436,969)	(493,933)	(381,187)
Cumulative effect of the adoption of new accounting standard	—	—	42,606	—
Net loss	(27,791)	(31,583)	(76,572)	(87,365)
Ending balances	(527,899)	(468,552)	(527,899)	(468,552)

Accumulated other comprehensive income (loss):
Beginning balances	(2,566)	(62)	(135)	(32)
Other comprehensive income (loss)	(1,037)	155	(3,468)	125
Ending balances	(3,603)	93	(3,603)	93

Total stockholders' equity, ending balances	$430,345	$581,729	$430,345	$581,729

Common stock (in shares):
Beginning balances	57,313	56,464	56,928	55,562
Shares acquired to settle the exercise of stock options	—	—	—	(2)
Exercise of stock options	16	88	28	297
Issuance of common stock under ESPP	—	—	57	—
Shares issued for the vesting of restricted stock awards	188	264	504	959
Ending balances	57,517	56,816	57,517	56,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,572)	$(87,365)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	17,227	17,394
Depreciation and amortization	45,237	40,580
Amortization of debt issuance costs	2,043	1,550
Amortization of debt discount	—	19,398
Amortization of premiums on investments	311	751
Stock-based compensation expense	51,208	41,796
Realized gain (loss) on sale of marketable securities	17	—
Deferred income taxes	943	52
Allowance for credit losses	56	50
Allowance for sales credits	(58)	25
Loss on disposal of long-lived assets	132	386
Loss on extinguishment of debt	—	1,513
Lease and other restructuring charges	6,031	2,056
Changes in operating assets and liabilities:
Accounts receivable, net	(5,617)	(16,652)
Prepaid expenses and other current assets	(3,183)	(9,997)
Deferred solution and other costs	(7,341)	(9,631)
Deferred implementation costs	(10,666)	(10,260)
Contract assets, net	(4,620)	(3,185)
Other long-term assets	5,677	6,324
Accounts payable	1,622	(3,168)
Accrued liabilities	(16,630)	(1,029)
Deferred revenues	(5,973)	8,554
Deferred rent and other long-term liabilities	(8,090)	(7,528)
Net cash used in operating activities	(8,246)	(8,386)
Cash flows from investing activities:
Purchases of investments	(214,084)	(88,857)
Maturities of investments	113,156	119,650
Purchases of property and equipment	(8,933)	(16,059)
Business combinations, net of cash acquired	—	(64,652)
Capitalized software development costs	(15,662)	(3,908)
Net cash used in investing activities	(125,523)	(53,826)
Cash flows from financing activities:
Payments for repurchases of convertible notes	—	(63,692)
Proceeds from bond hedges related to convertible notes	—	26,295
Payments for warrants related to convertible notes	—	(19,655)
Proceeds from exercise of stock options and ESPP	3,254	5,822
Net cash provided by (used in) financing activities	3,254	(51,230)
Net decrease in cash, cash equivalents, and restricted cash	(130,515)	(113,442)
Cash, cash equivalents, and restricted cash, beginning of period	325,821	411,185
Cash, cash equivalents, and restricted cash, end of period	$195,306	$297,743
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$637	$839
Cash paid for interest	$1,486	$1,699
Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$—	$(200)
Property and equipment acquired and included in accounts payable and accrued liabilities	$30	$2,783
Property and equipment acquired through tenant improvement allowance	$—	$9,692
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$449
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
In the Company's opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 16, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
Use of Estimates
The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, standalone selling price, and other revenue items requiring significant judgment; estimate of credit losses; stock-based compensation; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of the conversion features of convertible notes; the impairment assessment of long-lived assets; and, income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2022 and 2021. No customers accounted for 10% or more of accounts receivable, net, as of September 30, 2022 and a single customer accounted for 14% of accounts receivable, net as of December 31, 2021.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.3 million and $0.1 million in expected losses for the nine months ended September 30, 2022 and 2021, respectively, of which $0.4 million and zero has been written off and charged against the allowance at September 30, 2022 and 2021, respectively. The allowance for credit losses related to contract assets was $0.2 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $5.6 million and $4.8 million were included in the accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.4 million and $0.2 million for expected losses for the nine months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.1 million has been written off and charged against the allowance as of September 30, 2022 and 2021, respectively. The allowance for credit losses related to accounts receivable was $0.6 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.2 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively.
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
The net decrease in the deferred revenue balance for the nine months ended September 30, 2022 was primarily driven by the recognition of $332.1 million of revenue recognized from current year invoices and $86.9 million of revenue that was included in the deferred revenue balance as of December 31, 2021, partially offset by cash payments received or due in advance of satisfying the Company's performance obligations of $408.4 million for current year invoices and $4.5 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
On September 30, 2022, the Company had $1.39 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 48% of its remaining performance obligations as revenue in the next 24 months, an additional 40% in the next 25 to 48 months, and the balance thereafter.

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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the condensed consolidated balance sheets. The Company capitalized implementation costs in the amount of $3.8 million and $3.4 million during the three months ended September 30, 2022 and 2021, respectively, and recognized $3.0 million and $2.8 million of amortization during the three months ended September 30, 2022 and 2021, respectively. The Company capitalized implementation costs in the amount of $10.7 million and $10.3 million during the nine months ended September 30, 2022 and 2021, respectively, and recognized $8.7 million and $7.9 million of amortization during the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included in cost of revenues in the accompanying condensed consolidated statements of comprehensive loss.
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
The Company capitalizes solution and other costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $2.9 million and $1.7 million in deferred commissions costs during the three months ended September 30, 2022 and 2021, respectively, and recognized $3.1 million and $3.0 million of amortization during the three months ended September 30, 2022 and 2021, respectively. The Company capitalized $10.8 million and $8.1 million during the nine months ended September 30, 2022 and 2021, respectively, and recognized $8.5 million and $9.5 million of amortization during the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription	$106,644	$91,544	$304,010	$265,765
Transactional	15,930	17,356	50,714	51,349
Services and Other	22,177	17,836	64,407	49,715
Total Revenues	$144,751	$126,736	$419,131	$366,829
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
Services and Other Revenues
Implementation services are required for new digital banking and lending platform and other standalone contracts, and there is a significant level of integration and configuration for each customer. The Company's revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer agreement term for its hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company has determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations across the majority of its markets and product offerings are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that for some of its products in certain markets the implementation services included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.
The majority of the Company's revenue recognized at a particular point in time is for usage revenue, on-premise software licenses and certain professional services. These services are recognized as the customer obtains control of the asset or the point the customer obtained control of the software.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of September 30, 2022.

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
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products and enhancements when released or made available. Internal-use software is amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the condensed consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
The Company capitalized software development costs in the amount of $6.2 million and $1.6 million during the three months ended September 30, 2022 and 2021, respectively, and $15.7 million and $3.9 million during the nine months ended September 30, 2022 and 2021, respectively. The Company recognized $0.9 million and $0.4 million of amortization for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $0.8 million of amortization for the nine months ended September 30, 2022 and 2021, respectively.

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
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $1.0 million for each of the three months ended September 30, 2022 and 2021, and $3.3 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Convertible Senior Notes
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. In June 2019, the Company issued $316.3 million principal amount of convertible senior notes due in June 2026, or the 2026 Notes. In November 2020, the Company issued $350.0 million principal amount of convertible senior notes due in November 2025, or the 2025 Notes. This was achieved by exchanging $181.9 million principal amount of the 2023 Notes for $210.7 million principal amount of the 2025 Notes and issuing an additional $139.3 million of new notes. In May 2021, the Company repurchased $37.1 million principal amount of the 2023 Notes. As of September 30, 2022, the aggregate principal amount outstanding related to the 2023 Notes was $10.9 million.

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
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of September 30, 2022, the Company had no finance leases.
Operating lease assets are included on the Company's condensed consolidated balance sheets in non-current assets as a right of use asset and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's condensed consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
Right of use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The right of use asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for operating lease payments is recognized over the lease term.
Impairment of Long-Lived Assets
Impairment of long-lived assets such as property and equipment, acquired intangible assets, capitalized software development costs and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company evaluates the recoverability of its long-lived assets by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows. If the carrying value is not recoverable, an impairment is recognized to the extent that the carrying value of the asset group exceeds its fair value.

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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,791)	$(31,583)	$(76,572)	$(87,365)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,362	56,559	57,205	56,242
Net loss per common share, basic and diluted	$(0.48)	$(0.56)	$(1.34)	$(1.55)
Due to net losses for the three and nine months ended September 30, 2022 and 2021, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2022	2021
Stock options, restricted stock units, and market stock units	3,233	2,296
Shares issuable pursuant to the ESPP	81	—
Shares related to convertible notes	6,256	645
Shares subject to warrants related to the issuance of the 2023 Notes	—	48
	9,570	2,989
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of the convertible senior notes was calculated using the if-converted method for the nine months ended September 30, 2022. The Company's convertible senior notes were calculated using the treasury stock method for the nine months ended September 30, 2021. Refer to discussion within "Recent Accounting Pronouncements" below for further details. The exercise rights of the Warrants issued in connection with the 2023 Notes will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company's common stock for a given period exceeds the conversion price of $78.75 per share. However, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the new guidance effective January 1, 2022, using the modified retrospective approach. The impact resulted in an increase to the convertible notes balance of $114.4 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to the additional paid in capital balance of $157.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of $42.6 million. As a result of the adoption, non-cash interest expense was lower for the three and nine months ended September 30, 2022 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Company's condensed consolidated statement of cash flows. Additionally, ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position. The prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2022:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$52,032	$52,032	$—	$—
Certificates of deposit	25,238	—	25,238	—
	$77,270	$52,032	$25,238	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$55,532	$—	$55,532	$—
Certificates of deposit	3,581	—	3,581	—
U.S. government securities	143,779	—	143,779	—
	$202,892	$—	$202,892	$—
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
4. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2022 and December 31, 2021 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net in the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended September 30, 2022 or 2021.
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. This equity investment had a carrying amount of $0.2 million as of September 30, 2022. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of September 30, 2022, the Company determined there were no other-than-temporary impairments on its equity investment.
As of September 30, 2022 and December 31, 2021, the Company's cash was $115.3 million and $126.9 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of September 30, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$52,032	$—	$—	$52,032
Certificates of deposit	25,238	—	—	25,238
	$77,270	$—	$—	$77,270
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$56,331	$—	$(799)	$55,532
Certificates of deposit	3,581	—	—	3,581
U.S. government securities	145,566	—	(1,787)	143,779
	$205,478	$—	$(2,586)	$202,892

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2022	December 31, 2021
Due within one year or less	$153,562	$63,935
Due after one year through five years	49,330	40,943
	$202,892	$104,878
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2022 and December 31, 2021.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$129,194	$(1,368)	$14,585	$(419)
Corporate bonds and commercial paper	50,611	(687)	4,921	(112)
	$179,805	$(2,055)	$19,506	$(531)

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$48,658	$(160)	$—	$—
Corporate bonds and commercial paper	41,500	(66)	—	—
	$90,158	$(226)	$—	$—
5. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at each of September 30, 2022 and December 31, 2021. On April 1, 2021, the Company's wholly-owned subsidiary, Q2 Software, Inc. acquired all of the outstanding equity interests of ClickSWITCH Holdings Inc, or ClickSWITCH, a privately-owned provider of digital account switching solutions. As such, the Company added $50.6 million of goodwill from the ClickSWITCH acquisition. The annual impairment test was performed as of October 31, 2021 and no impairment of goodwill was identified, nor has any impairment of goodwill been recorded to date.
Intangible assets at September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022			As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(37,823)	$24,962	$62,785	$(28,349)	$34,436
Non-compete agreements	13,275	(7,956)	5,319	13,275	(5,898)	7,377
Trademarks	19,870	(7,542)	12,328	19,870	(5,858)	14,012
Acquired technology	152,080	(69,030)	83,050	152,080	(52,220)	99,860
Capitalized software development costs	23,946	(3,408)	20,538	10,969	(4,193)	6,776
	$271,956	$(125,759)	$146,197	$258,979	$(96,518)	$162,461
The Company recorded intangible assets primarily from various prior business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to ten years. Amortization expense included in cost of revenues in the condensed consolidated statements of comprehensive loss was $5.6 million for each of the three months ended September 30, 2022 and 2021, and $16.8 million and $16.4 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense included in operating expenses in the condensed consolidated statements of comprehensive loss was $4.4 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and $13.3 million and $13.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company amortized $0.9 million and $0.4 million of capitalized software development costs for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2022 was as follows:

Amortization
Year Ended December 31,
2022 (October 1 to December 31)	$11,151
2023	44,102
2024	38,992
2025	26,753
2026	20,184
Thereafter	5,015
Total amortization	$146,197

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
The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $1.8 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.7 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively.
During the third quarter of 2022, the Company exited and made available for sublease certain leased office space in Texas. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As such, an impairment of $2.0 million was recorded to right of use assets and an additional $2.5 million was recorded to accrued liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the accompanying condensed consolidated statements of operations.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at September 30, 2022 were as follows:

Operating Leases
Year Ended December 31,
2022 (October 1 to December 31)	$3,158
2023	12,374
2024	11,410
2025	10,480
2026	9,458
Thereafter	31,692
Total lease payments	$78,572
Less: imputed interest	(13,837)
Total operating lease liabilities	$64,735
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at September 30, 2022 were as follows:

Contractual Commitments
Year Ended December 31,
2022 (October 1 to December 31)	$8,956
2023	45,662
2024	18,316
2025	359,109
2026	320,936
Thereafter	7,000
Total commitments	$759,979
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
For more than 20 trading days during the 30 consecutive trading days ended December 31, 2021, the last reported sale price of the Company's common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders on January 1, 2022 and remained convertible through March 31, 2022. Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing. As of September 30, 2022, the 2023 Notes, 2026 Notes and 2025 Notes were not convertible.
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
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of September 30, 2022			As of December 31, 2021
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$10,908	$316,250	$350,000	$10,908	$316,250	$350,000
Unamortized debt discount (1)	—	—	—	(634)	(56,918)	(59,436)
Unamortized debt issuance costs (1)	(21)	(4,889)	(4,232)	(64)	(4,276)	(4,232)
Net carrying amount	10,887	311,361	345,768	10,210	255,056	286,332

Equity component:
Net carrying amount (1)	$—	$—	$—	$2,321	$81,550	$73,109
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$722	$722	$2,168	$2,278
Amortization of debt issuance costs (1)	676	505	2,043	1,550
Amortization of debt discount (1)	—	6,344	—	19,398
Total	$1,398	$7,571	$4,211	$23,226
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
As of September 30, 2022, the remaining period over which the debt issuance costs will be amortized for the 2023 Notes, 2026 Notes and 2025 Notes was 0.4 years, 3.7 years and 3.1 years, respectively.
As of September 30, 2022, the if-converted value of the 2023 Notes, 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on September 30, 2022.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of September 30, 2022, there remained outstanding Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of September 30, 2022, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
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
As of December 31, 2021, a total of 15,823 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2022, 2,562 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the nine months ended September 30, 2022, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of September 30, 2022, a total of 18,385 shares were allocated for issuance under the 2014 Plan. As of September 30, 2022, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 8,603 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and market stock units, 1,705 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 8,781 shares of common stock remain available for future issuance under the 2014 Plan.
In March 2014, the Company also adopted the ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. The Company has reserved 800 shares of common stock for future issuance under the ESPP. The ESPP's initial four-month purchase period began in February 2022. During the nine months ended September 30, 2022, the Company issued 57 shares under the ESPP. As of September 30, 2022, 743 shares remain authorized and available for issuance under the ESPP.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of September 30, 2022, no shares remain available for future issuance under the 2007 Plan.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$2,898	$2,728	$8,972	$8,026
Sales and marketing	4,286	2,885	11,624	8,352
Research and development	3,661	3,388	10,363	10,039
General and administrative	5,919	5,068	17,341	14,374
Total stock-based compensation expense	$16,764	$14,069	$48,300	$40,791
9. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2022 is based on the estimated annual effective tax rate for fiscal year 2022. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (1.7)% and (1.9)% for the three months ended September 30, 2022 and 2021, respectively, and (2.9)% and (1.1)% for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. Current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.
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
As of September 30, 2022, the Company had $0.5 million in uncertain tax positions representing a $2.1 million decrease, including an insignificant amount of accrued interest, from the balance at December 31, 2021. Of this amount, $0.5 million resulted in an income tax expense during the nine months ended September 30, 2022. Operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2018 through 2021 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under audit by the State of Texas.
10. Subsequent Events
On October 3, 2022, the Company completed its acquisition of all of the outstanding equity interests of Sensibill, an enterprise software company that provides digital expense management solutions, in exchange for approximately $5.0 million of existing cash. The Company currently is in the process of accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2022.

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
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking solutions; lending solutions; an open technology platform, the Q2 Innovation Studio, that accelerates innovation by enabling a partnership ecosystem on the Q2 platform in which FinTechs and other digital solution providers can embed their offerings and customers can develop their own applications; and a comprehensive banking as a service, or BaaS, solution, which we re-branded as Helix in February 2022, that enables innovative companies to incorporate banking directly into their products. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their brands, and integrate traditional and emerging financial services, ultimately enhancing End-User acquisition, engagement and retention and improving operational efficiencies and profitability.
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
Recent Events
The COVID-19 pandemic continues to impact the global economy. While there has been significant economic recovery in certain markets, and demand for our solutions has rebounded, the recovery is characterized by additional uncertainty as a result of the disruption caused by the pandemic, including supply chain constraints in many industries, significant price increases for certain goods and services, rapid increases in demand as economies re-open, rising interest rates, increased employee attrition, skilled labor shortages, wage inflation and businesses and labor markets navigating how they will operate post-pandemic. This disruption to the macroeconomic environment has been exacerbated by the general economic and geopolitical uncertainties caused by Russia's invasion of Ukraine, including increased inflation partially driven by increased energy costs and disruption, instability and volatility in the global markets. In an effort to rein in inflation, the Federal Reserve has raised interest rates multiple times since January 1, 2022, and has signaled openness to future interest rate increases in 2022 and beyond if heightened inflation continues to persist. These interest rate increases in turn have caused increasing concerns of a potential recession as higher interest rates slow down the U.S. and global economy. This volatility in interest rates and associated recession concerns can create challenges for financial institutions in assessing risk in their existing loan portfolios and in making new lending decisions. Rising interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Financial institutions may respond to this challenging operating environment by reducing or delaying purchases of digital solutions and associated services. During the three months ended September 30, 2022, we observed a decline in customer demand for discretionary aspects of our solutions, namely professional services, which we believe may be related to the challenging macroeconomic environment. We also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. We expect continued pressure on our professional services and transactional revenue into 2023 and until the macroeconomic environment stabilizes or improves. As a result of the continued macroeconomic uncertainty, during the three months ended September 30, 2022, we implemented certain measures to further manage our expenses, which we expect to continue into the fourth quarter of 2022 and in 2023. The duration and severity of these events, general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other SEC filings for further discussion of the impact and possible future impacts of the COVID-19 pandemic and general macroeconomic uncertainty on our business.

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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are based on the number of commercial account holders. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 19.2 million, 17.8 million and 14.6 million Registered Users as of December 31, 2021, 2020 and 2019, respectively. Registered Users as of September 30, 2022 were 20.9 million compared to 19.2 million as of September 30, 2021.
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

Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $574.2 million, $464.2 million and $400.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. ARR as of September 30, 2022 was $633.7 million compared to $537.7 million as of September 30, 2021.
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
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets and lease and other restructuring charges can have a material impact on our GAAP financial results.

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
GAAP revenue	$144,751	$126,736	$419,131	$366,829
Deferred revenue reduction from purchase accounting	104	554	515	1,677
Total Non-GAAP revenue	$144,855	$127,290	$419,646	$368,506
Non-GAAP Operating Income
We provide non-GAAP operating income excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets and lease and other restructuring charges. We believe excluding these items is useful for the following reasons:
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
•Lease and other restructuring charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, partially offset by anticipated sublease income, any related impairments of the right of use assets as they relate to corporate restructuring and exit activities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with these initiatives to optimally align our resources to the businesses that will drive the most long-term value. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP operating loss	$(27,091)	$(22,972)	$(72,274)	$(60,428)
Deferred revenue reduction from purchase accounting	104	554	515	1,677
Stock-based compensation	16,764	14,069	48,300	40,791
Acquisition related costs	352	581	882	2,841
Amortization of acquired technology	5,603	5,604	16,810	16,365
Amortization of acquired intangibles	4,422	4,483	13,266	13,465
Lease and other restructuring charges	5,494	1,244	6,031	2,056
Non-GAAP operating income	$5,648	$3,563	$13,530	$16,767
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, acquisition related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, loss on extinguishment of debt, and lease and other restructuring charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(27,791)	$(31,583)	$(76,572)	$(87,365)
Deferred revenue reduction from purchase accounting	104	554	515	1,677
Stock-based compensation	16,764	14,069	48,300	40,791
Acquisition related costs	352	581	882	2,841
Depreciation and amortization	15,291	14,082	45,237	40,580
Lease and other restructuring charges	5,494	1,244	6,031	2,056
Provision for income taxes	469	596	2,173	909
Loss on extinguishment of debt	—	—	—	1,513
Interest and other (income) expense, net	137	7,761	1,975	24,056
Adjusted EBITDA	$10,820	$7,304	$28,541	$27,058
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

We continue to monitor the impacts the current inflationary environment and a potential global macroeconomic slowdown may have on our business for the remainder of 2022 and into 2023. During the three months ended September 30, 2022, we observed a decline in customer demand for discretionary aspects of our solutions, namely professional services, which we believe may be related to the challenging macroeconomic environment. We also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. We expect continued pressure on our professional services and transactional revenue into 2023 and until the macroeconomic environment stabilizes or improves. However, we believe that our subscription revenue will grow at a faster rate in 2023 compared to its growth in 2022. The duration and impacts of the COVID-19 pandemic and associated macroeconomic impacts, including rising interest rates and historically high inflation, and the geopolitical uncertainties caused by Russia's invasion of Ukraine continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
We capitalize certain software development costs for those employees who are directly associated with and who devote time to developing our software solutions on an individual product basis, including those related to programmers, software engineers and quality control teams, as well as third-party development costs. Software development costs are amortized to cost of revenues when products and enhancements are released or made available over the products' estimated economic lives.
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
Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
Throughout 2021 and into 2022, we experienced an exceptionally challenging hiring environment, and we have seen and expect continued intense competition for technical talent in the remainder of 2022, which has and may continue to have the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees and the incremental expenses related to the initial hiring process including an increased utilization of paid third parties to identify and hire talent. Additionally, while throughout 2021 most of our employees continued to work remotely from home and we suspended most non-essential business travel and conference participation, during 2022 some of these activities, including costs associated with onsite attendance, resumed. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel during the remainder of 2022. Additionally, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. As a result of the continued macroeconomic uncertainty, during the three months ended September 30, 2022, we implemented certain measures to further manage our expenses, which we expect to continue into the fourth quarter of 2022 and in 2023.

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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, including employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and are included in intangible assets, net on the condensed consolidated balance sheets. We intend to continue our investments in our software development teams and the associated technology in order to serve our customers and support our growth.
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
Lease and other restructuring charges
Lease and other restructuring charges include costs related to the early vacating of certain facilities, any related impairment of the right of use assets and ongoing expenses of other vacated facilities, partially offset by anticipated sublease income from the associated facilities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with these initiatives to optimally align our resources to the businesses that will drive the most long-term value.
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
Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues(1)	$144,751	$126,736	$419,131	$366,829
Cost of revenues(2)	77,895	69,726	228,988	201,278
Gross profit	66,856	57,010	190,143	165,551
Operating expenses:
Sales and marketing	27,966	22,664	79,709	63,067
Research and development	33,099	30,763	96,062	86,987
General and administrative	22,614	20,352	66,467	57,890
Acquisition related costs	352	476	882	2,514
Amortization of acquired intangibles	4,422	4,483	13,266	13,465
Lease and other restructuring charges(3)	5,494	1,244	6,031	2,056
Total operating expenses	93,947	79,982	262,417	225,979
Loss from operations	(27,091)	(22,972)	(72,274)	(60,428)
Total other income (expense), net	(231)	(8,015)	(2,125)	(26,028)
Loss before income taxes	(27,322)	(30,987)	(74,399)	(86,456)
Provision for income taxes	(469)	(596)	(2,173)	(909)
Net loss	$(27,791)	$(31,583)	$(76,572)	$(87,365)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.1 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of $5.6 million for each of the three months ended September 30, 2022 and 2021, and $16.8 million and $16.4 million for the nine months ended September 30, 2022 and 2021, respectively.
(3) Lease and other restructuring charges include costs related to the early vacating of various facilities and any related impairment of the right of use assets, partially offset by anticipated sublease income from these facilities and severance and other related compensation charges.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	53.8	55.0	54.6	54.9
Gross profit	46.2	45.0	45.4	45.1
Operating expenses:
Sales and marketing	19.3	17.9	19.0	17.2
Research and development	22.9	24.3	22.9	23.7
General and administrative	15.6	16.1	15.9	15.8
Acquisition related costs	0.2	0.4	0.2	0.7
Amortization of acquired intangibles	3.1	3.5	3.2	3.7
Lease and other restructuring charges(3)	3.8	1.0	1.4	0.6
Total operating expenses	64.9	63.1	62.6	61.6
Loss from operations	(18.7)	(18.1)	(17.2)	(16.5)
Total other income (expense), net	(0.2)	(6.3)	(0.5)	(7.1)
Loss before income taxes	(18.9)	(24.5)	(17.8)	(23.6)
Provision for income taxes	(0.3)	(0.5)	(0.5)	(0.2)
Net loss	(19.2)%	(24.9)%	(18.3)%	(23.8)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.1% and 0.4% for the three months ended September 30, 2022 and 2021, respectively, and 0.1% and 0.5% for the nine months ended September 30, 2022 and 2021, respectively.
(2) Includes amortization of acquired technology of 3.9% and 4.4% for the three months ended September 30, 2022 and 2021, respectively, and 4.0% and 4.5% for the nine months ended September 30, 2022 and 2021, respectively.
(3) Lease and other restructuring charges include costs related to the early vacating of various facilities and any related impairment of the right of use assets, partially offset by anticipated sublease income from these facilities and severance and other related compensation charges.
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Revenues	$144,751	$126,736	$18,015	14.2%	$419,131	$366,829	$52,302	14.3%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Revenues increased by $18.0 million, or 14.2%, from $126.7 million for the three months ended September 30, 2021 to $144.8 million for the three months ended September 30, 2022. This increase in revenue was primarily attributable to the delivery of additional solutions to new and existing customers, growth in Registered Users from new and existing customers, and an increase in debit card related pass-through fees.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Revenues increased by $52.3 million, or 14.3%, from $366.8 million for the nine months ended September 30, 2021 to $419.1 million for the nine months ended September 30, 2022. This increase in revenue was primarily attributable to the delivery of additional solutions to new and existing customers, growth in Registered Users from new and existing customers, and an increase in debit card related pass-through fees.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Cost of revenues	$77,895	$69,726	$8,169	11.7%	$228,988	$201,278	$27,710	13.8%
Percentage of revenues	53.8%	55.0%			54.6%	54.9%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Cost of revenues increased by $8.2 million, or 11.7%, from $69.7 million for the three months ended September 30, 2021 to $77.9 million for the three months ended September 30, 2022. This increase was primarily attributable to a $2.8 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as a higher mix of debit card related pass-through fees, a $2.5 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.6 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.8 million increase from amortization of capitalized implementation services and a $0.4 million increase in overhead costs and other discretionary and travel-related expenses.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Cost of revenues increased by $27.7 million, or 13.8%, from $201.3 million for the nine months ended September 30, 2021 to $229.0 million for the nine months ended September 30, 2022. This increase was primarily attributable to a $10.2 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as a higher mix of debit card related pass-through fees, a $7.6 million increase in personnel and hiring costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $5.4 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.0 million increase in overhead costs and other discretionary and travel-related expenses, a $1.8 million increase from amortization of capitalized implementation services and a $0.4 million increase from amortization of acquired customer technology resulting from the ClickSWITCH business acquired in the second quarter of 2021.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Sales and marketing	$27,966	$22,664	$5,302	23.4%	$79,709	$63,067	$16,642	26.4%
Percentage of revenues	19.3%	17.9%			19.0%	17.2%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Sales and marketing expenses increased by $5.3 million, or 23.4%, from $22.7 million for the three months ended September 30, 2021 to $28.0 million for the three months ended September 30, 2022. This increase was primarily attributable to a $4.4 million increase in personnel costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth, a $0.4 million increase in travel-related expenses and a $0.2 million increase in overhead costs.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Sales and marketing expenses increased by $16.6 million, or 26.4%, from $63.1 million for the nine months ended September 30, 2021 to $79.7 million for the nine months ended September 30, 2022. This increase was primarily attributable to an $11.3 million increase in personnel and hiring costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth, a $2.5 million increase in other discretionary expenses, including stadium sponsorship expenses, a $1.4 million increase in travel-related expenses and a $1.1 million increase in overhead costs.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to return to in-person sales formats and experiences for future user conferences. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a quarter-over-quarter basis, we expect such expenses to decline as a percentage of our revenues over the longer-term as our revenues grow.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Research and development	$33,099	$30,763	$2,336	7.6%	$96,062	$86,987	$9,075	10.4%
Percentage of revenues	22.9%	24.3%			22.9%	23.7%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Research and development expenses increased by $2.3 million, or 7.6%, from $30.8 million for the three months ended September 30, 2021 to $33.1 million for the three months ended September 30, 2022. This increase was primarily attributable to a $5.3 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.4 million increase in overhead and other discretionary and travel-related expenses. These increases were partially offset by a $3.5 million decrease as a result of increased capitalized software development costs.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Research and development expenses increased by $9.1 million, or 10.4%, from $87.0 million for the nine months ended September 30, 2021 to $96.1 million for the nine months ended September 30, 2022. This increase was primarily attributable to a $15.8 million increase in personnel and hiring costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $2.4 million increase in overhead and other discretionary and travel-related expenses. These increases were partially offset by a $9.5 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
General and administrative	$22,614	$20,352	$2,262	11.1%	$66,467	$57,890	$8,577	14.8%
Percentage of revenues	15.6%	16.1%			15.9%	15.8%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. General and administrative expenses increased by $2.3 million, or 11.1%, from $20.4 million for the three months ended September 30, 2021 to $22.6 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to a $2.0 million increase in personnel costs to support the growth of our business and a $0.2 million increase in overhead and other discretionary and travel-related expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. General and administrative expenses increased by $8.6 million, or 14.8%, from $57.9 million for the nine months ended September 30, 2021 to $66.5 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to a $6.1 million increase in personnel and hiring costs to support the growth of our business, a $1.5 million increase in overhead and other discretionary and travel-related expenses and a $0.7 million increase in bad debt expense.
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
Acquisition Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Acquisition related costs	$352	$476	$(124)	(26.1)%	$882	$2,514	$(1,632)	(64.9)%
Percentage of revenues	0.2%	0.4%			0.2%	0.7%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Acquisition related costs decreased by $0.1 million, or 26.1%, from $0.5 million for the three months ended September 30, 2021 to $0.4 million for the three months ended September 30, 2022. Acquisition related costs for the three months ended September 30, 2022 consisted of various legal and professional expenses incurred in connection with merger and acquisition activities. Acquisition related costs for the three months ended September 30, 2021 included compensation expense related to the retention bonuses for employees of previous acquisitions.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Acquisition related costs decreased by $1.6 million, or 64.9%, from $2.5 million for the nine months ended September 30, 2021 to $0.9 million for the nine months ended September 30, 2022. Acquisition related costs for the nine months ended September 30, 2022 consisted of various legal and professional expenses incurred in connection with merger and acquisition activities. Acquisition related costs for the nine months ended September 30, 2021 included $1.4 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Amortization of acquired intangibles	$4,422	$4,483	$(61)	(1.4)%	$13,266	$13,465	$(199)	(1.5)%
Percentage of revenues	3.1%	3.5%			3.2%	3.7%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Amortization of acquired intangibles decreased by $0.1 million, or 1.4%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. The acquired intangible assets are related to previously disclosed business combinations. The decrease was due to elimination of amortization of intangible assets that became fully amortized.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Amortization of acquired intangibles decreased by $0.2 million, or 1.5%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The acquired intangible assets are related to previously disclosed business combinations. The decrease was due to elimination of amortization of intangible assets that became fully amortized.

Lease and Other Restructuring Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Lease and other restructuring charges	$5,494	$1,244	$4,250	341.6%	$6,031	$2,056	$3,975	193.3%
Percentage of revenues	3.8%	1.0%			1.4%	0.6%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Lease and other restructuring charges increased by $4.3 million, or 341.6%, from $1.2 million for the three months ended September 30, 2021 to $5.5 million for the three months ended September 30, 2022. During the three months ended September 30, 2022, the charges included $5.2 million primarily related to the vacating of a facility in Texas, including the associated impairment of the right of use asset, updated assessments and ongoing expenses of other vacated facilities, as well as $0.3 million related to severance and other related compensation charges associated with eliminating certain positions in connection with these initiatives to optimally align our resources to the businesses that will drive the most long-term value. During the three months ended September 30, 2021, the charges included costs related to an updated assessment and vacating of facilities, partially offset by anticipated sublease income from these facilities.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Lease and other restructuring charges increased by $4.0 million or 193.3%, from $2.1 million for the nine months ended September 30, 2021 to $6.0 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the charges included $5.7 million primarily related to the vacating of a facility in Texas, including the associated impairment of the right of use asset, updated assessments and ongoing expenses of other vacated facilities, as well as $0.3 million related to severance and other related compensation charges associated with eliminating certain positions in connection with these initiatives to optimally align our resources to the businesses that will drive the most long-term value. During the nine months ended September 30, 2021, the charges included costs related to an updated assessment and vacating of facilities, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Total other income (expense), net	$(231)	$(8,015)	$7,784	97.1%	$(2,125)	$(26,028)	$23,903	91.8%
Percentage of revenues	(0.2)%	(6.3)%			(0.5)%	(7.1)%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Total other income (expense), net represented a net expense of $0.2 million for the three months ended September 30, 2022 compared to a net expense of $8.0 million for the three months ended September 30, 2021. The change was primarily due to a $6.3 million decrease in non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2022. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such a discount. We also had a $1.2 million increase in income from cash and investments.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Total other income (expense), net represented a net expense of $2.1 million for the nine months ended September 30, 2022 compared to a net expense of $26.0 million for the nine months ended September 30, 2021. The change was primarily due to a $19.3 million decrease in non-cash interest expense related to our convertible notes as a result of the aforementioned adoption of ASU No. 2020-06 on January 1, 2022, a $1.6 million increase in income from cash and investments and a $0.7 million increase in other income related to a gain resulting from a favorable settlement of an ordinary course dispute. Additional increases resulted from a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.3 million decrease in loss on disposal of long-lived assets during the comparable period ended September 30, 2021.

Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	(%)	2022	2021	$	(%)
Provision for income taxes	$(469)	$(596)	$127	(21.3)%	$(2,173)	$(909)	$(1,264)	139.1%
Percentage of revenues	(0.3)%	(0.5)%			(0.5)%	(0.2)%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. Total provision for income taxes represented an expense of $0.5 million for the three months ended September 30, 2022 compared to an expense of $0.6 million for the three months ended September 30, 2021. As a result of our current net operating loss position, income tax expense for the three months ended September 30, 2022 consisted primarily of $0.2 million in federal income tax relating to the tax amortization of recently acquired goodwill, $0.2 million in foreign income tax and $0.1 million in state income tax. The income tax expense for three months ended September 30, 2021 consisted primarily of $0.4 million in foreign and state income tax expense and $0.2 million in federal income tax relating to the tax amortization of recently acquired goodwill.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021. Total provision for income taxes represented an expense of $2.2 million for the nine months ended September 30, 2022 compared to an expense of $0.9 million for the nine months ended September 30, 2021. As a result of our current net operating loss position, income tax expense for the nine months ended September 30, 2022 consisted primarily of $1.1 million in state income tax which includes $0.5 million related to uncertain tax positions, $0.6 million in federal income tax relating to tax amortization of recently acquired goodwill and $0.5 million in foreign income tax. The income tax expense for the nine months ended September 30, 2021 consist primarily of federal income taxes of $0.7 million in income tax expense from foreign operations and $0.6 million relating to the tax amortization of recently acquired goodwill, partially offset by $0.3 million in state income tax benefit and $0.1 million in income tax benefit for the acquisition of ClickSWITCH.
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
We continue to monitor the impacts the current inflationary environment and a potential global macroeconomic slowdown may have on our business for the remainder of 2022 and in 2023. The duration and impacts of the COVID-19 pandemic and associated macroeconomic impacts, including rising interest rates and historically high inflation, and the geopolitical uncertainties caused by Russia's invasion of Ukraine continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents and investments of $395.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(8,246)	$(8,386)
Investing activities	(125,523)	(53,826)
Financing activities	3,254	(51,230)
Net decrease in cash, cash equivalents, and restricted cash	$(130,515)	$(113,442)
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments, and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the nine months ended September 30, 2022, our net cash and cash equivalents used in operating activities was $8.2 million, which consisted of a net loss of $76.6 million and cash outflows from changes in operating assets and liabilities of $54.8 million, partially offset by non-cash adjustments of $123.1 million. The primary drivers of the changes in operating assets and liabilities were a $15.0 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter and a $18.0 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution, lease and other restructuring charges and amortization of debt issuance costs.
For the nine months ended September 30, 2021, our net cash and cash equivalents used in operating activities was $8.4 million, which consisted of a net loss of $87.4 million and cash outflows from changes in operating assets and liabilities of $46.6 million, offset by non-cash adjustments of $125.6 million. The primary drivers of the changes in operating assets and liabilities related to a $19.9 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $16.7 million increase in accounts receivable primarily due to the timing of annual customer billings at the end of the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs and amortization of debt discount and debt issuance costs.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, purchases of property and equipment to support our growth and costs incurred for the development of capitalized software. Purchases of property and equipment may vary period-to-period due to the timing of the expansion of our operations, data center and other technical infrastructure.
For the nine months ended September 30, 2022, our net cash used in investing activities was $125.5 million, consisting of $214.1 million from purchases of investments, $15.7 million from capitalized software development costs and $8.9 million for the purchase of property and equipment, partially offset by $113.2 million from maturities of investments.
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
Cash Flows from Financing Activities
Our financing activities for the nine months ended September 30, 2022 consisted solely of cash received from exercises of stock options and contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock of $3.3 million.
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

Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the nine months ended September 30, 2022 can be found in Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
During the nine months ended September 30, 2022, except for the adoption of ASU 2020-06 and implementation of our ESPP program, there were no significant changes in our critical accounting policies or estimates, which were included in the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in our Annual Report on Form 10-K, filed with the SEC on February 16, 2022.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2022 or 2021, our interest income would not have been materially affected. As of September 30, 2022, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
During 2018, we commenced international operations. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2022, our most significant currency exposures were the Indian rupee, British pound, and Australian dollar. As of September 30, 2022, we had operating subsidiaries in India, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
None.
Item 6.   Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
November 7, 2022	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President and Chief Executive Officer (Principal Executive Officer)

November 7, 2022	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)