Form 10-K
period 2022-12-31
Q2 Holdings, Inc.
filed 2023-02-21
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,207,185,144. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 57,739,195 shares of the registrant's common stock outstanding as of January 31, 2023.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2023 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2022, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the risks associated with the development of our solutions and changes to the market for our solutions compared to our expectations;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the accuracy of our forecasts;
•the risks associated with anticipated higher operating expenses in 2023 and beyond;
•the impact that inflation, rising interest rates or a slowdown in the economy, financial markets and credit markets have or could have an impact on account holder or end user, or End User, usage of our Helix and payment solutions, and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including professional services which are more discretionary in nature, and the timing of customer implementation and purchasing decisions;
•the risks and increased costs associated with managing growth and the challenges associated with improving operations and hiring, retaining and motivating employees to support such growth, particularly in light of the macroeconomic impacts of the novel coronavirus disease, or COVID-19, including increased employee turnover, labor shortages, wage inflation and extreme competition for talent;
•the risk that the residual impacts of the COVID-19 pandemic and the associated efforts to limit its spread continue to negatively impact or disrupt the markets for our solutions and that the markets for our solutions do not return to normal or grow as anticipated;
•the risks associated with our transactional business which are typically driven by end-user behavior which can be influenced by external drivers outside of our control;
•the risks associated with effectively managing our cost structure in light of the challenging macroeconomic environment and from the effects of seasonal or other unexpected trends;
•the risks associated with the general economic and geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks on financial services and other critical infrastructure, and continued or increased inflation partially driven by increased energy costs or other unpredictable economic impacts that have and may continue to negatively affect demand for our solutions;
•the risks associated with managing our business in response to continued challenging macroeconomic conditions and any anticipated or resulting recession;
•the risks associated with accurately forecasting and managing the impacts of any macroeconomic downturn on our customers and their end users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, and our arrangements with them, which represent a newer market opportunity for us, a more complex revenue model for us and which may be more vulnerable to an economic downturn than our financial institution customers;

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
•the risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our products, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities and harm to our business and reputation and our ability to sell our solutions;
•the difficulties and risks associated with developing and selling complex new solutions and enhancements with the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities;
•regulatory risks, including risks related to evolving regulation of artificial intelligence, or AI, machine learning and the receipt, collection, storage, processing and transfer of data;
•the risks associated with our sales and marketing capabilities, including partner relationships and the length, cost and unpredictability of our sales cycle;
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
•the risks associated with selling our solutions internationally and with expanding our international operations;
•the risk that our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled "Risk Factors."
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K is filed with the SEC. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.
Overview
Q2 is a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking solutions; lending solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a comprehensive banking as a service, or BaaS, solution, which enables innovative companies to integrate banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 18 years ago, Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans digital banking, lending, profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. As of December 31, 2022, we had more than 1,200 financial institution customers using one or more of our solutions, including more than 40% of the top 100 U.S. Banks and more than 40% of the top 100 U.S. Credit Unions, based on total assets. As of December 31, 2022, we had 444 installed digital banking platform customers, and those customers had approximately 21.1 million account holders registered on our digital banking platform. During 2022, End Users logged into our digital banking platform over 4 billion times and executed over $2.4 trillion in financial transactions. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions and continue to generate a substantial majority of our revenue from sales of our digital banking platform, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.
The financial services industry is undergoing tremendous change, influenced by three major factors. First, financial institutions demand now, more than ever, to digitize their operations and offerings. Second, FinTechs and the innovation they bring to the market are increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. And third, major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their End Users place in them, driving deeper engagement with those End Users. These three forces continue to converge, creating what we believe is a new frontier in financial services in which financial institutions, FinTechs and Brands will have new roles and interdependencies, and which will require new technology, new partners, and new business models. We believe that lasting value creation in financial services will be achieved by those companies that can support and enhance the convergence of these forces. In addition, we have built a broad set of solutions that we believe equips us to accelerate and optimize this convergence – from digitizing the entire bank, to facilitating partnerships among financial institutions and FinTechs, to enabling Brands to incorporate banking into their products and customer relationships.
We believe this new frontier creates an expanded market opportunity for our business, which we have been thoughtfully evolving for several years. We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others. We believe our expanded solution offerings and the continued growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $15.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. On average, Q2 digital banking platform customers have historically grown contracted revenue by approximately 38% within 36 months of implementation. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.

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
We primarily sell our solutions through our direct sales organization and the related revenues are recognized over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved significant growth since our inception, including the past three years. We had total revenues of $565.7 million, $498.7 million and $402.8 million in 2022, 2021 and 2020, respectively. We have invested, and intend to continue to invest, to grow our business by expanding our sales and marketing activities, adding delivery and support resources aligned with our growth, developing and acquiring new solutions and enhancing our existing solutions and technical infrastructure. We incurred net losses of $109.0 million, $112.7 million and $137.6 million in 2022, 2021 and 2020, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 10355 Pecan Park Boulevard, Austin, Texas 78729. Our telephone number is (833) 444-3469.
Industry Background
The financial services market is intensely competitive and rapidly changing, characterized by a new frontier in which financial institutions and other financial services providers will have new roles and interdependencies and require new technology, partnerships, and business models to create differentiation and lasting value.
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
The confluence of these challenges and opportunities faced by financial institutions and other financial services providers, including Brands, has created an environment in which cooperation, rather than competition, can be the optimal solution. To more deeply engage with their End Users, financial institutions are increasingly seeking to incorporate best-in-class FinTech experiences into their digital offerings, and other financial services providers are increasingly incorporating banking functionality into their offerings. This convergence of factors and interdependency between financial institutions and other financial service providers represents a new frontier in financial services in which financial institutions, FinTechs, and Brands will have new roles and interdependencies, and will require new technology, new partnerships and new business models.
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
The market for digital financial services is significant
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. In addition, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions and services includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, open platform solutions, BaaS, digital account opening, account switching, data-driven sales enablement, spending insights and portfolio management solutions.
As of December 31, 2022, we had more than 1,200 financial institution customers using one or more of our solutions, including more than 40% of the top 100 U.S. Banks and more than 40% of the top 100 U.S. Credit Unions, based on total assets. Our financial institution customers span from regional and community financial institutions, or RCFIs, to global enterprise banks, demonstrating that our portfolio of solutions gives us access to the full spectrum of financial institutions. We market our lending, fraud detection, risk assessment and compliance solutions to all federally-insured financial institutions on a standalone basis, or in combination with our digital banking platform. We market our digital banking platform primarily to RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs. We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2022, consisted of approximately 9,599 financial institutions with combined assets of $8.9 trillion, representing approximately 35% of the aggregate assets held by the 9,635 total federally-insured financial institutions. RCFIs remain critical to our mission of building stronger and more diverse communities by strengthening their financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.

The FinTech, Alt-FI and Brand markets consist of thousands of financial services providers globally seeking to provide End Users with new and innovative financial services, experiences and solutions. FinTechs and Alt-FIs have received substantial investment, estimated to be greater than $500 billion globally from 2008 through June 30, 2022, with $50 billion invested in the first six months of 2022 alone, according to Deloitte's web-based Interactive Fintech Funding Report citing Venture Scanner source data. Our Q2 Innovation Studio offerings, which we market to financial institutions and FinTechs, allows our financial institution customers and other technology partners to integrate financial services to our digital banking platform, allowing financial institutions to quickly and efficiently incorporate the integrated solutions into their offerings and operations. We market Helix primarily to FinTechs and Brands wishing to incorporate banking into their innovative digital services. We also market our digital lending platform and discrete elements of our digital banking platform to FinTechs and Alt-FIs globally.
Based on our estimates of the number of target financial institutions for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking platform, including retail, small business and commercial banking, as well as digital account opening, account switching, risk management and Q2 Innovation Studio is greater than $9.0 billion. Based on our estimate of the number of target providers of digital lending services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, pricing and sales enablement modules, is greater than $4.0 billion. Based on our estimates of the number of target financial institutions and Brands for our Helix solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our Helix solutions is greater than $2.0 billion. In the aggregate, we believe that the worldwide market for our solutions is greater than $15.0 billion.
Our Solutions
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and End Users. We offer our solutions to financial institutions, FinTechs, Alt-FIs, and Brands wishing to incorporate banking into their customer engagement and servicing strategies. Our integrated, end-to-end portfolio of solutions and services are designed to enable End Users and customers to engage with and manage financial experiences anytime, anywhere, and from any device, across all devices. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
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
•Q2 Innovation Studio: Our application program interface, or API, based and software development kit, or SDK, based open technology platform allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
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

•Helix: Our cloud-based, real-time core processing BaaS platform combines the services and functionality necessary for FinTechs and innovative Brands to incorporate banking services into their digital offerings, allowing them to easily and efficiently incorporate highly personalized financial experiences within their digital offerings without having to independently meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services.
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
•SaaS delivery model: We developed our solutions to be cloud-based. Our customers generally subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. While we host our digital banking platform for substantially all of our digital banking and Q2 Innovation Studio customers, our lending and Helix solutions are hosted with industry leading public cloud service providers. Our SaaS delivery model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.
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

•Real-time security: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our Q2 Sentinel product are able to identify and block suspected fraudulent activity in real-time at the application layer, based on machine-learning and behavioral analytics, and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach mitigates and more effectively manages the security risks in financial services and helps protect our customers' reputations. We continue to invest in the resiliency and security of our platform and solutions. We believe our security posture, encompassing a private cloud consisting of active-active data centers combined with a state-of-the-art distributed cloud leveraging multiple public cloud vendors differentiates us in the markets we serve.
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
•We have acquired and developed solutions to better serve our financial institution customers and a broader set of global financial service providers including FinTechs, Alt-FIs and Brands: Over the past several years, we have expanded our portfolio to include offerings such as digital lending, Q2 Innovation Studio, Helix, digital account opening, account switching, risk management, data-driven sales enablement, spending insights and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.
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

•We believe Helix has an early mover advantage in serving the rapidly growing market of Brands incorporating banking into their digital offerings: We have been investing in our Helix offerings for several years, and today our Helix platform supports many FinTechs and innovative Brands, serving more than 13 million End Users. FinTechs and major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their customers place in them, driving deeper engagement with those customers all while generating additional revenue. We believe this opportunity to be in its early stages and given the maturity and adoption of our Helix solution to date and that our Helix solutions were one of the earliest of their type on the market, we believe we have a significant competitive advantage in capitalizing on this opportunity.
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
•Established financial stability: We generated cash flow from operations for our most recent full-year and expect to show continued improvement in cash flows from operations in the normal course of business over the long term. Given that some vendors we may compete with have not generated cash flow from operations, we believe our relative financial maturity is viewed as a strength by potential customers as they make their vendor selections. In addition, we feel that our position to generate cash flow from operations affords us with opportunities to invest and pursue our growth strategy, which may not be as easy for companies who are not generating cash flows from operations.
•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas, which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past 12 years, the Austin American Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.

Our Growth Strategy
We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally and to capitalize on the new frontier in financial services. To accomplish this goal, we are pursuing the following growth strategies:
•Further penetrate our large market opportunity: We believe financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with financial experiences across a variety of digital channels. Over the past several years, in response to the increasing demand for innovative digital banking and other financial services, we have taken steps to expand our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of financial services providers and their End Users. Through Q2 Innovation Studio, we have opened our digital banking platform, making it easy for financial institutions and other digital solution providers to integrate additional functionality to our platform. We believe that our expanded portfolio of solutions addresses a broader set of customer needs, and over the last six years we have seen the average number of products in new digital banking contracts increase by 32%. We intend to further penetrate our large market opportunity and increase our number of financial institution and other financial services provider customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.
•Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling them additional solutions. Our broad portfolio of solutions gives us access to decision makers across our customers' organizations. Specifically, we sell distinct solutions targeted for purchase by roles such as head of risk, lending, finance, operations, branding and technology. Additionally, the initial term of our digital banking platform customer agreements averages over five years. The breadth of our portfolio of solutions and the duration of our typical initial digital banking platform arrangement provides us with the ability to better understand our customers' businesses, build trust with them and offer them new ways to acquire, engage and retain End Users. In addition, our revenues from existing customers continue to grow as these customers increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. We believe our recent investments in digital lending, BaaS, digital account opening, account switching, open platform solutions, data-driven sales enablement, spending insights and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users. Our financial institution customers grow their End User bases organically and through acquisitions of other financial institutions.
•Relentlessly innovate to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. We have rapidly grown through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans onboarding, banking and lending across the retail, small business and commercial segments. Our integrated, end-to-end collection of services and experiences now includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions.
•Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities, such as our acquisitions of Centrix, Social Money, Unbill, Cloud Lending, Gro, PrecisionLender, ClickSWITCH and Sensibill. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.
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

Q2 Contextual Personal Financial Management (PFM)	• Allows End Users to easily add external accounts and view them together with internal accounts on their digital banking home page
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

Q2 Biller Direct	• Bill payment solution that aggregates End Users' bills and payments into a single view, enabling bill presentment, aggregation and bill pay functionality

ClickSWITCH	• Allows financial institutions, upon the direction of an End User, to switch the End User's direct deposits to the End User's account with the financial institution

Sensibill	• Spend management solution that allows End Users to capture business and personal expenses, enabling them to better manage their financial activity
• Allows financial institutions to collect and analyze product-level End User purchase data, enabling the creation of highly differentiated user profiles utilizing AI and machine learning
• Allows financial institutions to present highly targeted behavioral purchase insights to the End User

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
• Encompasses check positive pay with payee match, ACH positive pay and full account reconciliation

Lending Solutions
PrecisionLender Solutions
Our PrecisionLender platform is a cloud-based, data-driven sales enablement, relationship pricing and portfolio management solution that allows financial institutions globally to structure and negotiate commercial lending, deposits and fee-based business transactions more effectively. During the negotiation process, the PrecisionLender platform analyzes a financial institution's entire commercial portfolio, and individual relationships, in addition to other external market information, to assess the performance of the portfolio and relationships. Based on such analysis, PrecisionLender provides commercial bankers with actionable insights by highlighting potential concerns and identifying potential opportunities, ultimately allowing them to more efficiently and effectively price, negotiate and close commercial loans, secure deposits and process treasury services. The PrecisionLender platform user experience is enhanced by Andi®, a digital enterprise coach powered by machine learning and one of the industry's largest commercial banking data sets. The PrecisionLender platform includes the following distinct solutions:

Solution	Features
PrecisionLender Platform	• Cloud-based loan pricing and negotiation functionality that provides commercial and small business relationship managers with actionable insights based on analysis of their commercial and small business account holder portfolios to efficiently and effectively price and structure commercial loans, deposits and other fee-based banking services

Premium Treasury Pricing	• Optional advanced module to the PrecisionLender Platform that enables commercial and small business relationship managers and treasury management officers to collaborate on pricing and structuring fee-based banking services, including the modeling of pro forma revenue and expenses

Data Studio	• Managed and configured data environment that provides in depth analysis and reporting of a financial institution's commercial and small business account portfolios
• Enables commercial and small business managers to assess performance trends as well as identify cross-sales and other opportunities for improvement

Andi®	• Configurable digital enterprise coach powered by machine learning which accompanies the relationship manager throughout the commercial and small business loan structuring, negotiating and pricing process
• Provides recommendations along the way leveraging the real-time analysis being performed by the PrecisionLender Platform and one of the industry's largest commercial banking data sets
Cloud Lending Solutions
Our Q2 Cloud Lending, or CL, digital lending platform is a cloud-based, end-to-end lending solution that allows financial institutions, FinTechs and Alt-FIs to automate and digitize their lending activities, supporting digital lending applications, scoring, underwriting, servicing and collections for multiple assets classes. The CL digital lending platform allows financial institutions, FinTechs and Alt-FIs to originate and service a wide range of loan types including consumer, commercial, small business and marketplace, or peer-to-peer. The CL digital lending platform utilizes the Force.com platform and includes the following distinct solutions, which financial institutions, FinTechs and Alt-FIs can use as a complete package or individually to supplement existing operations:

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

Q2 Innovation Studio
The Q2 Innovation Studio is a portfolio of technologies and solutions that financial institution customers, FinTechs and other digital solutions providers can leverage to design, develop, and distribute innovative products, services, features, and integrations through Q2's digital banking platform. Q2 Innovation Studio includes an API-based and SDK-based open technology platform that allows our financial institution customers, FinTechs and other digital solution providers to develop unique extensions of and integrations to our digital banking platform. Financial institution customers wishing to customize or supplement our digital banking platform solutions may subscribe to the Q2 Innovation Studio and deploy their own development resources, or utilize certified partners, to develop customized services or unique integrations, allowing them to innovate more quickly and to differentiate their brands leveraging our secure digital banking platform. Additionally, FinTechs and other digital solution providers can use the Q2 Innovation Studio to develop integrations of their financial services offerings to our digital banking platform, allowing our broad set of digital banking platform customers to select from a substantial and growing catalogue of pre-integrated technology partners to quickly and easily deploy the latest financial and other services solutions expected by End Users. Q2 Innovation Studio can significantly reduce the time and cost it takes to bring new offerings to market and create new opportunities for customer and End User engagement and retention. We believe Q2 Innovation Studio facilitates a mutually beneficial ecosystem of financial institutions, FinTechs and other digital solution providers, allowing them to partner, generate new revenue opportunities, and enhance End User engagement in the new frontier of financial services.
Helix
Helix allows FinTechs and innovative Brands to incorporate banking services into their digital offerings, allowing them to easily and efficiently incorporate highly personalized financial experiences within their digital offerings and meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services. Helix combines a cloud-based, real-time core processing platform with the services necessary to support it, including integrated issuer processing, identity verification technologies and the banking services of one of Q2's financial institution partners. These financial institution partners provide the highly-regulated banking services which FinTechs and Brands cannot offer on their own without a bank charter, including issuing accounts and cards, holding and insuring deposits and moving money on the FinTech's or Brand's behalf.
Implementation Services, Professional Services and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation services, professional services, advisory services and customer support, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers ensuring the rapid deployment and effective utilization of our solutions. We offer customized professional services to assist our customers with their efforts to extend our offerings and differentiate their brands. In certain cases, we engage with customers for more tailored, premium professional services, or Premier Services, with select established customers resulting in a deeper and ongoing level of engagement with them. Under certain circumstances for our digital lending solutions, we also partner with third-party professional system integrators to support our customers in the installation and configuration process. These implementation teams develop and execute a coordinated implementation plan for our customers centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production.
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
Partner Offerings
In addition to our Q2 Innovation Studio offerings, our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings, and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with our proprietary, highly flexible set of integration tools, allows us to build rapid integrations with our customers' internal and third-party systems to support End-User activities and customer processes. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users.

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

All End Users of our solutions are authenticated, authorized and validated before they can access our solutions. End Users must have, at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band, one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model allows different groups of End Users to have different levels of access to our solutions. Our code is security reviewed multiple times before being deployed into production, our solutions' vulnerability is tested using internal tools prior to release, and an independent third party performs penetration and vulnerability tests on our solutions periodically.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2022, we had seven U.S. patent applications pending and 11 issued U.S. patents, with expiration dates ranging from October 2027 to October 2040. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
Our Competition
The market for digital solutions for financial services providers is highly competitive. We believe that the breadth of the comprehensive integration among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support, pace at which we bring innovation to market, and our unified cloud-based digital banking, digital lending, Q2 Innovation Studio and Helix solutions distinguish us from the competition.
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including NCR Corporation, or NCR, Alkami Technology, Inc. and Lumin Digital in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending platform, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors spend more funds on research and development in terms of absolute dollars.
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
•breadth and depth of product portfolio addressing numerous mission critical applications for our customers;
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
People
As of December 31, 2022, we had 2,249 employees, of which 2,242 are full time employees, 1,842 of which were employed in the United States, and 400 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
At Q2, we view our people and culture as our greatest asset. For more than 18 years, Q2 has been recognized and defined by our mission-driven culture. Our mission is to build stronger and more diverse communities by strengthening their financial institutions. Our people are paramount to our success, and we have always operated with a set of principles to help guide us in how we treat one another, run our business and serve our customers, partners and communities. To ensure our continued success, we endeavor to nurture our mission-driven culture by how we grow our teams, define our goals and reward our employees. Our current programs focus on the following key human capital measures and objectives:
Diversity, Equity and Inclusion
As a global company, we embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. We are building diversity, equity and inclusion, or DEI, into our culture with a focus on creating environments and practices that mitigate bias and allow our employees to be their best. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2022 reflected the following:

	Women	Non-White (1)
Overall	35%	25%
Director-level employees and above	33%	17%
___________________________________________________________________________
(1)Excludes the impact of our Bangalore, India operations.
Our DEI efforts highlight:
•partnerships with industry leaders to bring networking and learning opportunities for our Q2 team members;
•adding new Q2 employee resource groups, or ERGs, and expanding the impact of those groups;
•promoting an equal opportunity work environment that enables employees to feel safe to express their ideas and perspectives and where they feel they belong;

•offering multidisciplinary learning opportunities educating employees and leaders to recognize where bias exists and building practices to combat its impact;
•recruiting, developing and retaining diverse top talent;
•reinforcing our commitment by supporting external community-based DEI-focused causes and organizations; and
•publishing our second environmental, social and governance, or ESG, report, which included disclosures on our DEI progress and initiatives.
In fiscal 2022, our DEI initiatives included completing leadership training institute targeting our executive leadership team with enhanced DEI focus and enhancing communications to internal and external stakeholders of our DEI commitment, efforts and progress.
We continue to evolve our practices and operating procedures, looking for new ways to identify and eliminate bias and inequities within our organization, including enhanced employee feedback and data collection to supplement our understanding and support of our teams. In addition to our first three ERGs, Q2 Women, Black Q2 and Q2 Pride, we are in the early steps of launching two additional ERGs for our Asian Pacific Islanders (API) and Latino team members. Each ERG has executive leadership support, mission statements and volunteer leadership rosters. The DEI learning journey continues with multiple avenues for increasing individual understanding of DEI concepts and practices through a variety of channels. Our most senior leaders completed our inaugural DEI Leadership Institute investing six months of time to help shape our DEI priorities and begin actions to support. Antibias and microaggressions training was offered to all Q2 employees to help serve as foundational concepts.
We are also focusing our charitable efforts on new causes with DEI-focused philanthropies, providing opportunities for our team members to learn as well as give back. During 2022, we were fortunate to bring awareness to a variety of important community programs supporting a range of needs, including The Trevor Project which operates the world's largest suicide prevention and crisis intervention organization for LGBTQ youth, and Homes for our Troops, which builds homes for U.S. veterans in need. Our charitable efforts also focus on causes outside of the U.S., including India-based Akshaya Patra Foundation, which strives to eliminate classroom hunger.
Employee Engagement and Culture
Since our inception, our culture has been rooted in our mission to build stronger and more diverse communities by strengthening the financial institutions that serve them. We believe our passion, dedication and commitment towards this mission is a significant differentiator for us with our customers and employees. Our culture is demonstrated and shared through our employee traditions and customs and daily engagements among our employees and with our customers. We continue to refine our employee engagement programs to meet the continued and changing needs of our Q2 team members, including to accommodate a number of remote employees and hybrid working styles. We offer a range of learning and social opportunities, both virtually and remote, from hosted cooking lessons, exercise programs, book clubs, games and music concerts for frequent, varied ways to engage with our employees. The role of the campus has evolved to emphasize interaction, which can include formal meetings, informal conversations, brainstorms, social events, and other activities that make the most of being together face-to-face.
We live our essential mission of supporting communities through active community support with volunteerism and financial support. We partner with local non-profits that align to our employees’ passions with hands-on and virtual volunteering, providing care and impact to communities across the globe. Additionally, we use technology and online tools, such as Benevity, to help promote volunteer opportunities for individual employees and teams. We reward our employees for their service with donation dollars to share back with non-profits of their choice. As an example, in 2022 we launched the Q2 Philanthropy Fund, a grant application process dedicated to increasing the reach, scope, transparency, and access to funding dollars for the philanthropic organizations that matter to our team members. Q2 granted $110,000 to nonprofit organizations to help serve their mission in Texas, Nebraska, North Carolina and India through that fund. In 2022, our team members reported more than 9,000 hours of community service to approximately 414 different causes, and our team members and Q2 combined efforts to give over $1,000,000 to a variety of non-profit organizations across the globe.
Understanding how our team members are doing is more critical than ever. We are committed to our annual company-wide engagement surveys and thoroughly analyze the results from those, including through the use of third-party analytics, to ensure we hear our employees and understand their input and feedback. Additionally, we conduct pulse surveys quarterly to supplement our annual engagement surveys and obtain the latest information and feedback from employees, which helps us more promptly enhance employee programs and benefits. Our leadership team routinely considers the feedback from our employee engagement surveys, both positive and constructive, and focuses on making employee-suggested changes to become an even better place to work.

Q2 has been an honoree of Austin American-Statesman's "Top Places to Work" for 12 consecutive years and in 2022, Q2 was also awarded a place on the "Top Places to Work USA," based on our employee survey responses across the country.
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
To create a culture of teamwork and rewards, we support a range of recognition programs. One of our most utilized programs is a points-based rewards system that allows our employees to highlight successes and give thanks to individuals and teams across the organization. We encourage the engagement of peer-to-peer recognition and showcase our wins, while we utilize Q2's guiding principles as a framework to recognize the behaviors we expect our employees to model. We provide other meaningful opportunities for recognition that emphasize our commitments to each other and our customers, including our Circle of Awesomeness recognition program which recognizes outstanding team members across our organization, including both sales and non-sales team members. Employees are selected based on peer and customer nominations and are awarded with gifts to celebrate their accomplishments, including trips, personalized shopping experiences and professional development opportunities.
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
•our 2022 Dodgeball tournament for the Juvenile Diabetes Research Foundation, held at Q2 Stadium, that raised more than $120,000;
•sponsoring and volunteering for Austin's largest blood drive in 2022, hosted at Q2 Stadium; and
•providing Austin FC game day experiences for over 1,300 of our employees and a variety of customers and non-profit partners.
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 career. Once employees are onboarded, we then look at the ways in which their skills and careers can further develop at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses through on-demand as well as facilitated learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. We believe leading our employees is one of the greatest acts of trust we can show to our managers, and accordingly all managers go through training to enable them to effectively perform as leaders. We offer leadership development resources and programs for all leaders at all experience levels, have created leadership competencies based on our guiding principles to help frame our leadership development programs and continue to build tools to continually advance leaders' capabilities to develop and scale their teams. Globally, we are invested in higher education through internship programs that target colleges and universities. In 2022, our U.S. college intern program hosted 38 students positioned across nearly all functions at Q2. Working both remotely and on Q2 campuses, interns benefit from a 10-week summer program that includes on-the-job learning, a targeted curriculum and community service opportunities.

We offer learning experiences in a variety of formats, both facilitated classroom style and asynchronous on-demand learnings available to all Q2 team members. We offer role-specific training, ongoing professional skills development and we collaborate with other learning partners to create a wide portfolio of learning resources. We also have launched new online learning experiences to better target digital training resources for employees at any point in their Q2 career journey, from new hire through career development.
Talent Acquisition
We work diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with world-class universities, including historically black colleges and universities, or HBCUs, professional associations and industry groups to proactively attract talent. We have a strong employee value proposition that leverages our mission-driven culture, collaborative working environment, competitive pay structures and exciting growth opportunities to attract talent. We are proud that for fiscal 2022, over 25% of our requisitions were filled internally, utilizing our strong internal talent pipeline, in addition to building the external talent relationships needed to support our company strategy. We leverage multiple resources specifically targeting diverse candidates in our recruiting pipeline, and we are making investments to help us ensure the recruiting process is objective and fair in our assessment processes. We continue to focus on talent development to broaden and enable our recruiting and leadership teams to advise and deploy even more inclusive recruitment practices.
Compensation and Benefits
Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a fast paced, highly-competitive, and technologically-challenging environment, commensurate with their roles and contributions. For our Director-level and above employees, as well as all of our sales personnel, we seek to do this by linking annual changes in compensation to overall Company performance, and where applicable, each individual's contribution to the results achieved. The emphasis on overall Company performance is intended to align such employees' financial interests with the interests of our stockholders, particularly as it relates to our long-term incentive plans. We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging global benefits offered are: 401(k) retirement plan, including employer contributions; medical insurance, prescription drug benefits, dental insurance, vision insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts with employer contributions, flexible spending accounts, legal insurance and pet insurance.
Employee Well-Being
We are committed to the health, safety and well-being of our employees. In addition to traditional employee benefits, we offer a number of innovative benefits to support the physical, mental and financial health of our employees. These include, among many other things: virtual wellness clinics and classes; global fertility benefits; our Q2 Compassion Fund, which is designed to help team members facing financial hardship immediately after natural disasters or unforeseen personal hardships; online tools that assist employees with their physical and mental health; and special events with outside vendors and participants focusing on employee well-being. We also provide global access to an Employee Assistance Program (EAP) providing our employees and anyone living in their household with access to a variety of resources, including mental health and counseling, work life balance and online legal resources.
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
•the Fair Credit Reporting Act;
•the EU General Data Protection Regulation, or GDPR;
•laws against unfair, deceptive, or abusive acts or practices;
•the Privacy of Consumer Financial Information regulations;
•the Bank Secrecy Act and the USA PATRIOT Act of 2001;
•the Guidance on Supervision of Technology Services Providers promulgated by the Federal Financial Institutions Examination Council, or FFIEC;
•third-party risk management regulations;
•the NCUA's Guidelines for Safekeeping of Member Information;
•the Guidance on Outsourcing Technology Services promulgated by the FFIEC; and
•other federal, state and international laws and regulations.
We are subject to periodic examination by regulators under the authority of the FFIEC under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, IT audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The regulators that make up the FFIEC have broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions customers may request an executive summary of the examination through their lead examination agency.
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
The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our customers, and the manner in which our customers and their End Users utilize our solutions. In order to comply with our obligations under these laws, we are required to implement operating policies, programs and procedures to protect the privacy and security of our customers' and their End Users' information and to undergo periodic audits and examinations.

Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access and transmit certain types of data, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, GLBA, CCPA, CPRA and GDPR, and other federal, state, and other international data privacy, security, and protection laws and regulations designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain of these laws may, in some circumstances, require us to notify affected individuals of security and privacy breaches of computer databases that contain their personal information. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws and regulations evolve regularly, requiring us to adjust our compliance program on an ongoing basis.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:
•our ability to manage our rapid growth;
•the challenging macroeconomic environment, including its impact on our customers' purchasing decisions on products and services which are more discretionary in nature and the related demand for our solutions relative to our expectations;
•the length, cost and unpredictability of our sales cycle;
•the development of and changes to the market for our solutions compared to our expectations;
•our ability to attract new customers and expand and renew existing customer relationships;
•focusing on the financial services industry and any geographies where we have customer concentration;
•managing challenges and costs associated with the implementation of a higher volume of or more complex configurations of our solutions;
•customer acceptance of and satisfaction with our existing and new solutions;
•the strength of our brand and reputation;
•intense competition in the markets we serve and challenges we face as we enter new markets or new sections of existing markets;
•integration of our solutions with and reliance by our solutions on third-party systems or services;
•security and privacy breaches and defects or errors in our solutions;

•defects or errors in our solutions, including failures associated with payment transactions;
•defects or failures in third-party services or solutions;
•customer training and customer support;
•evolving technological requirements and enhancements and additions to our solution offerings;
•our sales and marketing capabilities, including partner relationships;
•dependency on our management team and other key employees and recruiting and retaining talent;
•increased costs associated with managing growth and the challenges associated with labor shortages, turnover, labor cost increases and extreme competition for talent;
•the COVID-19 pandemic and its residual impact;
•international operations;
•mergers and acquisitions;
•our convertible debt obligations and our ability to secure sufficient additional financing when desired or needed on favorable terms;
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
•the reliability of our forecasting;
•our ability to utilize our net operating loss carry forwards;
•sales taxes on our solutions;
•changes in financial accounting standards or practices;
•maintaining proper and effective internal controls and producing accurate and timely financial statements;
•regulations applicable to us, our customers and our solutions, including evolving regulation of AI, machine learning and the receipt, collection, storage, processing and transfer of data, and the impacts of any violation of these regulations;
•litigation or threats of litigation;
• protecting our intellectual property;
•"open source" software in our solutions;
•risks associated with environmental, social and governance, or ESG, disclosures and evolving ESG disclosure requirements;
•expenses and administrative burdens as a public company;
•the dilutive effects of future sales, or anticipation of future sales, of our common stock;
•unfavorable or misleading research by industry analysts;
•our stock price volatility and historical policy of no dividends;
•anti-takeover provisions in our charter documents and Delaware law;

•our ability to obtain additional financing and dilution to our stockholders resulting from raising capital or using equity for acquisitions; and
•our convertible notes and related hedge, warrant and capped call transactions and the related accounting treatment
Risks Related to our Operations, Industry and the Markets We Serve
We have experienced rapid growth in recent periods and if we fail to manage our growth effectively or experience a decline in our growth rate, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Since our inception, our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $402.8 million for the twelve months ended December 31, 2020 to $498.7 million for the twelve months ended December 31, 2021 and $565.7 million for the twelve months ended December 31, 2022. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increased focus on selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers from industry and economic-driven changes. General macroeconomic conditions, such as a recession or economic slowdown in the United States or internationally, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. For example, as a result of the impact of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand for net new opportunities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak economic conditions affect the rate of financial services information technology spending and could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely affect our operating results. Prolonged economic uncertainties relating to the residual impacts of COVID-19 could limit our ability to grow our business and negatively affect our operating results. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology budgets, which would limit our ability to grow our business and negatively affect our operating results. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future and sustained economic slowdowns.

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
Events affecting our customers' businesses have and may continue to occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. Additionally, we may experience challenges associated with accurately predicting the impacts of any macroeconomic downturn on our customers and their End Users, including in particular the impacts of any downturn on FinTechs and our arrangements with them, as our arrangements with FinTechs represent a more complex revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
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

If we are unable to attract new customers, continue to broaden our existing customers' use of our solutions or renew existing customer relationships, our business, financial condition and results of operations could be materially and adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solutions. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of customers, decreases in usage of our solutions by End Users, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other competitors and general economic conditions. We cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to attract new customers or retain or attract new business from current customers, our business, financial condition and results of operations may be materially and adversely affected.
We derive substantially all of our revenues from customers in the financial services industry, and any downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
A significant portion of our revenues is derived from financial institutions. Financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns many financial institutions fail. Failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition. Recent economic pressures from inflation, rising interest rates, or a slowdown in the economy, financial markets and credit markets have or could have an impact on account holder or End User usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for some of our non-implementation services which are more discretionary in nature, which has and may continue to impact the timing of purchasing decisions and demand for our solutions. Any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the FinTech sector, may cause our customers or prospective customers to delay or reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail.
We may encounter implementation challenges, particularly as the number, size, type and complexity of customers that we serve increase and change, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We have and may continue to face unexpected implementation challenges related to the complexity of our customers’ implementation and integration requirements, particularly implementations for larger customers with more complex requirements in their hardware, software and network infrastructure needs. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers in some cases may require complex acceptance testing related to the implementation of our solutions. Implementations often involve integration with or conversion of customers off of systems and services of third parties over which we do not have control. Implementation delays also may require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of End Users or any difficulties or longer implementation processes, including risks related to the timing and predictability of sales of our solutions, could cause customers to delay or forgo future purchases of our solutions, which would adversely affect the timing of bookings, which would have an adverse impact on our revenue and financials performance.

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
Growth of our business depends on a strong brand and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of customers.
We believe that a strong brand is necessary to continue to attract and retain customers. We need to maintain, protect and enhance our brand in order to expand our customer base. This depends largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our solutions and their capabilities from competitive products and services, which we may not be able to do effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. Our brand promotion activities may not generate customer awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are unable to maintain or enhance customer awareness in a cost-effective manner, our brand and our business, financial condition and results of operations could be materially and adversely affected.
Our corporate reputation is susceptible to damage by actions or statements made by adversaries in legal proceedings, current or former employees or customers, competitors and vendors, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing customers reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our employee recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us and materially and adversely affect our business, financial condition and results of operations.

The markets in which we participate are intensely competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including NCR Corporation, or NCR, Alkami Technology, Inc. and Lumin Digital in the online, consumer and small business banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our lending platform, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, LLC, Fair Isaac Corporation, nCino, Inc., Finastra, Moody's Analytics, Inc., Brilliance Financial Technology, Oracle Corporation, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.
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
If we are unable to effectively integrate our solutions with other systems or services used by our customers and prospective customers, including if we are forced to discontinue integration due to security or quality concerns with a third-party system or service, or if there are performance issues with such third-party systems or services, our solutions will not operate effectively, our operations will be adversely affected and our reputation may be harmed.
The functionality of our solutions depends on our ability to integrate with other third-party systems and services used by our customers, including core processing software and, in the case of our Helix solutions, banking services. Certain providers of these third-party systems or services also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations. We also resell numerous third-party services and market integrations to a large number of third-party services, including third-party services and integrations offered through our Q2 Innovation Studio solution.
Our business and reputation may be harmed if any such third-party provider:
•changes the features or functionality of its services, applications and platforms in a manner adverse to us;
•discontinues or limits our solutions' access to its systems or services;
•suffers a security incident or other incident that requires us to discontinue integration with its systems or services or results in a compromise of our systems or services;
•experiences staffing shortages or other operational challenges, including as a result of the challenging macroeconomic environment, which interferes with their ability to implement or adequately support an integration with our solutions;

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
Such events or circumstances could delay, limit or prevent us from integrating our solutions with these third-party systems or services, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party systems or services as a result of changes to or restricted access to the systems or services by such third parties during the terms of existing agreements with customers using such third-party systems or services, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any such third-party providers experience an outage, our solutions integrated with such systems or services will not function properly or at all, and our customers may be dissatisfied with our solutions. If the systems or services of such third-party providers have performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions and our business may be harmed. Although we or our customers may be able to switch to alternative technologies if a provider's systems or services were unreliable or if a provider was to limit such customer's access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.
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
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also may have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security and privacy events that impact the integrity, availability or privacy of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, there is a risk that configurations of, or defects in, the solutions or errors in implementation could create vulnerabilities to security and privacy breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solutions to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies, procedures or overall business operations or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of confidential information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, harm our business and result in increased volatility in our stock price. Cyber-attacks, ransomware attacks, account take-over attacks, fraudulent representations and other malicious Internet-based activity continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such attacks. In addition to traditional computer "hackers," malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions.

In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be a heightened risk of state-sponsored cyberattacks or cyber fraud during periods of geopolitical uncertainty, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events such phishing attacks and other security challenges as a result of some of our employees and our service providers working remotely from non-corporate managed networks. Increased risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our solutions, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities may cause failure or inability to meet our customers' expectations with respect to security and confidentiality and could harm our business and seriously damage our reputation and affect our ability to retain customers and attract new business.
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
Our solutions are inherently complex and may contain defects or errors, particularly when first introduced or as new functionality is released. The volume and dollar amount of payment transactions that we, our customers and our third-party partners process is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. Despite extensive testing, from time-to-time we have discovered defects or errors in our solutions or the solutions of our third-party partners. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
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
We rely on hardware and services that we purchase or lease and software, including open source software, that we develop or license from, or that is hosted by third parties, to offer our solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. These third-party providers may in the future choose not to continue to support certain of the hardware, software or services we license. We also may in the future choose to discontinue the use of the hardware, services or software we acquire or license from such third-party providers, which may require that we pay termination fees or recognize related accounting charges or impairments. While we are not substantially dependent upon any third-party hardware, services or software other than our third-party data centers, the loss of the right or ability to use all or a significant portion of our third-party hardware, services or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
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
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our lending solutions, Helix solutions and a certain portion of our digital banking platform solutions are hosted by cloud-based service providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. As a result of increased online banking activity due to the COVID-19 pandemic, including periodic significant increases in logins by End Users seeking to check their accounts for receipt of government stimulus funds, financial institutions and their online banking service providers have experienced periods of unprecedented user login activity, at times, resulting in delayed access to online banking for many financial institutions, including many of our customers. We have made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based service providers, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support.
We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions' reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation. Prolonged interruption in the availability, or reduction in the speed or other functionality, and frequent or persistent interruptions in our solutions could cause customers to believe that our solutions are unreliable, leading them to switch to our competitors or to avoid our solutions, which could also harm our business and reputation.
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
Effective customer training on our solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions and for the renewal of existing customer agreements. Providing this training and support requires that our customer training and support personnel have financial services knowledge and expertise, which can make it difficult for us to hire qualified personnel and scale our training and support operations. The demand on our customer support organization will increase as we expand our business and pursue new customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. If we do not help our customers quickly resolve any post-implementation issues and provide effective ongoing customer support, our ability to sell additional solutions to existing and future customers could suffer and our reputation would be harmed.

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
If we fail to effectively maintain or expand our sales and marketing capabilities and teams, as necessary, including through partner relationships, we may not be able to increase our customer base and achieve broader market acceptance of our solutions.
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to maintain and potentially expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals. New hires may require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners. While we are not substantially dependent upon referrals from any partner, our ability to grow revenue in the future may depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationships with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.
Our success and future growth depend upon the continued services of our management team, in particular our Chief Executive Officer, and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions, including complexity arising as a result of the regulatory requirements that are applicable to our customers and the pace of technology changes impacting our customers and their End Users. We may generally terminate any employee's employment at any time, with or without cause, subject to local laws in particular non-U.S. jurisdictions, and any employee may resign at any time, with or without cause; however, our employment agreements with our named executive officers provide for the payment of severance under certain circumstances. We also have entered into employment agreements with our other executive officers which provide for the payment of severance under similar circumstances as in our named executive officers' employment agreements. The loss of one or more of our key employees could harm our business.
Because competition for employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our operations and future growth.
Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Competition for software development and engineering personnel is intense. Recent macroeconomic challenges have resulted in inflation and have impacted many industries with increased employee resignations and turnover, labor shortages, extreme competition for talent, wage inflation and pressure to improve employee benefits and compensation to remain competitive, resulting in challenges with effectively managing the related personnel costs. In recent periods, we have experienced heightened employee turnover, delays in hiring suitable replacement candidates and increased costs to hire new employees. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options or vest in outstanding restricted stock units and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.
The residual impacts of the COVID-19 pandemic could further adversely affect our business, results of operations and financial condition.
Our business depends on the overall demand for our solutions, and on the economic health of our current and prospective customers. The residual impacts of the COVID-19 pandemic on our business, customers, partners, employees, markets and financial results and condition, are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:
•the duration and severity of the pandemic as a public health matter and its impact on governments, businesses, society, our customers, our partners and our business;
•the measures being taken by governments, businesses and society in response to the pandemic;
•the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments;
•deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance existing indebtedness;
•potential asset impairments, including goodwill, intangible assets, investments and other assets;
•the increase in business challenges among our customers and other businesses from macroeconomic factors; and
•the willingness of current and prospective customers to invest in our solutions.

Any of these factors may impact our business unfavorably. There can be no assurance that our actions taken in response to the COVID-19 pandemic will succeed in preventing or mitigating any negative impacts on our business. Even after the COVID-19 pandemic or a similar public health crisis had subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, inflation, or increased unemployment that has occurred or may occur in the future.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to customers located outside of the U.S., our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, Canada and the United Kingdom. We also may expand our international operations in the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
•constraints of remote working by employees;
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
•our inability to successfully sell and maintain the solutions of the acquired business;
•unanticipated costs or liabilities associated with the acquisition, including the assumption of liabilities or commitments of the acquired business that were not disclosed to us or that exceeded our estimates;
•difficulty integrating the technology, accounting systems, operations and personnel of the acquired business;
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
•diversion of management's attention to other business concerns;
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
•the timing of large subscriptions and customer terminations, renewals or failures to renew;
•the amount of use of our solutions in a period and the amount of any associated transactional revenues and expenses;
•the amount and timing of professional service engagements and associated revenues and expenses;
•budgeting cycles of our customers and changes in spending on solutions by our current or prospective customers;

•seasonal variations in sales of our solutions, which may be lower in the first half of the calendar year;
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
•natural disasters or public health emergencies and their effect on the operations of us, our customers, our third-party providers and on the overall economy;
•impairment charges related to long-lived assets;
•unexpected expenses such as those related to non-recurring corporate transactions, litigation or other disputes, or changes in claim trends on our workers' compensation, unemployment, disability and medical benefit plans may negatively impact our operating costs;
•the timing of stock awards to employees and related adverse financial statement impact of having to expense those stock awards over their vesting schedules; and
•the amount and timing of costs associated with recruiting, hiring, training and integrating new employees, many of whom we hire in advance of anticipated needs.
Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet or exceed our internal operating plan. Additionally, the price of our convertible notes and our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our convertible notes and common stock could decline substantially.
We have a history of losses, and we do not expect to be profitable for the foreseeable future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $109.0 million, $112.7 million and $137.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $560.3 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions and acquire customers. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging macroeconomic conditions and any anticipated or resulting recession. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
The markets in which we compete and demands of our customers are constantly changing and it is difficult to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption, or any customer terminations, will have on our revenues or operating results.
As the markets for our existing solutions develop and evolve, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Additionally, as a result of the operational and economic challenges being faced by our customers, we could be forced to modify contractual or payment terms with our customers. Moreover, large or influential financial services providers may demand more favorable pricing or other contract terms, including termination rights. As a result, in the future we may not be able to maintain historical contract terms such as pricing and duration and instead may be required to reduce our prices or accept other unfavorable contract terms, each of which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
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
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, Deloitte and Venture Scanner among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market size, growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted size or growth proves accurate, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully execute on our business strategy, which itself is subject to many risks and uncertainties. Such reports speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2022, we had approximately $590.1 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards begin to expire in 2026; loss carryforwards arising for 2018 and later do not expire. In addition, Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings and may have undergone an ownership change as a result of our initial public offering in March 2014, or our registered common stock offerings in March 2015, September 2015, June 2019, May 2020, or in connection with shares of our common stock issued in connection with our November 2020 convertible debt exchange, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 may result in an ownership change, and any such change in ownership may result in a corresponding annual limitation which may prevent us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $0.9 million as of December 31, 2022. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
We do not collect sales or other similar taxes in other states or jurisdictions, and some jurisdictions do not apply sales or similar taxes to certain solutions. State, local and foreign taxing jurisdictions have differing rules and regulations governing sales and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our solutions in various jurisdictions is unclear. We review these rules and regulations periodically, and when we believe we are subject to sales and other taxes in a particular jurisdiction, we may voluntarily engage tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more jurisdictions, including those for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant impact on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Data privacy, information security, and data protection are significant issues in the U.S. and globally. The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other PII, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End-User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's GDPR, which came into force in May 2018 and the California Consumer Privacy Act, which came into force in January 2020, each of which creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.
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
We collect and store personal and identifying information regarding our customers' End Users to enable certain functionality of our solutions and provide our customers with data about their End Users. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues, AI or machine learning could have a material adverse impact on our receipt, collection, storage, processing and transferring of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance with, the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.
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
Our employees may use certain technological tools and infrastructure that allow us to enhance productivity, such as AI-enhanced chat bot functionality, that can generate code or other content. If we cannot develop or maintain effective policies and controls around the use of AI, or if resulting code or content inadvertently contains malicious or vulnerable data or code, open source code, infringes upon third-party intellectual property rights or is encumbered by third-party rights, our business and reputation could be harmed. Such use of AI may also result in disclosure of Q2 confidential or proprietary information to the third party providing the AI, or others, and potentially further use or copying by such third parties of Q2's proprietary information.
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
As of December 31, 2022, we had seven U.S. patent applications pending and 11 issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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

Our aspirations and commitments to ESG matters expose us to risks that could adversely affect our reputation and performance.
The positions we have taken and may take on ESG matters, human capital management initiatives, and ethical issues from time to time, may impact our brand, reputation, or ability to attract and retain customers, suppliers and employees. We are committed to sustainable business practices and strive for positive impacts in not just environmental matters, but also social and governance practices. We publish our goals, progress and accomplishments annually in our ESG Report. These statements, along with those on our website and/or from our management team, reflect our current plans and aspirations but are not guarantees that we will be able to achieve them.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low or non-carbon based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions.
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As an example of increased regulatory focus, in February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in reporting company filings, and in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement to develop initiatives which proactively identify ESG-related misconduct. In May 2022, the Chair of the SEC announced a proposal to improve disclosures by certain investment advisors and funds that purport to take ESG factors into consideration when making investing decisions. It is likely that increasing regulatory requirements and regulator scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs.
Further, we may rely on data provided by third parties to measure and report our ESG metrics and if the data input is incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected. Our failure or perceived failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, our ability to attract or retain employees, the attractiveness of our securities as an investment, our relationships with business partners and/or service providers and expose us to increased scrutiny from the investment community, customers, suppliers, employees, as well as enforcement authorities and may also increase the risk we become subject to litigation.
Risks Related to Ownership of Our Common Stock
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.
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
As of December 31, 2022, we had an aggregate of 57,734,509 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. As of December 31, 2022, we have registered 25,177,849 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2023 Notes in 2023, the principal of the 2026 Notes in 2026, and the principal of the 2025 Notes in 2025 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Additionally, if our stock price trades at a level where the conversion of any series of our convertible notes is not economical for holders of such convertible notes, the conversion of the applicable series of convertible notes is highly unlikely. This will result in us needing to repay the full aggregate principal amount outstanding of the applicable series of our convertible notes, plus accrued and unpaid interest and additional amounts (if any) at maturity in lieu of settling conversions of the convertible notes, and extinguishing our indebtedness under such convertible notes, with shares of our common stock. Our future operations may not generate sufficient cash to enable us to repay our debt, including the 2023 Notes, 2025 Notes or 2026 Notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

In addition, holders of each series of our convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of each series of convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the series of notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the series of convertible notes surrendered therefore or at the time such series of convertible notes is being converted. In addition, our ability to repurchase each series of convertible notes or to pay cash upon conversions of each series of convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase a series of convertible notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of such series of convertible notes as required by the indenture governing such series of convertible notes would constitute a default under such indenture. A default under one of the indentures governing our convertible notes or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under an indenture governing any of our convertible notes may lead to an acceleration of the applicable series of notes. Any such acceleration could result in our bankruptcy. In a bankruptcy, the holders of our convertible notes would have a claim to our assets that is senior to the claims of our equity holders.
Conversion of the convertible notes could dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes could dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of our convertible notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.
Our convertible notes bond hedges and warrant transactions entered into in connection with the offering of the 2023 Notes may affect the value of our common stock.
In connection with the offering of the 2023 Notes, we entered into convertible notes bond hedges, or Bond Hedges, transactions with one or more counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants for the purchase of our common stock. The Bond Hedges transactions related to the 2023 Notes are expected generally to reduce the potential dilution upon any conversion of 2023 Notes or offset any cash payments we are required to make in excess of the principal amount upon conversion of any 2023 Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In connection with establishing their initial hedges of the 2023 Bond Hedges and warrant transactions, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2023 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock in secondary market transactions prior to the maturity of the 2023 Notes, and are likely to do so during any observation period related to a conversion of 2023 Notes or following any repurchase of 2023 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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

We are subject to counterparty risk with respect to the bond hedge, warrant and capped call transactions, and they may not operate as planned.
The option counterparties to our bond hedge, warrant and capped call transactions entered into in connection with the convertible notes are financial institutions, and we will be subject to the risk that they might default under these derivative transactions. Our exposure to the credit risk of these counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock underlying the convertible notes. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the bond hedge, warrant and capped call transactions are complex, and they may not operate as planned. For example, the terms of each may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the bond hedge, warrant and capped call transactions.
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
If any of the conditional conversion features of any series of convertible notes is triggered, our financial condition and operating results may be adversely affected which could decrease the trading price of our common stock.
In the event any of the conditional conversion features of the 2023 Notes, 2025 Notes or 2026 Notes is triggered, note holders will be entitled to convert their 2023 Notes, 2025 Notes or 2026 Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert the 2023 Notes, 2025 Notes or 2026 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, which may negatively impact the trading price of our common stock. In addition, even if holders of the 2023 Notes, 2025 Notes or 2026 Notes do not elect to convert their 2023 Notes, 2025 Notes or 2026 Notes, as applicable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2023 Notes, 2025 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which may negatively impact the trading price of our common stock.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases approximately 129,000 square feet of office space with lease terms of approximately ten years, with the options to extend the leases on the second building. Approximately 105,000 square feet of the first building is being actively marketed for sublease. We also maintain office space in U.S. cities located in Nebraska, Iowa, North Carolina, Texas and Minnesota. Internationally we maintain offices in India, Australia, and the United Kingdom. We believe our current facilities are in good condition, suitable and adequate for the conduct of our business.
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
As of December 31, 2022, we had 22 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Use of Proceeds From Registered Securities
On May 15, 2020, we completed a registered public offering of 4,735,294 shares of our common stock at a price of $76.50 per share, before underwriting discounts and commissions. We sold 4,235,294 of such shares and existing stockholders sold 500,000 of such shares. We did not receive any proceeds from the sale of shares by the selling stockholders in the May 2020 common stock offering. The May 2020 common stock offering was made pursuant to an automatically effective shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (the "SEC") on June 4, 2019 (File No. 333-231947), as amended on May 11, 2020. There have been no material changes in the planned use of proceeds from our May 2020 common stock offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 13, 2020. With a portion of the proceeds from this offering, we used $51.2 million to repurchase a portion of our 2023 Notes and unwind associated bond hedges and warrant transactions, we completed the acquisition of ClickSWITCH for $65.5 million in cash (which included a hold-back of $1.0 million) and we completed the acquisition of Sensibill for $5.1 million in cash.
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (i) the Russell 2000 Index, (ii) the S&P 1500 Application Software Index and (iii) the S&P Software & Services Select Index. This graph assumes the investment of $100 on December 31, 2017 in our common stock, the S&P 1500 Application Software Index, the Russell 2000 Index and the S&P Software & Services Select Index, and assumes the reinvestment of dividends, if any.
In 2022 and going forward we will use the S&P Software & Services Select Index as we believe it is more reflective of the cyclical nature of the markets we serve and is a more appropriate index to compare our stock performance to our peer set. If a company selects a different index from an index used in the immediately preceding fiscal year, the company's stock performance graph must compare the registrant's total return to that of both the newly selected index and the index used in the immediately preceding fiscal year and explain the reason for the change. Pursuant to SEC rules, for this stock performance line graph and table we have included a comparison of our cumulative total return to the selected indices (i) the Russell 2000 Index, (ii) the S&P Software & Services Select Index and (iii) the discontinued S&P 1500 Application Software Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$400
$300
$200
$100
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Q2 Holdings, Inc.
S&P 1500 Application Software Index
Russell 2000 Index
S&P Software & Services Select Index

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled "Risk Factors" and “Special Note Regarding Forward Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. We offer our solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions include a broad and deep portfolio of digital banking solutions; lending solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a comprehensive banking as a service, or BaaS, solution, which enables innovative companies to integrate banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
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
We have deep domain expertise in developing and delivering secure, advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 18 years ago, Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions, while expanding our solutions to larger financial institutions. Our portfolio of solutions now spans digital banking, lending, profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.
The financial services industry is undergoing tremendous change, influenced by three major factors. First, financial institutions demand now, more than ever, to digitize their operations and offerings. Second, FinTechs and the innovation they bring to the market are increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. And third, major innovative Brands recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their End Users place in them, driving deeper engagement with those End Users. These three forces continue to converge, creating what we believe is a new frontier in financial services in which financial institutions, FinTechs and Brands will have new roles and interdependencies, and which will require new technology, new partners, and new business models. We believe that lasting value creation in financial services will be achieved by those companies that can support and enhance the convergence of these forces. In addition, we have built a broad set of solutions that we believe equips us to accelerate and optimize this convergence – from digitizing the entire bank, to facilitating partnerships among financial institutions and FinTechs, to enabling Brands to incorporate banking into their products and customer relationships.

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
We have achieved significant growth since our inception. During each of the past 10 years, our average number of Registered Users (as defined below) per installed customer on our digital banking platform, or Installed Customer, has grown, and in many instances we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
We believe we have a significant opportunity to continue to grow our business and that the investments we are making are positioning us to continue to realize revenue growth and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of any associated benefit which at times may make it difficult to determine if we are effectively allocating our resources. If we are successful in growing our revenues by selling additional innovative solutions to existing customers and creating deeper End User engagement, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term.
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
We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005, and we intend to continue investing both organically and inorganically through acquisitions to expand our portfolio of solutions. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs, Alt-FIs and Brands. Our integrated, end-to-end collection of solutions includes retail, small business and commercial banking, regulatory and compliance, digital lending, relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others. We have also introduced the Q2 Innovation Studio, an API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.

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
As our business grows, we intend to continue to invest in and grow our services and delivery organization to support our customers' needs, help them through their digital transformation, deliver our solutions in a timely and effective manner and maintain our strong reputation. We believe that delivery of consistent, high-quality customer support is a significant driver of purchasing and renewal decisions of our prospects and customers. To develop and maintain a reputation for high-quality service, we seek to build deep relationships with our customers through our customer service organization, which we staff with personnel who are motivated by our common mission of using technology to help our customers succeed and who are knowledgeable with respect to the regulated and complex nature of the financial services industry.
Recent Events
Macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to change globally. We believe the combination of product inflation, rising interest rates, supply chain disruptions, tight labor markets and wage inflation, pricing volatility for certain goods and services, developments related to the U.S. federal debt ceiling, geopolitical uncertainty, and other macroeconomic conditions puts pressure on corporate growth initiatives. Rising interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Financial institutions may respond to this challenging operating environment by reducing or delaying purchases of digital solutions and associated services. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to the current challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. We expect continued negative impacts on our professional services and transactional revenue into 2023 and until the macroeconomic environment stabilizes or improves. As a result of the macroeconomic impacts on our discretionary services and transactional revenue in the second half of 2022, we are anticipating a continued impact on those services in 2023. Further, as a result of the continued macroeconomic uncertainty, during the second half of 2022, we implemented certain measures to manage our expenses, which we expect to and will continue to have an emphasis on cost growth mitigation and profitable growth into 2023. The duration and severity of these events, general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" and "Risk Factors" above and in our other SEC filings for further discussion of the impact and possible future impacts of the COVID-19 pandemic and general macroeconomic uncertainty on our business.
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
Installed Customers
We define Installed Customers as the number of customers on live implementations (or installations) of our digital banking platforms. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and commercial account holders, buy more solutions from us, and as we add larger financial institutions to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 444, 448 and 450 Installed Customers on our digital banking platform as of December 31, 2022, 2021 and 2020, respectively. The year-over-year change in our Installed Customer count for 2022 was associated with an uptick in customer go-lives, offset by customer merger and acquisition activity and customer terminations.

Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are priced using various methodologies, some of which have minimal impact on Registered Users. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 21.1 million, 19.2 million and 17.8 million Registered Users as of December 31, 2022, 2021 and 2020, respectively.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our net revenue retention rate, which we previously referred to as our revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. In the first half of 2021, our implementations were weighted more heavily, and we experienced a lower net revenue retention rate in 2022 as a result. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 110%, 119% and 122% for the years ended December 31, 2022, 2021 and 2020, respectively.
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $655.2 million, $574.2 million and $464.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue Churn
We utilize revenue churn, which we previously have referred to simply as churn, to monitor the satisfaction of our customers and evaluate the effectiveness of our business solutions and strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and replacements of existing solutions, during a year, divided by our monthly recurring revenue at the end of the prior year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 6.3%, 5.4% and 5.9% for the years ended December 31, 2022, 2021, and 2020, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets, partnership termination charges and lease and other restructuring charges can have a material impact on our GAAP financial results.
Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Year Ended December 31,
	2022	2021	2020
Revenue:
GAAP revenue	$565,673	$498,720	$402,751
Deferred revenue reduction from purchase accounting	644	2,129	4,404
Total Non-GAAP revenue	$566,317	$500,849	$407,155
Non-GAAP Operating Income
We provide non-GAAP operating income excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, acquisition related costs, amortization of acquired technology, amortization of acquired intangible assets, partnership termination charges and lease and other restructuring charges. We believe excluding these items is useful for the following reasons:
•Deferred revenue reduction from purchase accounting. We provide non-GAAP information that excludes the deferred revenue reduction from purchase accounting. We believe that the exclusion of deferred revenue reduction from purchase accounting allows users of our financial statements to better review and understand the historical and current results of our continuing operations.

•Amortization of acquired technology and intangible assets. We provide non-GAAP information that excludes expenses related to purchased technology and intangible assets associated with our acquisitions. We believe that eliminating these expenses from our non-GAAP measures is useful to investors, because the amortization of acquired technology and intangible assets can be inconsistent in amount and frequency and significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period, both with and without such expenses.
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
•Lease and other restructuring charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, partially offset by anticipated sublease income, any related impairments of the right of use assets as they relate to corporate restructuring and exit activities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with initiatives to optimally align our resources to the businesses that will drive the most long-term value. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Year Ended December 31,
	2022	2021	2020
GAAP operating loss	$(104,761)	$(77,995)	$(99,833)
Deferred revenue reduction from purchase accounting	644	2,129	4,404
Stock-based compensation	65,157	54,334	49,235
Acquisition related costs	1,194	3,099	1,408
Amortization of acquired technology	22,690	21,969	21,341
Amortization of acquired intangibles	18,248	17,901	17,888
Partnership termination charges	—	—	13,244
Lease and other restructuring charges	13,225	2,008	2,181
Non-GAAP operating income	$16,397	$23,445	$9,868

Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, acquisition related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, partnership termination charges, loss on extinguishment of debt, and lease and other restructuring charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
•adjusted EBITDA is widely used by investors and securities analysts to measure a company's operating performance with and without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(108,983)	$(112,746)	$(137,620)
Depreciation and amortization	61,659	54,833	51,840
Stock-based compensation expense	65,157	54,334	49,235
Acquisition related costs	1,194	3,099	1,408
Provision for income taxes	2,908	1,643	1,416
Interest and other (income) expense, net	1,087	31,063	27,180
Deferred revenue reduction from purchase accounting	644	2,129	4,404
Partnership termination charges	—	—	13,244
Loss on extinguishment of debt	—	1,513	8,932
Lease and other restructuring charges	13,225	2,008	2,181
Adjusted EBITDA	$36,891	$37,876	$22,220

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based service providers, transactional revenue from bill-pay solutions, and revenues for professional services and implementation services related to our solutions. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize the software license revenue once the customer obtains control of the license and the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay transaction services generated when End Users utilize debit cards integrated with its Helix products in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
We continue to monitor the impacts the current inflationary environment and a potential global macroeconomic slowdown may have on our business into 2023. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to the current challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. We expect continued negative impacts on our professional services and transactional revenue into 2023 and until the macroeconomic environment stabilizes or improves. However, we believe that our subscription revenue growth will accelerate in 2023 and continue to increase as a percentage of total revenue contribution. The recent challenging macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
Throughout 2021 and 2022, we experienced an exceptionally challenging hiring environment and intense competition for technical talent, resulting in incremental expenses related to the hiring process, including increased utilization of paid third parties to identify and hire talent. The hiring environment may continue to have the potential to drive increased inflation in the wages we have to pay to hire and retain qualified employees in future periods. Additionally, while throughout 2021 most of our employees continued to work remotely from home and we suspended most non-essential business travel and conference participation, during 2022 many of these activities, including costs associated with onsite attendance, resumed. As a result, we anticipate that we will continue to see a gradual increase in certain costs associated with operating physical locations and facilitating employee travel in future periods. Additionally, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. As a result of the macroeconomic impacts on our discretionary services and transactional revenue in the second half of 2022, we are anticipating a continued impact on those services in 2023.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses will also be impacted by the timing of significant marketing programs such as our return to hosting our annual client conference in person in the Spring of 2023, which we typically hold during the second quarter.
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

General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include consulting and professional fees, insurance, travel and other corporate expenses. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a regulated, public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
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
Lease and other restructuring charges
Lease and other restructuring charges include costs related to the early vacating of certain facilities, any related impairment of the right of use assets and ongoing expenses of other vacated facilities, partially offset by anticipated sublease income from the associated facilities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with initiatives to optimally align our resources to the businesses that will drive the most long-term value.
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
Revenue-generating activities are directly related to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or cloud-based hosting services, transactional revenue from bill-pay solutions and revenues for professional services and implementation services related to our solutions.
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
Transactional Revenues
We generate the majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform. We also generate a smaller portion of our transactional revenues from fees generated when End Users utilize debit cards integrated with our Helix products. We recognize revenue for bill-pay transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for new digital banking and lending platform and other standalone contracts, and there is a significant level of integration and configuration for each customer. Our revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer agreement term for our hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we have determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
Professional services revenues consist primarily of Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain debit card related pass-through fees that are not directly tied to card utilization.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense.

Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations across the majority of our markets and product offerings are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that for some of our products in certain markets the implementation services included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements over time as services are performed.
The majority of our revenue recognized at a particular point in time is for usage revenue, on-premise software licenses and certain professional services. These services are recognized as the customer obtains control of the asset, as services are performed, or the point the customer obtains control of the software.
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
Variable Consideration
We recognize usage revenue related to a number of different interactions with our products including bill-pay transactions that End Users initiate on our digital banking platform, interchange fees that End Users generate using our solutions, instances of remote deposit capture utilization and End User text messaging events. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services, costs to us per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and our cost to fulfill the obligation. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2022.
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

Stock-Based Compensation
Stock options, restricted stock units, and market stock units awarded to employees, directors, and consultants are measured at fair value at each grant date. We do not use a forfeiture rate to recognize compensation expense. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months, and restricted stock unit awards vest in four annual installments of 25% each. Market stock units are performance-based awards that vest based on our stockholder return relative to the total stockholder return of the Russell 2000 Index, or Index. Market stock units granted prior to fiscal 2021 vest over a three-year period on the anniversary of the date of grant, generally with anywhere from zero to up to one-third of the target shares of our common stock subject to each market stock unit award eligible to be earned after the first and second years and anywhere from zero to up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for years one and two) based on the average price of our common stock relative to the Index during the performance period. Beginning in March 2021, newly granted market stock units vest over a two-year and three-year period, each running from approximately the date of grant, with anywhere from zero to up to one-third of the target shares of our common stock subject to each market stock unit award eligible to be earned after completion of the two-year performance period and anywhere from zero to up to 200% of the full target number of shares subject to each market stock unit award eligible to be earned after the completion of the three-year performance period (less any shares earned for the two-year performance period) based on the average price of our common stock relative to the Index during the performance period. From time to time, we may make grants of restricted stock units or market stock units with vesting formulas that vary from those described above.
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
Effective January 3, 2022, we implemented our Employee Stock Purchase Plan, or ESPP, previously approved by our board of directors and stockholders in March 2014. The ESPP generally permits our domestic employees who meet certain criteria to purchase our common stock through payroll deductions during six month offering periods. As is permitted under the ESPP, the initial offering period in fiscal 2022 extended for four months from February 1, 2022 through May 31, 2022, with the subsequent offering period extending from June 1, 2022 through November 30, 2022. For all subsequent years, unless otherwise determined by the compensation committee of the board of directors, there will be additional six-month offering periods commencing on each of June 1 and December 1. The ability to purchase shares of our common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the grant date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized straight-line over the withholding period. We recognize compensation expense ratably over the requisite service period.

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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate as a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2022. No impairment of goodwill was identified during 2022.
Impairment of Long-Lived Assets
Impairment of long-lived assets such as property and equipment, acquired intangible assets, capitalized software development costs and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate the recoverability of our long-lived assets by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows. If the carrying value is not recoverable, an impairment is recognized to the extent that the carrying value of the asset group exceeds its fair value.

Results of Operations
The following table sets forth our results of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues(1)	$565,673	$498,720	$402,751
Cost of revenues(2)	309,328	273,685	228,152
Gross profit	256,345	225,035	174,599
Operating expenses:
Sales and marketing	108,214	85,564	72,323
Research and development	130,103	116,952	97,381
General and administrative	90,163	77,915	70,937
Acquisition related costs	1,176	2,690	478
Amortization of acquired intangibles	18,248	17,901	17,888
Partnership termination charges	—	—	13,244
Lease and other restructuring charges(3)	13,202	2,008	2,181
Total operating expenses	361,106	303,030	274,432
Loss from operations	(104,761)	(77,995)	(99,833)
Total other income (expense), net(4)	(1,314)	(33,108)	(36,371)
Loss before income taxes	(106,075)	(111,103)	(136,204)
Provision for income taxes	(2,908)	(1,643)	(1,416)
Net loss	$(108,983)	$(112,746)	$(137,620)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of $0.6 million, $2.1 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Includes amortization of acquired technology of $22.7 million, $22.0 million and $21.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)     Lease and other restructuring charges include costs related to the early vacating of various facilities and any related impairment of the right of use assets, partially offset by anticipated sublease income from these facilities and severance and other related compensation charges.
(4)     Includes a reduction of zero, $1.5 million and $8.9 million related to the early extinguishment of a portion of our 2023 Notes for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth our results of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)	54.7%	54.9%	56.6%
Gross margin	45.3%	45.1%	43.4%
Operating expenses:
Sales and marketing	19.1%	17.2%	18.0%
Research and development	23.0%	23.5%	24.2%
General and administrative	15.9%	15.6%	17.6%
Acquisition related costs	0.2%	0.5%	0.1%
Amortization of acquired intangibles	3.2%	3.6%	4.4%
Partnership termination charges	—%	—%	3.3%
Lease and other restructuring charges(3)	2.3%	0.4%	0.5%
Total operating expenses	63.8%	60.8%	68.1%
Loss from operations	(18.5)%	(15.6)%	(24.8)%
Total other income (expense), net(4)	(0.2)%	(6.6)%	(9.0)%
Loss before income taxes	(18.8)%	(22.3)%	(33.8)%
Provision for income taxes	(0.5)%	(0.3)%	(0.4)%
Net loss	(19.3)%	(22.6)%	(34.2)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 0.1%, 0.4% and 1.1% for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Includes amortization of acquired technology of 4.0%, 4.4% and 5.3% for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)    Lease and other restructuring charges include costs related to the early vacating of various facilities and any related impairment of the right of use assets, partially offset by anticipated sublease income from these facilities and severance and other related compensation charges.
(4)     Includes a reduction of 0.0%, 0.3% and 2.2% related to the early extinguishment of a portion of our 2023 Notes for the years ended December 31, 2022, 2021 and 2020, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of the Years Ended December 31, 2022 and 2021
A discussion regarding year-to-year comparisons between the year ended December 31, 2022 and December 31, 2021 is presented below. A discussion regarding year-to-year comparisons between the year ended December 31, 2021 and December 31, 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	(%)
Revenues	$565,673	$498,720	$66,953	13.4%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Revenues increased by $67.0 million, or 13.4%, from $498.7 million for the year ended December 31, 2021 to $565.7 million for the year ended December 31, 2022. This increase in revenue was primarily attributable to a $50.9 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers. In addition, $17.5 million of the increase was generated from the sale of additional professional services and pass-through fees.

Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	(%)
Cost of revenues	$309,328	$273,685	$35,643	13.0%
Percentage of revenues	54.7%	54.9%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Cost of revenues increased by $35.6 million, or 13.0%, from $273.7 million for the year ended December 31, 2021 to $309.3 million for the year ended December 31, 2022. This increase was primarily attributable to an $14.4 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as an increase in pass-through fees, a $10.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $6.2 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.0 million increase in overhead costs and other discretionary and travel-related expenses, a $1.3 million increase from amortization of capitalized implementation services and a $0.7 million increase from amortization of acquired customer technology resulting from our recently acquired businesses.
We continue to invest in personnel, business processes, third-party partners for intellectual property and transactional processing in our solutions and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity, process improvement and systems infrastructure, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	(%)
Sales and marketing	$108,214	$85,564	$22,650	26.5%
Percentage of revenues	19.1%	17.2%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Sales and marketing expenses increased by $22.7 million, or 26.5%, from $85.6 million for the year ended December 31, 2021 to $108.2 million for the year ended December 31, 2022. This increase was primarily attributable to a $15.0 million increase in personnel costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth, a $4.2 million increase in other discretionary expenses, including stadium sponsorship expenses, a $1.6 million increase in travel-related expenses and a $1.6 million increase in overhead costs.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to return to in-person sales formats and experiences for future user conferences, including our annual client conference to be held in 2023. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a quarter-over-quarter basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow.

Research and Development

	Year Ended December 31,		Change
	2022	2021	$	(%)
Research and development	$130,103	$116,952	$13,151	11.2%
Percentage of revenues	23.0%	23.5%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Research and development expenses increased by $13.2 million, or 11.2%, from $117.0 million for the year ended December 31, 2021 to $130.1 million for the year ended December 31, 2022. This increase was primarily attributable to a $22.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $2.6 million increase in overhead and other discretionary and travel-related expenses. These increases were partially offset by a $12.5 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	(%)
General and administrative	$90,163	$77,915	$12,248	15.7%
Percentage of revenues	15.9%	15.6%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. General and administrative expenses increased by $12.2 million, or 15.7%, from $77.9 million for the year ended December 31, 2021 to $90.2 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to a $9.2 million increase in personnel costs to support the growth of our business, a $1.9 million increase in overhead and other discretionary and travel-related expenses and a $0.7 million increase in bad debt expense.
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
Acquisition Related Costs

	Year Ended December 31,		Change
	2022	2021	$	(%)
Acquisition related costs	$1,176	$2,690	$(1,514)	(56.3)%
Percentage of revenues	0.2%	0.5%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Acquisition related costs decreased by $1.5 million, or 56.3%, from $2.7 million for the year ended December 31, 2021 to $1.2 million for the year ended December 31, 2022. Acquisition related costs for the year ended December 31, 2022 consisted of various legal and professional expenses incurred in connection with merger and acquisition activities. Acquisition related costs for the year ended December 31, 2021 included $1.5 million of compensation expense related to the retention bonuses for employees of previous acquisitions and $1.1 million of legal, professional services and other costs related to our acquisition of ClickSWITCH on April 1, 2021.

Amortization of Acquired Intangibles

	Year Ended December 31,		Change
	2022	2021	$	(%)
Amortization of acquired intangibles	$18,248	$17,901	$347	1.9%
Percentage of revenues	3.2%	3.6%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Amortization of acquired intangibles increased by $0.3 million, or 1.9%, from $17.9 million for the year ended December 31, 2021 to $18.2 million for the year ended December 31, 2022. The acquired intangible assets are related to previously disclosed business combinations.
Lease and Other Restructuring Charges

	Year Ended December 31,		Change
	2022	2021	$	(%)
Lease and other restructuring charges	$13,202	$2,008	$11,194	557.5%
Percentage of revenues	2.3%	0.4%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Lease and other restructuring charges increased by $11.2 million, or 557.5%, from $2.0 million for the year ended December 31, 2021 to $13.2 million for the year ended December 31, 2022. During the year ended December 31, 2022, the charges included $10.6 million primarily related to the vacating of a facility in Texas including the associated impairment of the right of use asset, updated assessments and ongoing expenses of other vacated facilities, as well as $2.6 million related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives to optimally align our resources to the businesses that will drive the most long-term value. During the year ended December 31, 2021, the charges included costs related to an updated assessment and vacating of facilities, partially offset by anticipated sublease income from these facilities.
Total Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	$	(%)
Total other income (expense), net	$(1,314)	$(33,108)	$31,794	(96.0)%
Percentage of revenues	(0.2)%	(6.6)%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Total other income (expense), net increased by $31.8 million, or 96.0%, from $33.1 million for the year ended December 31, 2021 to $1.3 million for the year ended December 31, 2022. The increase in total other income (expense), net was primarily due to a $25.7 million decrease in non-cash interest expense related to our convertible notes as a result of the aforementioned adoption of ASU No. 2020-06 on January 1, 2022 and a $4.1 million increase in income from cash and investments. Additional increases resulted from expenses incurred during the comparable period ended December 31, 2021, including a $1.5 million loss from the early extinguishment of a portion of our 2023 Notes and a $0.3 million decrease in loss on disposal of long-lived assets.
Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	(%)
Provision for income taxes	$(2,908)	$(1,643)	$(1,265)	77.0%
Percentage of revenues	(0.5)%	(0.3)%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021. Total provision for income taxes increased by $1.3 million from $1.6 million for the year ended December 31, 2021 to $2.9 million for the year ended December 31, 2022. The increase in the tax expense for the year ended December 31, 2022 related to the operations of the business and uncertain tax positions relating to Texas state tax expense.

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
We continue to monitor the impacts the current inflationary environment and a potential global macroeconomic slowdown may have on our business in 2023. The recent macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents and investments of $433.4 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$36,556	$31,092	$(2,938)
Investing activities	(165,555)	(65,129)	(124,163)
Financing activities	5,882	(51,160)	434,676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(802)	(167)	48
Net increase (decrease) in cash, cash equivalents and restricted cash	$(123,919)	$(85,364)	$307,623
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the year ended December 31, 2022, our net cash and cash equivalents provided by operating activities was $36.6 million, which consisted of non-cash adjustments of $166.0 million, partially offset by a net loss of $109.0 million and cash outflows from changes in operating assets and liabilities of $20.5 million. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, lease and other restructuring charges and amortization of debt issuance costs. The primary driver of the changes in operating assets and liabilities related to a $19.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $10.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter.

For the year ended December 31, 2021, our net cash and cash equivalents provided by operating activities was $31.1 million, which consisted of non-cash adjustments of $168.3 million, partially offset by a net loss of $112.7 million and cash outflows from changes in operating assets and liabilities of $24.5 million. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs and loss on the early extinguishment of a portion of our convertible notes. The primary driver of the changes in operating assets and liabilities related to a $25.6 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period.
For the year ended December 31, 2020, our net cash and cash equivalents used in operating activities was $2.9 million, which consisted of a net loss of $137.6 million and cash outflows from changes in operating assets and liabilities of $26.9 million, partially offset by non-cash adjustments of $161.6 million. The primary drivers of the changes in operating assets and liabilities related to a $32.2 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $14.6 million increase in accounts receivable due to the timing of payments received, partially offset by a $20.4 million increase in deferred revenue due to increased payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs, loss on the early extinguishment of a portion of our convertible notes, and lease and other restructuring charges.
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
For the year ended December 31, 2022, net cash used in investing activities was $165.6 million, consisting of $293.0 million for the purchase of investments, $18.9 million in capitalized software development costs, $11.1 million for the purchase of property and equipment and $5.0 million for the acquisition of Sensibill, net of cash acquired. These outflows were partially offset by $162.5 million received from the maturities of investments.
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
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of our May 2020 common stock offering, our November 2020 offering of the 2025 Notes, our partial repurchase of the 2023 Notes, the payment of contingent consideration related to the acquisition of Cloud Lending, as well as net proceeds from exercises of options and contributions to our ESPP to purchase our common stock.
For the year ended December 31, 2022, net cash used in financing activities was $5.9 million, consisting solely of cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
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
Contractual Obligations and Commitments
Our principal commitments consist of the 2023 Notes, 2025 Notes, 2026 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2022 can be found in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies contained in the Notes to Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2022 or 2021, our interest income would not have been materially affected. As of December 31, 2022, we had an outstanding principal amount of $327.2 million of 2023 Notes and 2026 Notes, which each have a fixed annual interest rate of 0.75% and an outstanding principal amount of $350.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
As of December 31, 2022, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, and Australian dollar. As of December 31, 2022, we had operating subsidiaries in India, Canada, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among Q2 Software, Inc., Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as equity holder representative	8-K	001-36350	8/8/2018	2.1

2.3		Agreement and Plan of Merger, dated September 30, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	8-K	001-36350	10/1/2019	2.1

2.4		First Amendment to Agreement and Plan of Merger, dated October 31, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.4

2.5		Second Amendment to Agreement and Plan of Merger, dated December 27, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.5

3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.1

4.2		Form of Global Note, dated February 26, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	2/26/2018	4.2

4.3		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.4		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.5		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

4.6		Indenture, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.1

4.7		Form of Global Note, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1	†	2007 Stock Plan, as amended	S-1/A	333- 193911	2/25/2014	10.2.1

10.2.2	†	Form of Stock Option Agreement under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.2

10.2.3	†	Form of Stock Option Agreement for Executive Officers under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.3

10.2.4	†	Form of Stock Option Agreement for Directors under the 2007 Stock Plan	S-1	333- 193911	2/12/2014	10.2.4

10.3.1		Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	S-1	333- 193911	2/12/2014	10.4

10.3.2		First Amendment to Lease Agreement and Tri-Party Agreement, dated February 27, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.1

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.3.3		Second Amendment to Lease Agreement and Tri-Party Agreement, dated April 1, 2015, by and among Q2 Software, Inc., FPG Aspen Lake Owner, L.P. and FPG TOH Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	5/8/2015	10.2

10.3.4		Third Amendment to Lease Agreement, dated October 8, 2015, by and among Q2 Software, Inc. and FPG Aspen Lake Owner, L.P., amending the Lease Agreement, dated November 20, 2012, by and among the Q2 Software, Inc. and 13785 Research Blvd, LLC	10-Q	001-36350	11/6/2015	10.2

10.3.5		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.3.6		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.3.7		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.4		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.5	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake	8-K	001-36350	9/24/2021	10.1

10.6	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and John E. Breeden	8-K	001-36350	9/24/2021	10.5

10.7	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and Michael A. Volanoski	10-K	001-36350	2/16/2022	10.7

10.8	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and David J. Mehok	8-K	001-36350	9/24/2021	10.2

10.9.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.9.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.9.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.9.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.9.5	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/6/2021	10.1

10.10	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.11.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.11.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.12	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Jonathan A. Price					*

10.13		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

10.14		Form of Bond Hedge Confirmation	8-K	001-36350	2/26/2018	10.2

10.15		Form of Warrant Confirmation	8-K	001-36350	2/26/2018	10.3

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.16	Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.17	Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.18	Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.19	Form of Exchange and Subscription Agreement	8-K	001-36350	11/12/2020	10.1

10.20	Form of Capped Call	8-K	001-36350	11/12/2020	10.2

21.1	List of Subsidiaries of the Registrant					*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1	Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB	Inline XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 21, 2023	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2023
Matthew P. Flake
/s/ DAVID J. MEHOK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2023
David J. Mehok
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 21, 2023
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 21, 2023
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 21, 2023
Jeffrey T. Diehl
/s/ LYNN A. TYSON	Director	February 21, 2023
Lynn A. Tyson
/s/ STEPHEN C. HOOLEY	Director	February 21, 2023
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 21, 2023
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 21, 2023
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 21, 2023

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$199,600	$322,848
Restricted cash	2,302	2,973
Investments	233,753	104,878
Accounts receivable, net	46,735	46,979
Contract assets, current portion, net	8,909	1,845
Prepaid expenses and other current assets	10,832	10,531
Deferred solution and other costs, current portion	21,117	25,076
Deferred implementation costs, current portion	7,828	7,320
Total current assets	531,076	522,450
Property and equipment, net	56,695	66,608
Right of use assets	39,837	52,278
Deferred solution and other costs, net of current portion	26,410	26,930
Deferred implementation costs, net of current portion	18,713	17,039
Intangible assets, net	145,681	162,461
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	16,186	22,103
Other long-term assets	2,259	2,307
Total assets	$1,349,726	$1,385,045
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,055	$10,597
Accrued liabilities	20,748	18,343
Accrued compensation	23,460	31,725
Convertible notes, current portion	10,903	—
Deferred revenues, current portion	117,468	98,692
Lease liabilities, current portion	9,408	9,001
Total current liabilities	192,042	168,358
Convertible notes, net of current portion	657,789	551,598
Deferred revenues, net of current portion	21,691	29,168
Lease liabilities, net of current portion	52,991	61,374
Other long-term liabilities	6,189	4,251
Total liabilities	930,702	814,749
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 57,735 shares issued and outstanding as of December 31, 2022, and 56,928 shares issued and outstanding as of December 31, 2021	6	6
Additional paid-in capital	982,300	1,064,358
Accumulated other comprehensive loss	(2,972)	(135)
Accumulated deficit	(560,310)	(493,933)
Total stockholders' equity	419,024	570,296
Total liabilities and stockholders' equity	$1,349,726	$1,385,045

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$565,673	$498,720	$402,751
Cost of revenues	309,328	273,685	228,152
Gross profit	256,345	225,035	174,599
Operating expenses:
Sales and marketing	108,214	85,564	72,323
Research and development	130,103	116,952	97,381
General and administrative	90,163	77,915	70,937
Acquisition related costs	1,176	2,690	478
Amortization of acquired intangibles	18,248	17,901	17,888
Partnership termination charges	—	—	13,244
Lease and other restructuring charges	13,202	2,008	2,181
Total operating expenses	361,106	303,030	274,432
Loss from operations	(104,761)	(77,995)	(99,833)
Other income (expense):
Interest and other income	5,362	1,476	1,207
Interest and other expense	(6,676)	(33,071)	(28,646)
Loss on extinguishment of debt	—	(1,513)	(8,932)
Total other income (expense), net	(1,314)	(33,108)	(36,371)
Loss before income taxes	(106,075)	(111,103)	(136,204)
Provision for income taxes	(2,908)	(1,643)	(1,416)
Net loss	(108,983)	(112,746)	(137,620)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments	(1,873)	(213)	(118)
Foreign currency translation adjustment	(964)	110	72
Comprehensive loss	$(111,820)	$(112,849)	$(137,666)
Net loss per common share, basic and diluted	$(1.90)	$(2.00)	$(2.65)
Weighted average common shares outstanding:
Basic and diluted	57,300	56,394	52,019

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Total stockholders' equity, beginning balances	$570,296	$643,364	$379,412

Common stock and additional paid-in capital:
Beginning balances	1,064,364	1,024,583	622,697
Stock-based compensation expense	69,039	55,903	50,682
Exercise of stock options	707	5,892	14,283
Issuance of common stock under ESPP	5,175	—	—
Shares acquired to settle the exercise of stock options	—	(200)	(966)
Cumulative effect of the adoption of new accounting standard	(156,979)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	311,321
Equity component of convertible notes, less issuance costs	—	—	73,097
Equity component of early extinguishment of convertible notes	—	(28,454)	(40,842)
Settlement of convertible bond hedges	—	26,295	171,679
Settlement of warrants	—	(19,655)	(137,538)
Purchase of capped call transactions	—	—	(39,830)
Ending balances	982,306	1,064,364	1,024,583

Accumulated deficit:
Beginning balances	(493,933)	(381,187)	(243,299)
Cumulative effect of the adoption of new accounting standard	42,606	—	(268)
Net loss	(108,983)	(112,746)	(137,620)
Ending balances	(560,310)	(493,933)	(381,187)

Accumulated other comprehensive income (loss):
Beginning balances	(135)	(32)	14
Other comprehensive income (loss)	(2,837)	(103)	(46)
Ending balances	(2,972)	(135)	(32)

Total stockholders' equity, ending balances	$419,024	$570,296	$643,364

Common stock (in shares):
Beginning balances	56,928	55,562	48,386
Exercise of stock options	27	307	720
Issuance of common stock under ESPP	171	—	—
Shares acquired to settle the exercise of stock options	—	(2)	(9)
Shares issued for the vesting of restricted stock awards	609	1,061	916
Proceeds from issuance of common stock, net of issuance costs	—	—	4,235
Equity component of early extinguishment of convertible notes	—	—	1,314
Ending balances	57,735	56,928	55,562
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(108,983)	$(112,746)	$(137,620)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	23,270	24,496	22,936
Depreciation and amortization	61,659	54,833	51,840
Amortization of debt issuance costs	2,719	2,038	1,977
Amortization of debt discount	—	25,824	21,317
Amortization of premiums on investments	(302)	1,117	366
Stock-based compensation expense	65,157	55,903	50,682
Realized gain (loss) on sale of marketable securities	17	—	(14)
Deferred income taxes	1,611	180	946
Allowance for credit losses	179	(25)	306
Allowance for sales credits	(55)	39	2
Loss on disposal of long-lived assets	109	389	151
Loss on extinguishment of debt	—	1,513	8,932
Lease and other restructuring charges	11,669	2,008	2,181
Changes in operating assets and liabilities:
Accounts receivable, net	286	(10,072)	(14,560)
Prepaid expenses and other current assets	494	532	(2,440)
Deferred solution and other costs	(7,599)	(12,776)	(15,333)
Deferred implementation costs	(12,243)	(12,847)	(16,880)
Contract assets, net	(1,101)	(4,165)	(3,721)
Other long-term assets	7,312	7,851	3,711
Accounts payable	(548)	1,757	(2,297)
Accrued liabilities	(9,845)	104	(685)
Deferred revenues	10,212	15,743	20,351
Deferred rent and other long-term liabilities	(7,462)	(10,604)	4,914
Net cash provided by (used in) operating activities	36,556	31,092	(2,938)
Cash flows from investing activities:
Purchases of investments	(292,984)	(124,034)	(131,337)
Maturities of investments	162,521	149,176	31,841
Purchases of property and equipment	(11,142)	(19,754)	(23,715)
Business combinations, net of cash acquired	(5,040)	(64,652)	—
Capitalized software development costs	(18,910)	(5,865)	(952)
Net cash used in investing activities	(165,555)	(65,129)	(124,163)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	311,321
Proceeds from issuance of convertible notes, net of issuance costs	—	—	132,589
Purchases of capped call transactions	—	—	(39,830)
Payments for repurchases of convertible notes	—	(63,692)	—
Proceeds from bond hedges related to convertible notes	—	26,295	171,679
Payments for warrants related to convertible notes	—	(19,655)	(137,538)
Payment of contingent consideration	—	—	(16,862)
Proceeds from exercise of stock options and ESPP	5,882	5,892	13,317
Net cash provided by (used in) financing activities	5,882	(51,160)	434,676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(802)	(167)	48
Net increase (decrease) in cash, cash equivalents and restricted cash	(123,919)	(85,364)	307,623
Cash, cash equivalents and restricted cash, beginning of period	325,821	411,185	103,562
Cash, cash equivalents and restricted cash, end of period	$201,902	$325,821	$411,185
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$875	$1,027	$566
Cash paid for interest	$2,891	$3,104	$4,096

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$—	$(200)	$(966)
Impact of extinguishment of convertible senior notes due 2023	$—	$—	$(40,842)
Stock-based compensation for capitalized software development	$2,396	$—	$—
Capitalized software development costs included in accounts payable and accrued liabilities	$492	$—	$—
Property and equipment acquired and included in accounts payable and accrued liabilities	$353	$3,004	$469
Property and equipment acquired through tenant improvement allowance	$—	$9,692	$878
Data center assets acquired under deferred payment arrangements or financing arrangements	$—	$—	$448
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of secure, cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. The Company offers its solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. The Company's solutions enable customers to deliver robust suites of digital banking, lending, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
Reclassifications
During the year ended December 31, 2022, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its consolidated statements of cash flows due to volatility in foreign currency exchange rates. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation. The reclassifications resulted in the disaggregation of the amount attributable to the "Effect of exchange rate changes on cash" of $0.2 million and $0.05 million, with a corresponding increase to "Net cash provided by operating activities," for the twelve months ended December 31, 2021 and 2020, respectively. The Company believes the reclassification is not material to the consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; estimate of credit losses; fair value of certain stock awards issued; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; fair value of the conversion features of convertible notes; the impairment assessment of long-lived assets; and, income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Investments
Investments typically include U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. All debt investments are considered available for sale and are carried at fair value. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the consolidated statements of comprehensive loss.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2022, 2021 and 2020. Two customers accounted for 12% and 10% of accounts receivable, net, as of December 31, 2022 and one customer accounted for 14% of accounts receivable, net as of December 31, 2021.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, contract assets, and deferred revenues or contract liabilities. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the consolidated balance sheets at the end of each reporting period. A contract liability results when the Company receives prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes contract liabilities as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the consolidated balance sheets at the end of each reporting period.
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.2 million and $0.04 million in expected losses for the years ended December 31, 2022 and 2021, respectively, of which $0.4 million and zero has been written off and charged against the allowance at December 31, 2022 and 2021, respectively. The allowance for credit losses related to contract assets was $0.1 million and $0.3 million as of December 31, 2022 and 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $5.8 million and $4.8 million were included in the accounts receivable balance as of December 31, 2022 and 2021, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.6 million and $0.1 million for expected losses as of December 31, 2022 and 2021, respectively, and $0.4 million and $0.2 million has been written off and charged against the allowance as of December 31, 2022 and 2021, respectively. The allowance for credit losses related to accounts receivable was $0.7 million and $0.5 million as of December 31, 2022 and 2021, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.2 million and $1.9 million as of December 31, 2022 and 2021, respectively.
The following table shows the Company's allowance for sales credits, credit losses, and other reserved balances as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2020	$539	$5,187	$(2,620)	$3,106
Year Ended December 31, 2021	3,106	3,760	(4,105)	2,761
Year Ended December 31, 2022	$2,761	$2,931	$(3,692)	$2,000
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
The net increase in the deferred revenue balance for the year ended December 31, 2022 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations of $577.8 million for current year invoices, $2.4 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $472.6 million of revenue recognized from current year invoices and $96.4 million of revenue that was included in the deferred revenue balance as of December 31, 2021. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.

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
On December 31, 2022, the Company had $1.49 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue in the next 24 months, an additional 36% in the next 25 to 48 months, and the balance thereafter.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are identifiable and directly related to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred implementation costs for impairment and records impairment when customers terminate or allow services to lapse due to contract modifications and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheet and in cost of revenues in the consolidated statements of comprehensive loss.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheets. The Company capitalized implementation costs in the amount of $13.7 million and $11.9 million during the years ended December 31, 2022 and 2021, respectively, and recognized $11.5 million, $11.9 million and $14.5 million of amortization during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is included in cost of revenues in the consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and related bonuses for those involved in the sale which are incremental to the sale and their associated management. Substantially all commissions are paid in a single payment once the contract has been executed and the initial deposit has been received from the customer. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term, and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred solution and other costs for impairment and records impairment when customers terminate or allow services to lapse due to contract modifications and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred solution and other costs, current portion and/or deferred solution and other costs, net of current portion on the consolidated balance sheet and in sales and marketing expenses in the consolidated statements of comprehensive loss.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company capitalizes solution and other costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company capitalized $14.2 million and $10.5 million in deferred commissions costs during the years ended December 31, 2022 and 2021, respectively, and recognized $11.7 million, $12.6 million and $8.5 million of amortization during the years ended December 31, 2022, 2021 and 2020 respectively. Amortization expense is included in sales and marketing expenses in the consolidated statements of comprehensive loss.
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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or cloud-based hosting services, transactional revenue from bill-pay solutions and revenues for professional services and implementation services related to the Company's solutions.
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2022	2021	2020
Subscription	$412,040	$361,094	$286,961
Transactional	67,373	68,829	55,580
Services and Other	86,260	68,797	60,210
Total Revenues	$565,673	$498,720	$402,751
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
Transactional Revenues
The Company generates the majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a smaller portion of its transactional revenues from fees generated when End Users utilize debit cards integrated with its Helix products. The Company recognizes revenue for bill-pay transaction services in the month incurred based on actual or estimated transactions.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Professional services revenues consist primarily of Premier Services. Premier Services revenue is generated from select established customer relationships where the Company has engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain debit card related pass-through fees that are not directly tied to card utilization.
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
The majority of the Company's revenue recognized at a particular point in time is for usage revenue, on-premise software licenses and certain professional services. These services are recognized as the customer obtains control of the asset, as services are performed, or the point the customer obtained control of the software.
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
Variable Consideration
The Company recognizes usage revenue related to a number of different interactions with its products including bill-pay transactions that End Users initiate on its digital banking platform, interchange fees that End Users generate using the Company's solutions, instances of remote deposit capture utilization and End User text messaging events. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs to the Company per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that its usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, the Company recognizes usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2022.
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
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products and enhancements when released or made available. Internal-use software is amortized to cost of revenues over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
The Company capitalized software development costs in the amount of $21.5 million and $5.9 million during the years ended December 31, 2022 and 2021, respectively, and recognized $3.0 million, $1.3 million and $0.8 million of amortization during the years ended December 31, 2022, 2021 and 2020, respectively.

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
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $4.4 million, $2.7 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Convertible Senior Notes
When accounting for the issuance of convertible notes, prior to the adoption of ASU 2020-06, the Company separated each of the convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value, as of the date of issuance, of a similar debt without the conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability components from the total initial proceeds. The difference between the par amount of the convertible notes and the carrying amount of the liability component represented debt discounts that were amortized to interest expense over the respective terms of the convertible notes at their respective effective interest rates. The equity components were not remeasured as long as they continued to meet the conditions for equity classification. In accounting for the issuance costs related to its convertible notes, the Company allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components were amortized to interest expense over the respective terms of the convertible notes using the effective interest rate method. The issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2022, the Company had no finance leases.
Operating lease assets are included on the Company's consolidated balance sheets in non-current assets as a right of use asset and represent the Company's right to use an underlying asset for the lease term. Operating lease liabilities are included on the Company's consolidated balance sheets in lease liabilities, current portion, for the portion that is due within 12 months and in lease liabilities, net of current portion, for the portion that is due beyond 12 months of the financial statement date and represent the Company's obligation to make lease payments.
Right of use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using an appropriate discount rate. If an implicit rate is not readily determined by the Company's leases, the Company utilizes the incremental borrowing rate based on the available information at the commencement date to determine the present value of lease payments. The depreciable lives of the underlying leased assets are generally limited to the expected lease term inclusive of any optional lease renewals where the Company concludes at the inception of the lease that the Company is reasonably certain of exercising those options. The right of use asset calculation may also include any initial direct costs paid and is reduced by any lease incentives provided by the lessor. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(108,983)	$(112,746)	$(137,620)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,300	56,394	52,019
Net loss per common share, basic and diluted	$(1.90)	$(2.00)	$(2.65)
Due to net losses for each of the years ended December 31, 2022, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2022	2021	2020
Stock options, restricted stock units, and market stock units	3,667	2,264	2,797
Shares issuable pursuant to the ESPP	85	—	—
Shares related to convertible notes	6,256	451	313
Shares subject to warrants related to the issuance of the 2023 Notes	—	39	96
	10,008	2,754	3,206
Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of the convertible senior notes was calculated using the if-converted method for the year ended December 31, 2022. The Company's convertible senior notes were calculated using the treasury stock method for the year ended December 31, 2022. Refer to discussion within "Recent Accounting Pronouncements" below for further details. The exercise rights of the Warrants issued in connection with the 2023 Notes will have a dilutive impact on net income per share of common stock under the treasury-stock method when the average market price per share of the Company's common stock for a given period exceeds the conversion price of $78.75 per share. However, since the Company is in a net loss position, there was no dilutive effect on net loss per share of the Company's common stock during any period presented.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which simplifies the accounting for convertible debt instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the new guidance effective January 1, 2022, using the modified retrospective approach. The impact resulted in an increase to the convertible notes balance of $114.4 million to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction to the additional paid in capital balance of $157.0 million to remove the equity component separately recorded for the conversion features associated with the convertible notes, and an increase to the beginning balance of accumulated deficit of $42.6 million. As a result of the adoption, non-cash interest expense was lower for the year ended December 31, 2022 and will be lower for the remaining term of the outstanding convertible notes. The adoption had no impact on the Company's consolidated statement of cash flows. Additionally, ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when instruments may be settled in cash or shares. The required use of the if-converted method did not impact the diluted net loss per share as the Company was in a net loss position. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" which clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company has adopted the provisions of the new standard effective January 1, 2022. There was no impact on the Company's consolidated financial statements as of the adoption date.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which clarifies and reduces diversity in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The Company has early adopted the provisions of the new standard effective January 1, 2022. There was no impact on the Company's consolidated financial statements as of the adoption date.
3. Business Combinations
Sensibill
On October 3, 2022, the Company acquired all of the outstanding equity interests of Sensibill Inc. ("Sensibill"), a privately-owned enterprise software company providing digital expense management solutions. The acquisition is intended to further enable the Company to offer an end-to-end commercial solution set by helping the Company's customers better serve and engage with small businesses.
Sensibill was acquired for approximately $5.1 million in cash from existing balances. At closing, the Company deposited into an escrow account $0.1 million of the initial consideration, or Sensibill Purchase Price Escrow Amount, to compensate for any post-closing purchase price adjustments. To the extent not utilized, the Sensibill Purchase Price Escrow Amount was to be paid to the former stockholders of Sensibill following an adjustment period which, absent any unresolved disputes, was expected to be completed within 120 days from closing. At closing, the Company also deposited into an escrow account $1.0 million of the initial consideration, or Sensibill Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers. To the extent not utilized, the remaining Sensibill Escrow Amount shall be paid to the former equity holders of Sensibill at the end of an 18-month period, in each case unless there are any unresolved claims remaining at that time. The total purchase price is as follows:

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

Purchase Consideration
Cash purchase price	$5,000
Estimated working capital and other adjustments	145
Total purchase price	$5,145
The Company recorded the purchase of Sensibill using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Sensibill's operations are included in the Company's consolidated statements of comprehensive loss from the date of acquisition. Acquisition related transaction costs of $0.4 million related to the Sensibill acquisition were expensed as incurred during the twelve months ended December 31, 2022, and were recorded within acquisition related expenses in the consolidated statements of comprehensive loss.
The table below summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. The fair values of assets acquired and liabilities assumed, including the valuations of intangibles assets, accruals, and income taxes, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

Assets acquired:
Cash	$104
Accounts receivable, net	161
Prepaid expenses and other current assets	912
Contract assets, net	46
Intangible assets, net	5,519
Total assets acquired	6,742
Liabilities assumed:
Accounts payable, accrued liabilities, and accrued compensation	512
Deferred revenues	1,085
Total liabilities assumed	1,597
Fair value of assets acquired and liabilities assumed	$5,145
The Company acquired one separately identifiable finite-lived intangible asset, acquired technology. The estimated fair value of this asset at acquisition date is $5.5 million with an estimated useful life of 5 years. The intangible asset is amortized on a straight-line basis over the estimated useful life. The acquisition is a stock acquisition for tax purposes.
The results of operations of Sensibill have been included in the Company's consolidated financial statements from the date of the acquisition. The acquisition of Sensibill did not have a material impact on the Company's consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
ClickSWITCH was acquired for approximately $65.5 million in cash from existing balances. At closing, the Company deposited into an escrow account $1.0 million of the initial consideration, or CS Purchase Price Escrow Amount, to compensate for any post-closing purchase price adjustments. The Company released $0.9 million of the CS Purchase Price Escrow Amount to the former stockholders of ClickSWITCH during the three months ended September 30, 2021, bringing the balance of the CS Purchase Price Escrow Amount to zero. At closing, the Company also deposited into an escrow account $0.3 million of the initial consideration, or CS Escrow Amount, to compensate for any breach of a representation or warranty or any violation or default of any obligation by the sellers. During the three months ended December 31, 2022, the Company released $0.3 million of the CS Escrow Amount to the former shareholders of ClickSWITCH, bringing the balance of the escrow to zero.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
4. Fair Value Measurements
The carrying values of the Company's financial assets not measured at fair value on a recurring basis, principally accounts receivable, restricted cash and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2022:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$20,998	$20,998	$—	$—
Certificates of deposit	25,547	—	25,547	—
U.S. government securities	2,498	2,498	—	—
	$49,043	$23,496	$25,547	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$56,739	$—	$56,739	$—
Certificates of deposit	5,016	—	5,016	—
U.S. government securities	171,772	—	171,772	—
	$233,527	$—	$233,527	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2022 and 2021 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net in the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net in the consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the years ended December 31, 2022 and 2021.
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. This equity investment had a carrying amount of $0.2 million as of December 31, 2022. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of December 31, 2022, the Company determined there were no other-than-temporary impairments on its equity investment.
As of December 31, 2022 and 2021, the Company's cash was $150.6 million and $126.9 million, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$20,998	$—	$—	$20,998
Certificates of deposit	25,547	—	—	25,547
U.S. government securities	2,497	1	—	$2,498
	$49,042	$1	$—	$49,043

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$57,320	$1	$(582)	$56,739
Certificates of deposit	5,063	3	(50)	5,016
U.S. government securities	173,241	12	(1,481)	$171,772
	$235,624	$16	$(2,113)	$233,527
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2021 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$170,907	$—	$—	$170,907
Certificates of deposit	25,090	—	—	25,090
	$195,997	$—	$—	$195,997

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$44,282	$3	$(66)	$44,219
Certificates of deposit	12,161	—	—	12,161
U.S. government securities	48,658	—	(160)	48,498
	$105,101	$3	$(226)	$104,878
Investments may be sold or may settle at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets in the consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2022	2021
Due within one year or less	$171,831	$63,935
Due after one year through five years	61,696	40,943
	$233,527	$104,878
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net in the consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of December 31, 2022 and 2021.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$45,094	$(449)	$10,215	$(133)
Certificates of deposit	3,536	(50)	—	—
U.S. government securities	118,021	(893)	26,911	(588)
	$166,651	$(1,392)	$37,126	$(721)
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$41,434	$(66)	$—	$—
U.S. government securities	48,498	(160)	—	—
	$89,932	$(226)	$—	$—

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2022	2021
Deferred solution costs	$12,673	$17,428
Deferred commissions	8,444	7,648
Deferred solution and other costs, current portion	$21,117	$25,076

Deferred solution costs	$6,180	$8,389
Deferred commissions	20,230	18,541
Deferred solution and other costs, net of current portion	$26,410	$26,930
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2022	2021
Computer hardware and equipment	$66,003	$59,843
Purchased software and licenses	15,001	15,284
Furniture and fixtures	9,791	8,953
Leasehold improvements	26,548	26,169
	117,343	110,249
Accumulated depreciation	(60,648)	(43,641)
Property and equipment, net	$56,695	$66,608
Depreciation expense was $17.7 million, $15.6 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both December 31, 2022 and 2021. Goodwill represents the excess purchase price over the fair value of assets acquired. The annual impairment test was performed as of October 31, 2022 and no impairment of goodwill was identified during 2022, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2022 and 2021 were as follows:

	As of December 31, 2022			As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(40,981)	$21,804	$62,785	$(28,349)	$34,436
Non-compete agreements	13,275	(8,642)	4,633	13,275	(5,898)	7,377
Trademarks	19,870	(8,663)	11,207	19,870	(5,858)	14,012
Acquired technology	157,638	(74,910)	82,728	152,080	(52,220)	99,860
Capitalized software development costs	28,519	(3,210)	25,309	10,969	(4,193)	6,776
	$282,087	$(136,406)	$145,681	$258,979	$(96,518)	$162,461
During the year ended December 31, 2022, the Company decided to phase out the use of its acquired trademarks by the end of 2024. As a result, the Company recognized an additional $0.6 million in amortization for the year ended December 31, 2022 and updated the estimated remaining useful lives of the trademarks to two years.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The estimated useful lives and weighted average remaining amortization periods for intangible assets at December 31, 2022 are as follows (in years):

	Estimated Useful Life	Weighted Average Remaining Amortization Period
Customer relationships	4 - 5	1.8
Non-compete agreements	2 - 5	1.8
Trademarks	5 - 6	2.0
Acquired technology	5 - 7	3.8
Capitalized software development costs	3 - 5	4.6
Total		3.4
The Company recorded intangible assets primarily from various prior business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. Amortization expense included in cost of revenues in the consolidated statements of comprehensive loss was $22.7 million, $22.0 million and $21.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense included in operating expenses in the consolidated statements of comprehensive loss was $18.2 million, $17.9 million and $17.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company amortized $3.0 million, $1.3 million, and $0.8 million of capitalized software development costs for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2022 was as follows:

Amortization
Year Ended December 31,
2023	$49,713
2024	44,635
2025	26,792
2026	20,223
2027	4,287
Thereafter	31
Total amortization	$145,681
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2022	2021
Accrued data center equipment, software and services	$2,637	$3,742
Accrued transaction processing fees	7,029	3,312
Accrued professional services	3,652	2,201
Lease and other restructuring charges	2,250	1,325
Other	5,180	7,763
Accrued liabilities	$20,748	$18,343

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
10. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal, therefore no amounts related to these options are recognized as part of lease liabilities or right of use assets. Pursuant to the second of which the Company leases office space with lease terms of approximately ten years, with options to extend the leases on the second building from five to ten years. The Company is reasonably certain to exercise the renewal options, therefore the Company's operating lease liabilities include $14.0 million and right of use assets include $8.1 million in optional lease renewals. The Company also leases office space in U.S. cities located in Nebraska, Iowa, North Carolina, Texas and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom.
The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $7.3 million, $7.4 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2022	2021	2020
Lease expense:
Operating lease expense	$11,002	$10,101	$8,874
Sublease income	(1,308)	(1,047)	(691)
Total lease expense	$9,694	$9,054	$8,183

Other information:
Cash paid for operating lease liabilities	$12,886	$10,743	$9,326
Right of use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2022, 2021 and 2020	$917	$23,310	$3,646
Weighted-average remaining lease term - operating leases	7.5 years	8.2 years	6.3 years
Weighted-average discount rate - operating leases	5.2%	5.2%	5.5%
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at December 31, 2022 were as follows:

Operating Leases
Year Ended December 31,
2023	$12,372
2024	11,406
2025	10,476
2026	9,454
2027	8,282
Thereafter	23,408
Total lease payments	$75,398
Less: imputed interest	(12,999)
Total operating lease liabilities	$62,399

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
As of December 31, 2022 the Company has active sublease agreements related to excess office space in Texas, North Carolina, Georgia, California and Nebraska. During the year ended December 31, 2022, the Company exited and made available for sublease certain leased office space in Texas. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As such, an impairment of $3.9 million was recorded to right of use assets, $0.5 million was recorded to property and equipment and an additional $3.7 million was recorded to accrued liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the consolidated statements of comprehensive loss.
11. Commitments and Contingencies
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
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at December 31, 2022 were as follows:

Contractual Commitments
Year Ended December 31,
2023	$53,167
2024	21,799
2025	362,916
2026	320,936
2027	3,500
Thereafter	3,500
Total commitments	$765,818
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
Gain Contingencies
From time to time the Company may realize a gain contingency, however, recognition will not occur until cash is received. The Company received favorable settlements of two ordinary course disputes and recognized a gain of $0.7 million and $0.8 million during the years ended December 31, 2022 and 2021, respectively. These gains were included in interest and other income in the consolidated statements of comprehensive loss.

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
12. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes, which are further discussed below (original principal in thousands):

	Date Issued	Maturity Date (1)	Original Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2023 Notes	February 15, 2018	February 15, 2023	$230,000	0.75%	$17.4292	$57.38
2026 Notes	June 1, 2019	June 1, 2026	$316,250	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$350,000	0.125%	$7.1355	$140.14
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
Of the initial 2023 Notes outstanding, 22 notes, with a principal amount of $1,000 each, have been converted since original issuance of the 2023 Notes through the date of this filing. As of December 31, 2022, the 2026 Notes and 2025 Notes were not convertible. On February 15, 2023, the Company paid off the remaining principal of $10.9 million on its 2023 Notes using existing cash balances.
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
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of December 31, 2022			As of December 31, 2021
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$10,908	$316,250	$350,000	$10,908	$316,250	$350,000
Unamortized debt discount (1)	—	—	—	(634)	(56,918)	(59,436)
Unamortized debt issuance costs (1)	(5)	(4,563)	(3,898)	(64)	(4,276)	(4,232)
Net carrying amount	10,903	311,687	346,102	10,210	255,056	286,332

Equity component:
Net carrying amount (1)	$—	$—	$—	$2,321	$81,550	$73,109
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
The following table sets forth total interest expense recognized related to the 2023 Notes, 2026 Notes and 2025 Notes:

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Contractual interest expense	$2,892	$3,000	$3,982
Amortization of debt issuance costs (1)	2,719	2,038	1,977
Amortization of debt discount (1)	—	25,824	21,317
Total	$5,611	$30,862	$27,276
____________________________________________________________________________
(1) See Note 2, "Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06
As of December 31, 2022, the remaining period over which the debt issuance costs will be amortized for the 2023 Notes, 2026 Notes, and 2025 Notes was 0.1 years, 3.4 years, and 2.9 years, respectively.
As of December 31, 2022, the if-converted value of the 2023 Notes, 2026 Notes and 2025 Notes did not exceed the principal amount. As of December 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $4.2 million, but did not exceed the principal amount of the 2026 Notes or 2025 Notes. These if-converted values were determined based on the closing price of the Company's stock on December 31, 2022 and 2021, respectively.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital in the consolidated balance sheets. As of December 31, 2022, there remained outstanding Bond Hedges giving the Company the option to repurchase approximately 0.1 million shares.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital in the consolidated balance sheets. As of December 31, 2022, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
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
As of December 31, 2021, a total of 15,823 shares had been reserved for issuance under the 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. On January 1, 2022, 2,562 shares were added to the 2014 Plan in accordance with the annual automatic increase provision of the 2014 Plan. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the year ended December 31, 2022, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of December 31, 2022, a total of 18,385 shares were allocated for issuance under the 2014 Plan. As of December 31, 2022, options to purchase a total of 2,706 shares of common stock have been granted under the 2014 Plan, 9,224 shares have been reserved under the 2014 Plan for the vesting of restricted stock units and for the on target performance of market stock units, 1,789 shares have been returned to the 2014 Plan as a result of termination of options that expired or terminated without having been exercised and restricted stock awards that terminated prior to the awards vesting, and 8,244 shares of common stock remain available for future issuance under the 2014 Plan, assuming on target performance.
In March 2014, the Company also adopted the ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. The Company has reserved 800 shares of common stock for future issuance under the ESPP. The ESPP's initial four-month purchase period began in February 2022. During the year ended December 31, 2022, the Company issued 171 shares under the ESPP. As of December 31, 2022, 629 shares remain authorized and available for issuance under the ESPP.
In July 2007, the Company adopted the 2007 Plan under which options or stock purchase rights may be granted to employees, consultants and directors. Upon the completion of the Company's initial public offering, or IPO, in March 2014, the board of directors terminated the 2007 Plan in connection with the IPO and all shares that were available for future issuance under the 2007 Plan at such time were transferred to the 2014 Plan. The 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan. As of December 31, 2022, no shares remain available for future issuance under the 2007 Plan.
Stock-based compensation expense was recorded in the following cost and expense categories in the Company's consolidated statements of comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$12,262	$10,590	$9,888
Sales and marketing	15,379	11,153	8,770
Research and development	13,987	13,273	12,869
General and administrative	23,529	19,318	17,708
Total stock-based compensation expense	$65,157	$54,334	$49,235
Stock-based compensation capitalized as an asset was $3.9 million, $1.6 million and $1.4 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock Options
There were no stock options granted during the years ended December 31, 2022, 2021 or 2020. The following summarizes the assumptions used for estimating the fair value of stock options granted during the period indicated:

Year Ended December 31, 2018
Risk-free interest rate	2.6%
Expected life (in years)	4.8
Expected volatility	41.0%
Dividend yield	—
Weighted-average grant date fair value per share	$18.14
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2020	1,419	$23.61
Granted	—	—
Exercised	(720)	19.82
Forfeited	(29)	29.50
Balance as of December 31, 2020	670	27.43
Granted	—	—
Exercised	(307)	19.16
Forfeited	—	—
Balance as of December 31, 2021	363	34.42
Granted	—	—
Exercised	(27)	26.06
Forfeited	—	—
Expired	(12)	35.80
Balance as of December 31, 2022	324	$35.07
The summary of stock options outstanding as of December 31, 2022 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$19.26 - $30.15	43	$26.69	0.6
$35.05 - $52.58	281	36.34	1.2
	324	$35.07	1.1
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $26.2 million and $53.4 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2022, 2021 and 2020 was $0.01 million, $0.4 million and $2.4 million, respectively.
As of December 31, 2022, the aggregate intrinsic value of options outstanding was $0.1 million. As of December 31, 2022, all options are vested, therefore the unrecognized stock-based compensation expense related to stock options is zero.
Restricted Stock Units
The Company's restricted stock units typically vest over a four-year period and upon vesting, the vested shares are issued to the recipient of the restricted stock units.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	1,952	$58.86
Granted	772	82.51
Vested	(752)	54.77
Forfeited	(215)	61.02
Nonvested as of December 31, 2020	1,757	70.74
Granted	786	109.91
Vested	(671)	64.12
Forfeited	(252)	81.89
Nonvested as of December 31, 2021	1,620	90.75
Granted	2,186	45.62
Vested	(609)	82.50
Forfeited	(253)	78.70
Nonvested as of December 31, 2022	2,944	$59.99
The total fair value of restricted stock units vested during each of the years ended December 31, 2022, 2021 and 2020 was $29.1 million, $66.0 million and $65.9 million, respectively. Total unrecognized stock-based compensation expense related to restricted stock units was $140.8 million, which the Company expects to recognize over a weighted average period of 2.8 years.
Market Stock Units
Market stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2020	434	$28.85
Granted	148	32.85
Vested	(164)	15.71
Forfeited	(48)	33.46
Nonvested as of December 31, 2020	370	35.67
Granted	125	77.63
Change in awards based on performance(1)	206	39.67
Vested	(390)	33.49
Forfeited	(30)	40.19
Nonvested as of December 31, 2021	281	59.74
Granted	239	46.75
Vested	—	—
Forfeited	(121)	41.71
Nonvested as of December 31, 2022	399	$57.42
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Significant assumptions used in the Monte Carlo simulation model for the market stock units granted during the year ended December 31, 2022, 2021, and 2020 are as follows:

	As of December 31,
	2022	2021	2020
Volatility	45.4%	42.3 - 43.5%	31.3 - 42.8%
Risk-free interest rate	1.9%	0.3 - 1.0%	0.2 - 0.6%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
The total fair value of market stock units vested during each of the years ended December 31, 2022, 2021 and 2020 was zero, $41.6 million and $12.1 million, respectively. Total unrecognized stock-based compensation expense related to market stock units was $11.9 million, which the Company expects to recognize over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
The following summarizes the assumptions used for estimating the fair value of ESPP purchase rights:

Year Ended December 31, 2022
Risk-free interest rate	0.3 - 4.7%
Expected life (in years)	0.3 - 0.5
Expected volatility	49.7 - 65.6%
Dividend yield	—
Grant date fair value per share	$9.45 - $17.30
During the year ended December 31, 2022, the Company's employees purchased 171 shares under the ESPP at a weighted-average price of $33.74 per share, resulting in cash proceeds of $5.2 million. Total unrecognized stock-based compensation expense related to the ESPP was $1.2 million, which the Company expects to recognize over a weighted average period of 0.4 years.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2022	2021
U.S.	$(106,743)	$(114,127)
Non-U.S.	668	3,024
Loss before income taxes	$(106,075)	$(111,103)
The components of the Company's provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Foreign	$959	$959	$(104)
State	1,268	144	240
Total current taxes	$2,227	$1,103	$136
Deferred taxes:
Federal	$420	$419	$508
Change in valuation allowance - acquisitions	—	(74)	—
Foreign	(355)	(127)	180
State	616	322	592
Total deferred taxes	681	540	1,280
Provision for income taxes	$2,908	$1,643	$1,416
The Company had federal net operating loss carryforwards of approximately $590.1 million and $633.8 million at December 31, 2022 and 2021, respectively, which $158.8 million will expire at various dates beginning in 2026, if not utilized, and $431.3 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held state tax credits of $0.3 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively, and federal R&D tax credits of $8.9 million for both the years ended December 31, 2022 and 2021. The federal and state R&D tax credit carry overs will begin to expire in 2033, if not utilized.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
NOL and credit carryforwards	$157,480	$161,425
Deferred revenue	15,036	16,406
Accrued expenses and other	5,676	8,093
Stock-based compensation	10,079	7,776
Lease liabilities	15,167	17,160
Interest expense carryforwards	13,721	14,795
Convertible debt hedge	11,115	15,074
IRC Section 174 expenditures	29,610	—
Total deferred tax assets	257,884	240,729
Deferred tax liabilities:
Deferred expenses	(13,080)	(12,371)
Convertible debt	—	(28,615)
Depreciation and amortization	(24,447)	(27,779)
Capitalized software	(1,468)	(1,657)
Right of use assets	(9,614)	(12,737)
Total deferred tax liabilities	(48,609)	(83,159)
Deferred tax assets less tax liabilities	209,275	157,570
Less: valuation allowance	(212,202)	(159,778)
Net deferred tax liability	$(2,927)	$(2,208)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2022, the valuation allowance increased by approximately $16.2 million due to continuing operations and $7.9 million due to the current year acquisition. The valuation allowance included an increase of $28.3 million recorded to the beginning balance of accumulated deficit related to the adoption of ASU 2020-06, which caused the reversal of deferred tax assets and liabilities relating to the debt discount and issuance costs of the convertible debt transactions.
At December 31, 2022, the Company did not provide any U.S. income or foreign withholding taxes on approximately $7.0 million of certain foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company's provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2022, 2021, and 2020, respectively, primarily as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of:
Increase in deferred tax valuation allowance	(14.8)	(30.2)	(35.8)
Stock compensation	(4.8)	14.5	11.4
Acquisitions	(0.2)	(0.2)	(0.6)
R&D credit	(2.4)	—	0.1
State taxes, net of federal benefit	0.6	3.9	4.6
Change in uncertain tax positions	1.5	(2.2)	—
Executive compensation	(1.8)	(7.4)	(2.5)
GILTI inclusion	(1.6)	—	—
Other permanent items	(0.2)	(0.9)	0.9
Income tax benefit (provision) effective rate	(2.7)%	(1.5)%	(0.9)%
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2019. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The tax years 2019 through 2022 remain open to examination by all the major taxing jurisdictions to which the Company is subject, and the Company is currently under examination by the state of Texas.
The total amount of uncertain tax positions as of December 31, 2022 and 2021 was $1.0 million and $2.6 million, respectively. The reconciliation of uncertain tax positions at the beginning and end of the year is as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$2,568	$358
Gross increase (decrease) related to prior year positions	(1,855)	2,568
Gross decrease related to settlements	—	(358)
Gross increase related to current year positions	264	—
Ending balance	$977	$2,568
At December 31, 2022, approximately $1.0 million, including interest, would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2022, the Company had no accrued interest. The Company believes it is reasonably possible that half of the $1.0 million of its unrecognized tax benefits will be resolved within the next 12 months due to amended state tax returns. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) retirement savings plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 50% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
The Company makes matching contributions equal to 50% of employee contributions, which could be applied to up to 6% of each participant's compensation. Employees are eligible to participate upon date of hire and are immediately vested in all matching contributions. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $7.2 million, $5.4 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
17. Related Parties
The Company recorded revenues from a related-party customer of zero for the year ended December 31, 2022 and $0.6 million for each of the years ended December 31, 2021 and 2020.