Form 10-Q
period 2023-03-31
Q2 Holdings, Inc.
filed 2023-05-09
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,198,202 shares of Common Stock, $0.0001 par value per share as of April 30, 2023.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•uncertainties in the financial services industry, including as a result of recent bank failures, and the potential impacts on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including professional services which are more discretionary in nature, and the timing of customer implementation and purchasing decisions;
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
•the impact that rising interest rates, inflation, an economic slowdown, or challenges in the financial services industry, financial markets and credit markets have had to date or in the future could have on account holder or end user, or End User, usage of our solutions, including the promotion and adoption of our Helix and payment solutions, and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including professional services which are more discretionary in nature, and the timing of customer implementation and purchasing decisions;
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
•the risks associated with effectively managing our cost structure in light of the challenging macroeconomic environment, challenges in the financial services industry and from the effects of seasonal or other unexpected trends;
•the risks associated with the general economic and geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks on financial services and other critical infrastructure, and continued or increased inflation partially driven by increased energy costs or other unpredictable economic impacts that have and may continue to negatively affect demand for our solutions;
•the risks associated with managing our business in response to continued challenging macroeconomic conditions, challenges in the financial services industry and any anticipated or resulting recession;

•the risks associated with accurately forecasting and managing the impacts of any macroeconomic downturn or challenges in the financial services industry on our customers and their end users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, or alternative finance companies, or Alt-FIs, and our arrangements with them, which represent a newer market opportunity for us, a more complex revenue model for us and which may be more vulnerable to an economic downturn than our financial institution customers;
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
•the risks associated with selling our solutions internationally and with the recent expansion of our international operations;
•the risk that our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors."
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,256	$199,600
Restricted cash	2,273	2,302
Investments	150,478	233,753
Accounts receivable, net	39,811	46,735
Contract assets, current portion, net	9,812	8,909
Prepaid expenses and other current assets	15,472	10,832
Deferred solution and other costs, current portion	28,789	21,117
Deferred implementation costs, current portion	7,224	7,828
Total current assets	375,115	531,076
Property and equipment, net	53,008	56,695
Right of use assets	37,322	39,837
Deferred solution and other costs, net of current portion	28,845	26,410
Deferred implementation costs, net of current portion	20,515	18,713
Intangible assets, net	139,967	145,681
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	14,662	16,186
Other long-term assets	2,089	2,259
Total assets	$1,184,392	$1,349,726
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,906	$10,055
Accrued liabilities	20,031	20,748
Accrued compensation	11,671	23,460
Convertible notes, current portion	—	10,903
Deferred revenues, current portion	122,064	117,468
Lease liabilities, current portion	9,229	9,408
Total current liabilities	176,901	192,042
Convertible notes, net of current portion	488,978	657,789
Deferred revenues, net of current portion	23,311	21,691
Lease liabilities, net of current portion	50,932	52,991
Other long-term liabilities	5,169	6,189
Total liabilities	745,291	930,702
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 58,198 issued and outstanding as of March 31, 2023 and 57,735 shares issued and outstanding as of December 31, 2022	6	6
Additional paid-in capital	1,001,874	982,300
Accumulated other comprehensive loss	(1,953)	(2,972)
Accumulated deficit	(560,826)	(560,310)
Total stockholders' equity	439,101	419,024
Total liabilities and stockholders' equity	$1,184,392	$1,349,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$153,008	$134,071
Cost of revenues	79,711	73,672
Gross profit	73,297	60,399
Operating expenses:
Sales and marketing	28,144	25,266
Research and development	34,425	31,131
General and administrative	24,692	20,568
Acquisition related costs	12	3
Amortization of acquired intangibles	5,262	4,422
Lease and other restructuring charges	1,961	408
Total operating expenses	94,496	81,798
Loss from operations	(21,199)	(21,399)
Other income (expense):
Interest and other income	2,276	915
Interest and other expense	(1,444)	(1,711)
Gain (loss) on extinguishment of debt	19,869	—
Total other income (expense), net	20,701	(796)
Loss before income taxes	(498)	(22,195)
Provision for income taxes	(18)	(1,364)
Net loss	$(516)	$(23,559)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	1,036	(1,073)
Foreign currency translation adjustment	(17)	(90)
Comprehensive income (loss)	$503	$(24,722)
Net loss per common share, basic and diluted	$(0.01)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	57,885	57,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Total stockholders' equity, beginning balances	$419,024	$570,296

Common stock and additional paid-in capital:
Beginning balances	982,306	1,064,364
Stock-based compensation expense	19,345	14,855
Exercise of stock options	90	131
Cumulative effect of the adoption of new accounting standard	—	(156,979)
Settlement of capped calls	139	—
Ending balances	1,001,880	922,371

Accumulated deficit:
Beginning balances	(560,310)	(493,933)
Cumulative effect of the adoption of new accounting standard	—	42,606
Net loss	(516)	(23,559)
Ending balances	(560,826)	(474,886)

Accumulated other comprehensive income (loss):
Beginning balances	(2,972)	(135)
Other comprehensive income (loss)	1,019	(1,163)
Ending balances	(1,953)	(1,298)

Total stockholders' equity, ending balances	$439,101	$446,187

Common stock (in shares):
Beginning balances	57,735	56,928
Exercise of stock options	4	7
Shares issued for the vesting of restricted stock awards	459	265
Ending balances	58,198	57,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(516)	$(23,559)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	6,069	5,722
Depreciation and amortization	17,543	14,919
Amortization of debt issuance costs	618	676
Amortization of premiums on investments	(1,097)	312
Stock-based compensation expense	18,086	14,855
Realized (gain) loss on sale of marketable securities	336	—
Deferred income taxes	(526)	875
Allowance for credit losses	(3)	(105)
Allowance for sales credits	8	19
Loss on disposal of long-lived assets	(66)	(12)
(Gain) loss on extinguishment of debt	(19,312)	—
Lease and other restructuring charges	1,301	408
Changes in operating assets and liabilities:
Accounts receivable, net	6,919	10,464
Prepaid expenses and other current assets	(4,638)	(12,410)
Deferred solution and other costs	(12,190)	(3,112)
Deferred implementation costs	(3,537)	(3,308)
Contract assets, net	622	(1,798)
Other long-term assets	1,443	2,006
Accounts payable	2,218	3,247
Accrued liabilities	(13,123)	(12,920)
Deferred revenues	6,215	1,666
Deferred rent and other long-term liabilities	(2,476)	(2,447)
Net cash provided by (used in) operating activities	3,894	(4,502)
Cash flows from investing activities:
Purchases of investments	(42,831)	(102,749)
Maturities of investments	127,904	18,097
Purchases of property and equipment	(1,032)	(3,866)
Capitalized software development costs	(6,049)	(4,291)
Net cash provided by (used in) investing activities	77,992	(92,809)
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	(10,908)	—
Payments for repurchases of convertible notes	(149,640)	—
Proceeds from capped calls related to convertible notes	139	—
Proceeds from exercise of stock options and ESPP	90	131
Net cash provided by (used in) financing activities	(160,319)	131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(119)
Net decrease in cash, cash equivalents, and restricted cash	(78,373)	(97,299)
Cash, cash equivalents, and restricted cash, beginning of period	201,902	325,821
Cash, cash equivalents, and restricted cash, end of period	$123,529	$228,522
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$1,886	$322
Stock-based compensation for capitalized software development	$769	$—
Capitalized software development costs included in accounts payable and accrued liabilities	$468	$—
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
Reclassifications
During the fourth quarter of 2022, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its consolidated statements of cash flows due to volatility in foreign currency exchange rates. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation. The reclassifications resulted in the disaggregation of the amount attributable to the "Effect of exchange rate changes on cash" of $0.1 million with a corresponding increase to "Net cash provided by operating activities," for the three months ended March 31, 2022. The Company believes the reclassification is not material to the consolidated financial statements.
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include: revenue recognition; estimate of credit losses; fair value of certain stock awards issued; the carrying value of goodwill; the fair value of acquired intangibles; the capitalization of software development costs; the useful lives of property and equipment and long-lived intangible assets; the impairment assessment of long-lived assets; and, income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from those estimates.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three months ended March 31, 2023 and 2022. A single customer accounted for 12% of accounts receivable, net, as of March 31, 2023 and two customers accounted for 12% and 10% of accounts receivable, net as of December 31, 2022.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended March 31, 2023 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(516)	$(23,559)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,885	57,015
Net loss per common share, basic and diluted	$(0.01)	$(0.41)
Due to net losses for the three months ended March 31, 2023 and 2022, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2023	2022
Stock options, restricted stock units, market stock units and performance stock units	5,374	3,194
Shares issuable pursuant to the ESPP	127	—
Shares related to convertible notes	5,798	6,256
Shares subject to warrants related to the issuance of the 2023 Notes	—	—
	11,299	9,450
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
Recent Accounting Pronouncements
There were no accounting pronouncements recently issued that had or are expected to have a material impact on our condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
3. Revenue
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
Disaggregation of Revenue
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2023	2022
Subscription	$115,189	$96,584
Transactional	16,261	17,049
Services and Other	21,558	20,438
Total Revenues	$153,008	$134,071
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
The net increase in the deferred revenue balance for the three months ended March 31, 2023 was primarily driven by the cash payments received or due in advance of satisfying the Company's performance obligations of $158.8 million for current year invoices and $0.7 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $102.6 million of revenue recognized from current year invoices and $50.7 million of revenue that was included in the deferred revenue balance as of December 31, 2022. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Remaining Performance Obligations
On March 31, 2023, the Company had $1.53 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue in the next 24 months, an additional 30% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Credit Losses
Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the condensed consolidated balance sheets at the end of each reporting period. The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero and $0.1 million in expected losses for the three months ended March 31, 2023 and 2022, of which zero has been written off and charged against the allowance at both March 31, 2023 and 2022. The allowance for credit losses related to contract assets was $0.1 million at both March 31, 2023 and December 31, 2022.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero for expected losses for both the three months ended March 31, 2023 and 2022, of which zero and $0.1 million has been written off and charged against the allowance as of March 31, 2023 and 2022, respectively. The allowance for credit losses related to accounts receivable was $0.7 million at both March 31, 2023 and December 31, 2022.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2023:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$19,370	$19,370	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$55,326	$—	$55,326	$—
Certificates of deposit	4,787	—	4,787	—
U.S. government securities	90,140	—	90,140	—
	$150,253	$—	$150,253	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2023 and December 31, 2022 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended March 31, 2023 or 2022.
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. This equity investment had a carrying amount of $0.2 million as of March 31, 2023. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of March 31, 2023, the Company determined there were no other-than-temporary impairments on its equity investment.
As of March 31, 2023 and December 31, 2022, the Company's cash was $101.9 million and $150.6 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of March 31, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$19,370	$—	$—	$19,370
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$55,673	$28	$(375)	$55,326
Certificates of deposit	4,829	—	(42)	4,787
U.S. government securities	90,810	66	(736)	90,140
	$151,312	$94	$(1,153)	$150,253

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$20,998	$—	$—	$20,998
Certificates of deposit	25,547	—	—	25,547
U.S. government securities	2,497	1	—	2,498
	$49,042	$1	$—	$49,043
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$57,320	$1	$(582)	$56,739
Certificates of deposit	5,063	3	(50)	5,016
U.S. government securities	173,241	12	(1,481)	171,772
	$235,624	$16	$(2,113)	$233,527
Investments may be sold or may settle at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets on the condensed consolidated balance sheets.
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2023	December 31, 2022
Due within one year or less	$99,882	$171,831
Due after one year through five years	50,371	61,696
	$150,253	$233,527
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2023 and December 31, 2022.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of March 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$35,748	$(322)	$11,273	$(53)
Certificates of deposit	4,787	(42)	—	—
U.S. government securities	51,369	(354)	19,583	(382)
	$91,904	$(718)	$30,856	$(435)
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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both March 31, 2023 and December 31, 2022. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2022. No impairment of goodwill was identified during 2022, and no impairment of goodwill was identified during the three months ended March 31, 2023.
Intangible assets at March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023			As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(44,139)	$18,646	$62,785	$(40,981)	$21,804
Non-compete agreements	13,275	(9,327)	3,948	13,275	(8,642)	4,633
Trademarks	19,870	(10,064)	9,806	19,870	(8,663)	11,207
Acquired technology	157,639	(80,792)	76,847	157,638	(74,910)	82,728
Capitalized software development costs	35,313	(4,593)	30,720	28,519	(3,210)	25,309
	$288,882	$(148,915)	$139,967	$282,087	$(136,406)	$145,681
The Company recorded intangible assets primarily from various prior business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income (loss) was $5.9 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income (loss) was $5.3 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.
The Company capitalized software development costs in the amount of $6.8 million and $4.3 million during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $1.4 million and $0.4 million of amortization of capitalized software development costs during the three months ended March 31, 2023 and 2022, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of March 31, 2023 was as follows:

Amortization
Year Ended December 31,
2023 (April 1 to December 31)	$38,195
2024	45,993
2025	28,150
2026	21,582
2027	5,646
Thereafter	401
Total amortization	$139,967
7. Leases
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
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at March 31, 2023 were as follows:

Operating Leases
Year Ended December 31,
2023 (April 1 to December 31)	$9,201
2024	11,443
2025	10,477
2026	9,455
2027	8,282
Thereafter	23,408
Total lease payments	$72,266
Less: imputed interest	(12,105)
Total operating lease liabilities	$60,161
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
As of March 31, 2023, the Company exited and made available for sublease certain leased office space in North Carolina. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As such, an impairment of $1.1 million was recorded to right of use assets, $0.1 million was recorded to property and equipment and an additional $0.1 million was recorded to accrued liabilities for expected expenses and fees associated with exiting the leased office space as of March 31, 2023. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, co-location fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at March 31, 2023 were as follows:

Contractual Commitments
Year Ended December 31,
2023 (April 1 to December 31)	$34,925
2024	34,441
2025	220,184
2026	309,643
2027	4,500
Thereafter	3,500
Total commitments	$607,193
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
9. Convertible Senior Notes
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. Interest was payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. In February 2023, the Company repaid $10.9 million of principal and the remaining accrued interest in cash to the debt holders to fully settle the 2023 Notes on the maturity date.
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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchase of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income (expense) on the condensed consolidated statements of comprehensive income (loss). The Company may repurchase additional 2025 Notes and/or its 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
On or after March 1, 2026 or August 15, 2025 for the 2026 Notes and 2025 Notes, respectively, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indenture governing the Notes.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2026 or August 15, 2025 for the 2026 Notes and 2025 Notes, respectively, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 or March 30, 2021 (and only during such calendar quarter), for the 2026 Notes and 2025 Notes, respectively, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
As of March 31, 2023, the 2026 Notes and 2025 Notes were not convertible.
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of March 31, 2023			As of December 31, 2022
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Principal	$—	$303,995	$191,000	$10,908	$316,250	$350,000
Unamortized debt issuance costs	—	(4,072)	(1,945)	(5)	(4,563)	(3,898)
Net carrying amount	$—	$299,923	$189,055	$10,903	$311,687	$346,102
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$703	$723
Amortization of debt issuance costs	618	676
Total	$1,321	$1,399
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. As of March 31, 2023, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 3.2 years and 2.6 years, respectively.
As of March 31, 2023, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on March 31, 2023.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.7 million shares for cash proceeds of $171.7 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Bond Hedges corresponding to approximately 0.1 million shares for cash proceeds of $26.3 million. The proceeds were recorded as an increase to additional paid-in capital on the condensed consolidated balance sheets. As of the maturity date of the 2023 Notes, February 15, 2023, the Company's average stock price did not exceed the initial conversion price of $57.38 for the 2023 Notes, therefore there was no further dilution and all remaining Bond Hedges have expired.

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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital on the condensed consolidated balance sheets. As of March 31, 2023, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
The Bond Hedges and the Warrants are separate transactions, in each case, entered into by the Company with counterparties, and are not part of the terms of the 2023 Notes and did not affect any holders' rights under the 2023 Notes. The holders of the 2023 Notes did not have any rights with respect to the Bond Hedges or Warrants transactions. The Bond Hedges and Warrants do not meet the criteria for derivative accounting as they are indexed to the Company's stock. The amounts paid for the Bond Hedges and the proceeds received from the sale of the Warrants have been included as a net reduction to additional paid-in capital.
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
In March 2023, in connection with the partial repurchase of the 2026 Notes and 2025 Notes, the Company terminated the Capped Calls in a notional amount corresponding to the aggregate principal amount of the 2026 Notes and 2025 Notes that were repurchased. As a result of the termination of the related Capped Calls, the Company received cash payments of $0.1 million. The proceeds were recorded as an increase to additional paid-in capital on the condensed consolidated balance sheets.
10. Stock-Based Compensation
In March 2014, the Company's board of directors approved the 2014 Equity Incentive Plan, or 2014 Plan. The 2014 Plan contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. In addition, the 2014 Plan reserve is automatically increased to include any shares issuable upon expiration or termination of options granted under the Company's 2007 Stock Plan, or 2007 Plan, for options that expire or terminate without having been exercised. For the three months ended March 31, 2023, no shares have been transferred to the 2014 Plan from the 2007 Plan, and as of March 31, 2023, a total of 7,750 shares of common stock remain available for future issuance under the 2014 Plan, assuming maximum performance.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In March 2014, the Company also adopted its employee stock purchase plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of March 31, 2023, 1,129 shares remain authorized and available for issuance under the ESPP.
During the first quarter of 2023, a new form of performance stock units, or PSUs, were granted to our executives under the 2014 Plan. The Company values PSUs at the closing market price on the date of grant. The minimum percentage of PSUs that can vest is 0%, with a maximum percentage of 200%. The vesting of PSUs is conditioned upon the achievement of certain internal targets and will vest over a 2-year and 3-year performance period. The Company recognizes compensation expense using the accelerated attribution method over the performance period, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each reporting period based on changes in our estimate of the number of PSUs that are probable of vesting.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$3,373	$2,739
Sales and marketing	4,260	3,326
Research and development	3,776	2,852
General and administrative	6,677	5,102
Total stock-based compensation expense	$18,086	$14,019
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2023 is based on the estimated annual effective tax rate for fiscal year 2023. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (3.6)% and (6.1)% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. Current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.
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
As of March 31, 2023, the Company had $1.0 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change in position from the balance at December 31, 2022. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized. The Company's tax years 2019 through 2022 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination by the State of Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2023. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
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
Recent Events
Macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to change globally. We believe the combination of rising interest rates, inflation, supply chain disruptions, tight labor markets, wage inflation, pricing volatility for certain goods and services, uncertainties related to the U.S. federal debt ceiling, geopolitical uncertainty, and other macroeconomic conditions puts pressure on corporate growth initiatives. Rising interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Additionally, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have and may continue to negatively impact their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures.

Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have and may continue to be impacted by the current macroeconomic environment and the challenges in the financial services industry. First Republic Bank is a customer of ours, and total revenue recognized for the year ended December 31, 2022 consisted predominantly of revenue from professional services and in total represented approximately 2.5% of our total revenue for the year. Financial institutions have and may continue to respond to this challenging operating environment by reducing or delaying purchases of digital solutions and associated services. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first quarter of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which we expect to continue in 2023 and into 2024. The duration and severity of these events, general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above and "Risk Factors" below and in our other SEC filings for further discussion of the impact and possible future impacts of the COVID-19 pandemic, general macroeconomic uncertainty and the current challenges facing the financial services industry on our business.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are priced using various methodologies, some of which have minimal impact on Registered Users. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. The rate at which our customers add Registered Users vary significantly period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 21.1 million, 19.2 million and 17.8 million Registered Users as of December 31, 2022, 2021 and 2020, respectively. Registered Users as of March 31, 2023 were 21.5 million compared to 19.7 million as of March 31, 2022.
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
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $655.2 million, $574.2 million and $464.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. ARR as of March 31, 2023 was $672.7 million compared to $594.2 million as of March 31, 2022.
Revenue Churn
We utilize revenue churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business solutions and strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and replacements of existing solutions, during a year, divided by our monthly recurring revenue at the end of the prior year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 6.3%, 5.4% and 5.9% for the years ended December 31, 2022, 2021 and 2020, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.
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

	Three Months Ended March 31,
	2023	2022
Revenue:
GAAP revenue	$153,008	$134,071
Deferred revenue reduction from purchase accounting	116	242
Total Non-GAAP revenue	$153,124	$134,313
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

	Three Months Ended March 31,
	2023	2022
GAAP operating loss	$(21,199)	$(21,399)
Deferred revenue reduction from purchase accounting	116	242
Stock-based compensation	18,086	14,019
Acquisition related costs	12	3
Amortization of acquired technology	5,880	5,604
Amortization of acquired intangibles	5,262	4,422
Lease and other restructuring charges	1,961	408
Non-GAAP operating income	$10,118	$3,299
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, acquisition related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, (gain) loss on extinguishment of debt, and lease and other restructuring charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(516)	$(23,559)
Deferred revenue reduction from purchase accounting	116	242
Stock-based compensation	18,086	14,019
Acquisition related costs	12	3
Depreciation and amortization	17,543	14,919
Lease and other restructuring charges	1,961	408
Provision for income taxes	18	1,364
(Gain) loss on extinguishment of debt	(19,869)	—
Interest and other (income) expense, net	(879)	662
Adjusted EBITDA	$16,472	$8,058
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
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay and debit card related transaction services generated when End Users utilize debit cards integrated with its Helix products and other payment services in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
We continue to monitor the impacts the rising interest rates, current inflationary environment, challenges in the financial services industry, a potential global macroeconomic slowdown, and any potential crisis impacting the banking industry may have on our business. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first quarter of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. In the first quarter of 2023, our subscription revenue growth was 19% year over year, and we expect it will continue to increase as a percentage of revenue contribution for the remainder of 2023. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.

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
In recent periods we have experienced an exceptionally challenging hiring environment and intense competition for technical talent, resulting in incremental expenses related to the hiring process, including increased utilization of paid third parties to identify and hire talent. While the hiring environment became less challenging and we experienced reduced employee turnover in the second half of 2022 and the first quarter of 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. Additionally, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which we expect to continue in 2023 and into 2024.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses will also be impacted by the timing of significant marketing programs such as our return to hosting our annual client conference in person in May 2023.

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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, comprised of employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and included in intangible assets, net on the condensed consolidated balance sheets. We intend to continue our investments in our software development teams and the associated technology in order to serve our customers and support our growth.
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
Acquisition Related Costs
Acquisition related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses, which are recognized as earned, and various legal and professional service expenses incurred in connection with merger and acquisition related matters, which are recognized when incurred.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and gain (loss) on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt issuance costs and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes, and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Provision for Income Taxes
As a result of our current net operating loss position, current income tax expenses and benefits consist primarily of state income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and income tax expense from foreign operations.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues(1)	$153,008	$134,071
Cost of revenues(2)	79,711	73,672
Gross profit	73,297	60,399
Operating expenses:
Sales and marketing	28,144	25,266
Research and development	34,425	31,131
General and administrative	24,692	20,568
Acquisition related costs	12	3
Amortization of acquired intangibles	5,262	4,422
Lease and other restructuring charges	1,961	408
Total operating expenses	94,496	81,798
Loss from operations	(21,199)	(21,399)
Total other income (expense), net(3)	20,701	(796)
Loss before income taxes	(498)	(22,195)
Provision for income taxes	(18)	(1,364)
Net loss	$(516)	$(23,559)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes amortization of acquired technology of $5.9 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the three months ended March 31, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenues(1)	100.0%	100.0%
Cost of revenues(2)	52.1	54.9
Gross profit	47.9	45.1
Operating expenses:
Sales and marketing	18.4	18.8
Research and development	22.5	23.2
General and administrative	16.1	15.3
Acquisition related costs	—	—
Amortization of acquired intangibles	3.4	3.3
Lease and other restructuring charges	1.3	0.3
Total operating expenses	61.8	61.0
Loss from operations	(13.9)	(16.0)
Total other income (expense), net(3)	13.5	(0.6)
Loss before income taxes	(0.3)	(16.6)
Provision for income taxes	—	(1.0)
Net loss	(0.3)%	(17.6)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.1% and 0.2% for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes amortization of acquired technology of 3.8% and 4.2% for the three months ended March 31, 2023 and 2022, respectively.
(3) Includes an increase of 13.0% related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the three months ended March 31, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Revenues	$153,008	$134,071	$18,937	14.1%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Revenues increased by $18.9 million, or 14.1%, from $134.1 million for the three months ended March 31, 2022 to $153.0 million for the three months ended March 31, 2023. This increase in revenue was primarily attributable to a $18.6 million increase from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers and $1.1 million of the increase was generated from the sale of additional professional services and pass-through fees, partially offset by a $0.8 million decrease in revenue from payment solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Cost of revenues	$79,711	$73,672	$6,039	8.2%
Percentage of revenues	52.1%	54.9%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Cost of revenues increased by $6.0 million, or 8.2%, from $73.7 million for the three months ended March 31, 2022 to $79.7 million for the three months ended March 31, 2023. This increase was primarily attributable to a $1.7 million increase in personnel costs due to an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.7 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.5 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as an increase in pass-through fees and a $1.0 million increase from the amortization of capitalized software development and capitalized implementation services.
We continue to invest in personnel, business processes, third-party partners for intellectual property and transactional processing in our solutions and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity, process improvement, software development and systems infrastructure, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Sales and marketing	$28,144	$25,266	$2,878	11.4%
Percentage of revenues	18.4%	18.8%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Sales and marketing expenses increased by $2.9 million, or 11.4%, from $25.3 million for the three months ended March 31, 2022 to $28.1 million for the three months ended March 31, 2023. This increase was primarily attributable to a $2.6 million increase in personnel costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth and a $0.3 million increase in travel-related expenses.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to return to in-person sales formats and experiences for future user conferences, including our annual client conference to be held in May 2023. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a quarter-over-quarter basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Research and development	$34,425	$31,131	$3,294	10.6%
Percentage of revenues	22.5%	23.2%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Research and development expenses increased by $3.3 million, or 10.6%, from $31.1 million for the three months ended March 31, 2022 to $34.4 million for the three months ended March 31, 2023. This increase was primarily attributable to a $5.3 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, partially offset by a $2.0 million decrease as a result of increased capitalized software development costs.
We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
General and administrative	$24,692	$20,568	$4,124	20.1%
Percentage of revenues	16.1%	15.3%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. General and administrative expenses increased by $4.1 million, or 20.1%, from $20.6 million for the three months ended March 31, 2022 to $24.7 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily attributable to a $2.8 million increase in personnel costs to support the growth of our business and a $1.3 million increase in professional services and other discretionary expenses.

General and administrative expenses consist primarily of salaries and other personnel-related costs of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, costs of directors' and officers' liability insurance, third-party legal fees, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow.
Acquisition Related Costs

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Acquisition related costs	$12	$3	$9	300.0%
Percentage of revenues	—%	—%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Acquisition related costs remained relatively unchanged from the three months ended March 31, 2022 to the three months ended March 31, 2023. Acquisition related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition activities.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Amortization of acquired intangibles	$5,262	$4,422	$840	19.0%
Percentage of revenues	3.4%	3.3%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Amortization of acquired intangibles increased by $0.8 million, or 19.0%, from the three months ended March 31, 2022 to $5.3 million for the three months ended March 31, 2023. The acquired intangible assets are related to previously disclosed business combinations. The increase in amortization is related to the update of estimated remaining useful lives of previously acquired trademarks that occurred during the fourth quarter of 2022.
Lease and Other Restructuring Charges

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Lease and other restructuring charges	$1,961	$408	$1,553	380.6%
Percentage of revenues	1.3%	0.3%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Lease and other restructuring charges increased by $1.6 million, or 380.6%, from $0.4 million for the three months ended March 31, 2022 to $2.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, the charges related to exiting of various facilities, including the associated impairment of the right of use asset and ongoing expenses of these facilities, partially offset by sublease income. During the three months ended March 31, 2022, the charges included additional costs related to an updated assessment of various facilities.

Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Total other income (expense), net	$20,701	$(796)	$21,497	2,700.6%
Percentage of revenues	13.5%	(0.6)%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Total other income (expense), net represented a net income of $20.7 million for the three months ended March 31, 2023 compared to a net expense of $0.8 million for the three months ended March 31, 2022. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes. We also had a $2.4 million increase in income from cash and investments, partially offset by a $0.7 million decrease in other income related to a gain resulting from a favorable settlement of an ordinary course dispute recognized in the three months ended March 31, 2022.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	(%)
Provision for income taxes	$(18)	$(1,364)	$1,346	(98.7)%
Percentage of revenues	—%	(1.0)%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022. Total provision for income taxes represented an expense of $0.02 million for the three months ended March 31, 2023 compared to an expense of $1.4 million for the three months ended March 31, 2022. As a result of our current net operating loss position, income tax expense for the three months ended March 31, 2023 consisted primarily of $0.3 million in state income tax, partially offset by $0.2 million in federal income tax benefit and $0.1 million in foreign income tax benefit. The income tax expense for the three months ended March 31, 2022 consisted primarily of $0.9 million in state income tax, including $0.6 million related to uncertain tax positions, federal income tax of $0.3 million relating to the tax amortization of recently acquired goodwill and $0.2 million in foreign income tax.
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
We continue to monitor the impacts the current inflationary environment, potential global macroeconomic slowdown and recent challenges in the financial services industry may have on our business. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents and investments of $271.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$3,894	$(4,502)
Investing activities	77,992	(92,809)
Financing activities	(160,319)	131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(119)
Net decrease in cash, cash equivalents, and restricted cash	$(78,373)	$(97,299)
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the three months ended March 31, 2023, our net cash and cash equivalents provided by operating activities was $3.9 million, which consisted of a net loss of $0.5 million and non-cash adjustments of $23.0 million, partially offset by cash outflows from changes in operating assets and liabilities of $18.5 million. The primary drivers of cash outflows in operating assets and liabilities were a $15.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and $10.9 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Cash outflows were partially offset by inflows resulting from a $6.9 million decrease in accounts receivable due to the timing of payments received and a $6.2 million increase in deferred revenue due to payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease and other restructuring charges, partially offset by a gain on extinguishment of debt.
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
For the three months ended March 31, 2023, our net cash provided by investing activities was $78.0 million, consisting of $127.9 million from maturities of investments, partially offset by $42.8 million from purchases of investments, $6.0 million from capitalized software development costs and $1.0 million for the purchase of property and equipment.
For the three months ended March 31, 2022, our net cash used in investing activities was $92.8 million, consisting of $102.7 million from purchases of investments, $3.9 million for the purchase of property and equipment and $4.3 million from capitalized software development costs, partially offset by $18.1 million from maturities of investments.

Cash Flows from Financing Activities
For the three months ended March 31, 2023 our net cash used in financing activities was $160.3 million, primarily consisting of $149.6 million from payments for the partial repurchases of the 2026 Notes and 2025 Notes and $10.9 million from payment of the 2023 Notes which matured in February 2023.
For the three months ended March 31, 2022 our net cash provided by financing activities consisted solely of cash received from exercises of options to purchase our common stock of $0.1 million.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the three months ended March 31, 2023 can be found in Note 7 and Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements.
Critical Accounting Policies and Significant Judgements and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results might differ from these estimates under different assumptions or conditions.
Our significant accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K. There were no material changes to our significant accounting policies.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2023 or 2022, our interest income would not have been materially affected. As of March 31, 2023, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.

Foreign Currency Risk
As of March 31, 2023, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, and Australian dollar. As of March 31, 2023, we had operating subsidiaries in India, Canada, the United Kingdom and Australia. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. Our principal risks include risks associated with:
•our ability to manage our growth;
•the challenging macroeconomic environment and challenges in the financial services industry, including impacts on our customers' purchasing decisions on products and services which are more discretionary in nature and the related demand for our solutions relative to our expectations;
•focusing on the financial services industry and any geographies where we have general customer concentration and the potential for any economic downturn or consolidation in such industry or geographies to adversely affect our business;
•the length, cost and unpredictability of our sales cycle;
•the development of our solutions and changes to the market for our solutions compared to our expectations;
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
•security and privacy breaches involving our solutions;
•defects or errors in our solutions, including failures associated with transaction processing or interest, principal or balance calculations;
•defects, failures or interruptions in third-party services or solutions, including data centers and third-party hosting services;
•customer training and customer support;
•evolving technological requirements, enhancements and additions to our solution offerings;
•our sales and marketing capabilities, including partner relationships;
•dependency on our management team and other key employees and recruiting and retaining talent;
•increased costs associated with managing growth and the challenges associated with labor shortages, turnover, labor cost increases and extreme competition for talent;
•the COVID-19 pandemic and its residual impacts;
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
•the unpredictability of customer subscription renewals or solution adoption;
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
•the dilutive effects of future sales, or anticipation of future sales, of our common stock and the resulting impact on the price of our common stock;
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

Risks Related to our Operations, Industry and the Markets We Serve
We have experienced high growth in recent periods and if we fail to manage our growth effectively or experience a decline in our growth rate, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Since our inception, our business has experienced high growth, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $402.8 million for the twelve months ended December 31, 2020 to $498.7 million for the twelve months ended December 31, 2021 and $565.7 million for the twelve months ended December 31, 2022. While we intend to further expand our overall business, customer base, and number of employees, our recent growth rate is not necessarily indicative of the growth that we will achieve in the future. The growth in our business generally, our management of a growing workforce and international customer base and the stress of such growth on our internal controls and systems require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, our increasing success in selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Unfavorable conditions in the financial services industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers and their End Users from industry and economic-driven changes. General macroeconomic conditions, such as a recession or economic slowdown in the United States or internationally, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. For example, as a result of the impacts of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand for net new opportunities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions can affect the amount and growth rate of financial services information technology spending and could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, decrease their information technology spending budgets, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have and may continue to negatively impact their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Economic uncertainties, whether relating to the residual impacts of COVID-19, general macroeconomic conditions or challenges in the financial services industry more specifically, could limit our ability to grow our business and negatively affect our operating results. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future and sustained economic slowdowns.

We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from rising interest rates, inflation, bank failures and related challenges in the financial services industry or a slowdown in the economy, financial markets and credit markets had and could continue to have an impact on account holder or End User usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for some of our non-implementation services which are more discretionary in nature, which has and may continue to impact the timing of purchasing decisions and demand for our solutions. Any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, may cause our customers or prospective customers to delay or reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have and may continue to be impacted by the current macroeconomic environment and the challenges in the financial services industry. Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have and may continue to be impacted by the current macroeconomic environment and the challenges in the financial services industry. Financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns some financial institutions fail. The March 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have and may continue to negatively impact their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur. And longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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
Events affecting our customers' businesses have and may continue to occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first quarter of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Additionally, we may experience challenges associated with accurately predicting the impacts of any macroeconomic downturn, or challenges in the financial services industry, on our customers and their End Users, including in particular the impacts of any downturn on Alt-FIs and FinTechs and our arrangements with them, as Alt-FIs and FinTechs may have particular vulnerabilities to a macroeconomic downturn, and our arrangements with FinTechs represent a more complex revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
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
We believe that a strong brand is necessary to continue to attract and retain customers. We need to maintain, protect and enhance our brand in order to expand our customer base. This depends largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers' trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our solutions and their capabilities from competitive products and services, which we may not be able to do effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. Our brand promotion activities may not generate customer awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are unable to maintain or enhance customer awareness in a cost-effective manner, our brand and our business, financial condition and results of operations could be materially and adversely affected.
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
The markets in which we participate are competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.
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
If we are unable to compete in this environment, sales and renewals of our solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the markets for our solutions, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets as we enter new markets or sections of a market with larger or different customers and new solutions. Our industry has also experienced recent consolidations which we believe may continue. Any further consolidation our industry experiences could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.

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
Defects or errors in our solutions, including failures associated with transaction processing or interest, principal or balance calculations, could harm our reputation, result in significant costs to us, impair our ability to sell our solutions and subject us to substantial liability.
Our solutions are inherently complex and from time-to-time contain defects or errors, particularly when first introduced or as new functionality is released. The volume and dollar amount of payment transactions and interest, principal or balance amounts that we, our customers and our third-party partners process and calculate is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. Certain of our solutions also calculate dollar amounts, including interest, principal, remaining balance and payment amounts on loans, and in certain circumstances our solutions serve as the system of record on which our customers rely to instruct and inform End Users of amounts they must pay and their associated remaining balances. Despite extensive testing, from time-to-time we discover, and may in the future discover, defects or errors in our solutions or the solutions of our third-party partners. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third-party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
Such errors, defects, other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, can be costly and complicated for us to remedy, cause damage to our customers' businesses and to their End Users and harm our reputation. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation, increased regulatory oversight, fines or penalties, adverse publicity and brand damage. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise. If we do not complete our periodic maintenance according to schedule or if customers are otherwise dissatisfied with the frequency or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds or pay penalties. Because our solutions are often customized and deployed on a customer-by-customer basis, rather than through a multi-tenant SaaS method of distribution, applying bug fixes, upgrades or other maintenance services may require updating each instance of our software. This could be time consuming and cause us to incur significant expense and may require the involvement of our customers, which potentially increases the technical delivery risk. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solutions from operating properly. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain customers and harm our results of operations.

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
We depend on data centers operated by third parties and third-party Internet hosting providers, and any disruption in the operation of these facilities or access to the Internet have and could continue to adversely affect our business.
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our lending solutions, Helix solutions and a certain portion of our digital banking platform solutions are hosted by cloud-based service providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We have experienced, and may in the future experience website disruptions, outages and other performance problems with these data centers and third-party hosting providers. These problems may be caused by a variety of factors, including infrastructure changes, hardware failures, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. For example, as a result of increased online banking activity due to the COVID-19 pandemic, including periodic significant increases in logins by End Users seeking to check their accounts for receipt of government stimulus funds, financial institutions and their online banking service providers have experienced periods of unprecedented user login activity, at times, resulting in delayed access to online banking for many financial institutions, including many of our customers. We have made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based service providers, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support, and may be required to pay refunds to our customers based on service level agreement (SLA) provisions in their contracts.

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
Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Competition for software development and engineering personnel is intense. Recent macroeconomic challenges and broad based inflation have impacted many industries with increased employee resignations and turnover, labor shortages, extreme competition for talent, wage inflation and pressure to improve employee benefits and compensation to remain competitive, all resulting in increased difficulty in managing personnel costs. In recent periods, we have experienced heightened employee turnover, delays in hiring suitable replacement candidates and increased costs to hire new employees. While the hiring environment became less challenging and we experienced reduced employee turnover in the second half of 2022 and the first quarter of 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options or vest in outstanding restricted stock units and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.
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
•the increase in business challenges among our customers and other businesses from macroeconomic factors and recent challenges in the financial services industry; and
•the willingness of current and prospective customers to invest in our solutions.
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
We have completed, and may in the future evaluate and consider, potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses and additional channels of distribution. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, we have limited experience in acquiring other businesses. We may not be able to find and identify desirable additional acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. Consequently, these transactions, even if undertaken and announced, may not close.
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
•general economic conditions or conditions in the financial services industry that may adversely affect our customers' ability or willingness to purchase solutions, delay a prospective customer's purchasing decision, reduce our revenues from customers or affect renewal rates;
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $109.0 million, $112.7 million and $137.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $560.8 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions and acquire customers. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging macroeconomic conditions, challenges in the financial services industry and any anticipated or resulting recession. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
The markets in which we compete and demands of our customers are constantly changing and it is difficult to accurately predict the long-term rate of customer subscription renewals or solution adoption, or the impact these renewals and adoption, or any customer terminations, will have on our revenues or operating results.
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
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $0.7 million as of March 31, 2023. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
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
As of March 31, 2023, we had seven U.S. patent applications pending and 11 issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
As of March 31, 2023, we had an aggregate of 58,198,202 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 27,775,901 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Since our initial public offering, from time to time we have conducted registered offerings of our common stock. Additionally, as of March 31, 2023 we had an outstanding principal amount of $304.0 million of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes and an outstanding principal amount of $191.0 million of 0.125% Convertible Senior Notes due 2025, or the 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes issued in connection with the offering of the 2026 Notes and 2025 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
•uncertainties in the financial services industries;
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

Risks Related to Our Convertible Notes
We incurred indebtedness by issuing our 2026 Notes in 2019, and our 2025 Notes in 2020, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2026 Notes in 2026 and the principal of the 2025 Notes in 2025 or earlier if necessary. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We cannot control many of these factors. Additionally, if our stock price trades at a level where the conversion of any series of our convertible notes is not economical for holders of such convertible notes, the conversion of the applicable series of convertible notes is highly unlikely. This will result in us needing to repay the full aggregate principal amount outstanding of the applicable series of our convertible notes, plus accrued and unpaid interest and additional amounts (if any) at maturity in lieu of settling conversions of the convertible notes, and extinguishing our indebtedness under such convertible notes, with shares of our common stock. Our future operations may not generate sufficient cash to enable us to repay our debt, including the 2026 Notes or 2025 Notes. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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

The capped call transactions entered into in connection with the offering of the 2026 Notes and 2025 Notes may affect the value of our common stock.
In connection with the offering of the 2026 Notes and 2025 Notes, we entered into capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes and 2025 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes or 2025 Notes, as a result of conversion of the 2026 Notes or 2025 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes and 2025 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes and 2025 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or 2025 Notes or following any repurchase of 2026 Notes or 2025 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions, and they may not operate as planned.
The option counterparties to our capped call transactions entered into in connection with the convertible notes are financial institutions, and we will be subject to the risk that they might default under these derivative transactions. Our exposure to the credit risk of these counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock underlying the convertible notes. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of each may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
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
In the event any of the conditional conversion features of the 2026 Notes or 2025 Notes is triggered, note holders will be entitled to convert their 2026 Notes or 2025 Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert the 2026 Notes or 2025 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, which may negatively impact the trading price of our common stock. In addition, even if holders of the 2026 Notes or 2025 Notes do not elect to convert their 2026 Notes or 2025 Notes, as applicable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes or 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which may negatively impact the trading price of our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
None.
Item 6.   Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1		Form of Performance Stock Unit Agreement for use under the Registrant’s 2014 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2023).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
May 9, 2023	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

May 9, 2023	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)