Form 10-Q
period 2023-06-30
Q2 Holdings, Inc.
filed 2023-08-02
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,446,532 shares of Common Stock, $0.0001 par value per share as of July 31, 2023.

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
•the risk that the residual impacts of the COVID-19 pandemic continue to or that any renewed efforts to limit its spread could negatively impact or disrupt the markets for our solutions and that the markets for our solutions do not return to normal or grow as anticipated;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,229	$199,600
Restricted cash	2,298	2,302
Investments	161,777	233,753
Accounts receivable, net	38,671	46,735
Contract assets, current portion, net	11,359	8,909
Prepaid expenses and other current assets	11,949	10,832
Deferred solution and other costs, current portion	26,783	21,117
Deferred implementation costs, current portion	8,136	7,828
Total current assets	379,202	531,076
Property and equipment, net	48,460	56,695
Right of use assets	35,579	39,837
Deferred solution and other costs, net of current portion	27,303	26,410
Deferred implementation costs, net of current portion	21,025	18,713
Intangible assets, net	134,691	145,681
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	11,571	16,186
Other long-term assets	1,987	2,259
Total assets	$1,172,687	$1,349,726
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,139	$10,055
Accrued liabilities	15,916	20,748
Accrued compensation	18,168	23,460
Convertible notes, current portion	—	10,903
Deferred revenues, current portion	111,466	117,468
Lease liabilities, current portion	9,210	9,408
Total current liabilities	168,899	192,042
Convertible notes, net of current portion	489,473	657,789
Deferred revenues, net of current portion	19,682	21,691
Lease liabilities, net of current portion	48,696	52,991
Other long-term liabilities	4,530	6,189
Total liabilities	731,280	930,702
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 58,447 issued and outstanding as of June 30, 2023 and 57,735 shares issued and outstanding as of December 31, 2022	6	6
Additional paid-in capital	1,027,796	982,300
Accumulated other comprehensive loss	(1,947)	(2,972)
Accumulated deficit	(584,448)	(560,310)
Total stockholders' equity	441,407	419,024
Total liabilities and stockholders' equity	$1,172,687	$1,349,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$154,531	$140,309	$307,539	$274,380
Cost of revenues	80,703	77,421	160,414	151,093
Gross profit	73,828	62,888	147,125	123,287
Operating expenses:
Sales and marketing	28,701	26,477	56,845	51,743
Research and development	34,096	31,832	68,521	62,963
General and administrative	27,127	23,285	51,819	43,853
Transaction-related costs	9	527	21	530
Amortization of acquired intangibles	5,252	4,422	10,514	8,844
Lease and other restructuring charges	2,312	129	4,273	537
Total operating expenses	97,497	86,672	191,993	168,470
Loss from operations	(23,669)	(23,784)	(44,868)	(45,183)
Other income (expense):
Interest and other income	2,107	564	4,383	1,479
Interest and other expense	(1,581)	(1,662)	(3,025)	(3,373)
Gain (loss) on extinguishment of debt	—	—	19,869	—
Total other income (expense), net	526	(1,098)	21,227	(1,894)
Loss before income taxes	(23,143)	(24,882)	(23,641)	(47,077)
Provision for income taxes	(479)	(340)	(497)	(1,704)
Net loss	$(23,622)	$(25,222)	$(24,138)	$(48,781)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(174)	(544)	862	(1,617)
Foreign currency translation adjustment	180	(724)	163	(814)
Comprehensive loss	$(23,616)	$(26,490)	$(23,113)	$(51,212)
Net loss per common share, basic and diluted	$(0.41)	$(0.44)	$(0.42)	$(0.85)
Weighted average common shares outstanding:
Basic and diluted	58,286	57,234	58,087	57,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$439,101	$446,187	$419,024	$570,296

Common stock and additional paid-in capital:
Beginning balances	1,001,880	922,371	982,306	1,064,364
Stock-based compensation expense	22,079	18,570	41,424	33,425
Exercise of stock options	384	125	474	256
Issuance of common stock under ESPP	3,459	2,547	3,459	2,547
Cumulative effect of the adoption of new accounting standard	—	—	—	(156,979)
Settlement of capped calls	—	—	139	—
Ending balances	1,027,802	943,613	1,027,802	943,613

Accumulated deficit:
Beginning balances	(560,826)	(474,886)	(560,310)	(493,933)
Cumulative effect of the adoption of new accounting standard	—	—	—	42,606
Net loss	(23,622)	(25,222)	(24,138)	(48,781)
Ending balances	(584,448)	(500,108)	(584,448)	(500,108)

Accumulated other comprehensive income (loss):
Beginning balances	(1,953)	(1,298)	(2,972)	(135)
Other comprehensive income (loss)	6	(1,268)	1,025	(2,431)
Ending balances	(1,947)	(2,566)	(1,947)	(2,566)

Total stockholders' equity, ending balances	$441,407	$440,939	$441,407	$440,939

Common stock (in shares):
Beginning balances	58,198	57,200	57,735	56,928
Exercise of stock options	15	5	19	12
Issuance of common stock under ESPP	146	57	146	57
Shares issued for the vesting of restricted stock awards	88	51	547	316
Ending balances	58,447	57,313	58,447	57,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,138)	$(48,781)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	12,447	11,091
Depreciation and amortization	35,478	29,946
Amortization of debt issuance costs	1,113	1,367
Amortization of premiums on investments	(1,781)	577
Stock-based compensation expense	38,710	33,425
Realized (gain) loss on sale of marketable securities	336	17
Deferred income taxes	(556)	857
Allowance for credit losses	(76)	144
Allowance for sales credits	(31)	51
Loss on disposal of long-lived assets	83	134
(Gain) loss on extinguishment of debt	(19,312)	—
Lease impairments	1,731	537
Changes in operating assets and liabilities:
Accounts receivable, net	8,185	721
Prepaid expenses and other current assets	(1,095)	(3,352)
Deferred solution and other costs	(11,678)	(4,877)
Deferred implementation costs	(7,715)	(6,841)
Contract assets, net	2,167	(3,930)
Other long-term assets	3,201	3,807
Accounts payable	4,267	2,043
Accrued liabilities	(10,694)	(18,041)
Deferred revenues	(8,017)	(7,718)
Deferred rent and other long-term liabilities	(5,663)	(4,997)
Net cash provided by (used in) operating activities	16,962	(13,820)
Cash flows from investing activities:
Purchases of investments	(69,385)	(141,679)
Maturities of investments	143,669	56,124
Purchases of property and equipment	(3,294)	(5,097)
Capitalized software development costs	(13,127)	(9,485)
Net cash provided by (used in) investing activities	57,863	(100,137)
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	(10,908)	—
Payments for repurchases of convertible notes	(149,640)	—
Proceeds from capped calls related to convertible notes	139	—
Proceeds from exercise of stock options and ESPP	3,933	2,803
Net cash provided by (used in) financing activities	(156,476)	2,803
Effect of exchange rate changes on cash, cash equivalents and restricted cash	276	(575)
Net decrease in cash, cash equivalents, and restricted cash	(81,375)	(111,729)
Cash, cash equivalents, and restricted cash, beginning of period	201,902	325,821
Cash, cash equivalents, and restricted cash, end of period	$120,527	$214,092
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$309	$2,898
Stock-based compensation for capitalized software development	$1,625	$—
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. The Company's solutions transform the ways in which its customers engage with account holders and end users, or End Users, enabling them to deliver robust suites of digital banking, lending, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2023. The results of operations for the for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
Reclassifications
During the fourth quarter of 2022, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its consolidated statements of cash flows due to volatility in foreign currency exchange rates. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation. The reclassifications resulted in the disaggregation of the amount attributable to the "Effect of exchange rate changes on cash" of $0.6 million with a corresponding increase to "Net cash provided by operating activities," for the six months ended June 30, 2022. The Company believes the reclassification is not material to the consolidated financial statements.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally-insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2023 and 2022. No customer accounted for 10% or more of accounts receivable, net, as of June 30, 2023 and two customers accounted for 12% and 10% of accounts receivable, net, as of December 31, 2022.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended June 30, 2023 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,622)	$(25,222)	$(24,138)	$(48,781)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,286	57,234	58,087	57,125
Net loss per common share, basic and diluted	$(0.41)	$(0.44)	$(0.42)	$(0.85)
Due to net losses for the three and six months ended June 30, 2023 and 2022, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2023	2022
Stock options, restricted stock units, market stock units and performance stock units	5,342	3,299
Shares issuable pursuant to the ESPP	124	73
Shares related to convertible notes	5,296	6,256
	10,762	9,628
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription	$116,001	$100,782	$231,190	$197,366
Transactional	17,035	17,735	33,296	34,784
Services and Other	21,495	21,792	43,053	42,230
Total Revenues	$154,531	$140,309	$307,539	$274,380
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
The net decrease in the deferred revenue balance for the six months ended June 30, 2023 was primarily driven by the recognition of $221.0 million of revenue recognized from current year invoices, $86.8 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and $0.8 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the amounts due in advance of satisfying the Company's performance obligations of $300.6 million for current year invoices. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Remaining Performance Obligations
On June 30, 2023, the Company had $1.53 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 59% of its remaining performance obligations as revenue in the next 24 months, an additional 29% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Credit Losses
Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the condensed consolidated balance sheets at the end of each reporting period. The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero and $0.2 million in expected losses for the six months ended June 30, 2023 and 2022, respectively, of which zero and $0.4 million has been written off and charged against the allowance at June 30, 2023 and 2022, respectively. The allowance for credit losses related to contract assets was $0.1 million at both June 30, 2023 and December 31, 2022, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero and $0.5 million for expected losses for the six months ended June 30, 2023 and 2022, respectively, of which zero and $0.4 million has been written off and charged against the allowance as of June 30, 2023 and 2022, respectively. The allowance for credit losses related to accounts receivable was $0.7 million at both June 30, 2023 and December 31, 2022.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2023:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$9,465	$9,465	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$42,984	$—	$42,984	$—
Certificates of deposit	4,863	—	4,863	—
U.S. government securities	113,705	—	113,705	—
	$161,552	$—	$161,552	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2023 and December 31, 2022 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended June 30, 2023 or 2022.
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. This equity investment had a carrying amount of $0.2 million as of June 30, 2023 and December 31, 2022. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. As of June 30, 2023, the Company determined there were no other-than-temporary impairments on its equity investment.
As of June 30, 2023 and December 31, 2022, the Company's cash was $108.8 million and $150.6 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of June 30, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,465	$—	$—	$9,465
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$43,379	$—	$(395)	$42,984
Certificates of deposit	4,906	—	(43)	4,863
U.S. government securities	114,501	1	(797)	113,705
	$162,786	$1	$(1,235)	$161,552

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2023	December 31, 2022
Due within one year or less	$133,090	$171,831
Due after one year through five years	28,462	61,696
	$161,552	$233,527
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2023 and December 31, 2022.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of June 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$31,229	$(214)	$11,516	$(181)
Certificates of deposit	4,863	(43)	—	—
U.S. government securities	84,019	(568)	24,748	(229)
	$120,111	$(825)	$36,264	$(410)
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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both June 30, 2023 and December 31, 2022. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2022. No impairment of goodwill was identified during 2022, and no impairment of goodwill was identified during the six months ended June 30, 2023.
Intangible assets at June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023			As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(47,297)	$15,488	$62,785	$(40,981)	$21,804
Non-compete agreements	13,200	(9,929)	3,271	13,275	(8,642)	4,633
Trademarks	19,870	(11,465)	8,405	19,870	(8,663)	11,207
Acquired technology	157,761	(86,691)	71,070	157,638	(74,910)	82,728
Capitalized software development costs	42,779	(6,322)	36,457	28,519	(3,210)	25,309
	$296,395	$(161,704)	$134,691	$282,087	$(136,406)	$145,681
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive loss was $7.6 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively, and $14.9 million and $12.2 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive loss was $5.3 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and $10.5 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of June 30, 2023 was as follows:

Amortization
Year Ended December 31,
2023 (July 1 to December 31)	$26,070
2024	47,511
2025	29,668
2026	23,099
2027	7,157
Thereafter	1,186
Total amortization	$134,691
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
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at June 30, 2023 were as follows:

Operating Leases
Year Ended December 31,
2023 (July 1 to December 31)	$6,122
2024	11,505
2025	10,478
2026	9,456
2027	8,283
Thereafter	23,408
Total lease payments	$69,252
Less: imputed interest	(11,346)
Total operating lease liabilities	$57,906
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
During the six months ended June 30, 2023, the Company exited and made available for sublease certain leased office space in North Carolina and updated an assessment of previously exited leased office space in California. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As such, an impairment of $1.4 million was recorded to right of use assets, $0.1 million was recorded to property and equipment and an additional $0.2 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space as of June 30, 2023. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss for the six months ended June 30, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, co-location fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at June 30, 2023 were as follows:

Contractual Commitments
Year Ended December 31,
2023 (July 1 to December 31)	$21,613
2024	48,423
2025	234,026
2026	321,497
2027	4,819
Thereafter	3,500
Total commitments	$633,878
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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchase of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income (expense) on the condensed consolidated statements of comprehensive loss. The Company may repurchase additional 2025 Notes and/or 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
As of June 30, 2023, the 2026 Notes and 2025 Notes were not convertible.
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of June 30, 2023			As of December 31, 2022
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Principal	$—	$303,995	$191,000	$10,908	$316,250	$350,000
Unamortized debt issuance costs	—	(3,759)	(1,763)	(5)	(4,563)	(3,898)
Net carrying amount	$—	$300,236	$189,237	$10,903	$311,687	$346,102
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$630	$722	$1,333	$1,446
Amortization of debt issuance costs	495	691	1,113	1,367
Total	$1,125	$1,413	$2,446	$2,813
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. As of June 30, 2023, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 2.9 years and 2.4 years, respectively.
As of June 30, 2023, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on June 30, 2023.
Bond Hedges and Warrants Transactions
Concurrent with the February 2018 convertible note offering, the Company entered into separate convertible notes bond hedges, or Bond Hedges, and Warrants transactions. The Bond Hedges are generally expected to reduce potential dilution to the Company's common stock upon conversion of the 2023 Notes. The Bond Hedges are call options that gave the Company the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2023 Notes, approximately 0.9 million shares of its common stock for $57.38 per share, exercisable upon conversion of the 2023 Notes and expired in February 2023. The total cost of the Bond Hedges transactions was $41.7 million.
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
In November 2020, and in connection with the partial exchange of the 2023 Notes, the Company terminated Warrants corresponding to approximately 3.2 million shares for total cash payments of $137.5 million. In May 2021, and in connection with the partial repurchase of the 2023 Notes, the Company terminated Warrants corresponding to approximately 0.6 million shares for total cash payments of $19.7 million. The termination payment was recorded as a decrease to additional paid-in capital on the condensed consolidated balance sheets. As of June 30, 2023, there remained outstanding Warrants to acquire up to approximately 0.2 million shares.
The Bond Hedge and the Warrant transactions are separate transactions, in each case, entered into by the Company with counterparties, and are not part of the terms of the 2023 Notes and did not affect any holders' rights under the 2023 Notes. The holders of the 2023 Notes did not have any rights with respect to the Bond Hedge or Warrant transactions. The Bond Hedges and Warrants do not meet the criteria for derivative accounting as they are indexed to the Company's stock. The amounts paid for the Bond Hedges and the proceeds received from the sale of the Warrants have been included as a net reduction to additional paid-in capital.
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
10. Stock-Based Compensation
In March 2014, the Company's board of directors approved the 2014 Equity Incentive Plan, or 2014 Plan. The 2014 Plan contained a provision that automatically increased the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. The 2014 Plan terminated on June 1, 2023, except with respect to the outstanding awards previously granted thereunder. There were 7,606 shares of common stock that were reserved but not issued under the 2014 Plan, assuming maximum performance, as of June 1, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or restricted awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of June 30, 2023, 7,644 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market or performance stock units.
In March 2014, the Company adopted its employee stock purchase plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the smaller of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. During the three months ended June 30, 2023, the Company issued 146 shares under the ESPP and as of June 30, 2023, 983 shares remain authorized and available for future issuance under the ESPP.
During the first quarter of 2023, a new form of performance stock units, or PSUs, were granted to the Company's executives under the 2014 Plan. The Company values PSUs at the closing market price on the date of grant. The minimum percentage of PSUs that can vest is 0%, with a maximum percentage of 200%. The vesting of PSUs is conditioned upon the achievement of certain internal targets and will vest over a two-year and three-year performance period. The Company recognizes compensation expense using the accelerated attribution method over the performance period, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each reporting period based on changes in our estimate of the number of PSUs that are probable of vesting.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$3,577	$3,335	$6,950	$6,074
Sales and marketing	4,823	4,012	9,083	7,338
Research and development	4,007	3,850	7,783	6,702
General and administrative	8,217	6,320	14,894	11,422
Total stock-based compensation expense	$20,624	$17,517	$38,710	$31,536
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2023 is based on the estimated annual effective tax rate for fiscal year 2023. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (2.1)% and (1.4)% for the three months ended June 30, 2023 and 2022, respectively, and (2.1)% and (3.6)% for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023 and 2022, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and current income tax expense from foreign operations.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
As of June 30, 2023, the Company had $0.5 million in uncertain tax positions, including an insignificant amount of accrued interest, representing a decrease of $0.5 million from the balance at December 31, 2022. Of this amount, $0.5 million resulted in a state income tax benefit during the three months ended June 30, 2023. The Company's tax years 2019 through 2022 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2023. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward Looking Statements," which include a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, alternative finance companies, or Alt-FIs, and other innovative companies, or Brands, wishing to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions include a broad and deep portfolio of digital banking solutions; lending solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a comprehensive banking as a service, or BaaS, solution, which enables innovative companies to integrate banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
Significant resources, personnel and expertise are required to effectively deliver and manage advanced digital banking and lending solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
We have deep domain expertise in developing and delivering advanced digital banking and lending solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 18 years ago, Q2 began by providing digital banking solutions to regional and community financial institutions. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions, while expanding our solutions to larger financial institutions. Our portfolio of solutions now spans digital banking, lending, profitability, onboarding, security, and we now serve account holders and borrowers across retail, small business and commercial segments, in addition to our open technology platform and BaaS offerings. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad solution portfolio, deep domain expertise and robust customer base to lead the transformation into a new frontier of financial services.

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
We deliver our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users (as defined below) or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of transactions that End Users perform on our solutions in excess of the levels included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved significant growth since our inception. During each of the past 10 years, our average number of Registered Users per installed customer on our digital banking platform, or Installed Customer, has grown, and in many instances we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
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
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive, advanced and regulatory-compliant digital banking and lending services. We also believe that the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital banking and lending solutions uniquely position us to capitalize on the new frontier in financial services. We currently intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
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
Recent Events
Macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to change globally. We believe the combination of rising interest rates, inflation, supply chain disruptions, tight labor markets, wage inflation, pricing volatility for certain goods and services, geopolitical uncertainty, and other macroeconomic conditions puts pressure on corporate growth initiatives. Rising interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Additionally, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures.
Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have been, and may continue to be, impacted by the current macroeconomic environment and the challenges in the financial services industry. First Republic Bank is a customer of ours, and total revenue recognized for the year ended December 31, 2022 from them consisted predominantly of revenue from professional services and in total represented approximately 2.5% of our total revenue for the year. Financial institutions have and may continue to respond to this challenging operating environment by reducing or delaying purchases of digital solutions and associated services. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first half of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which we expect to continue throughout 2023 and into 2024. The duration and severity of these events, general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above and "Risk Factors" below and in our other SEC filings for further discussion of the impact and possible future impacts of general macroeconomic uncertainty, including the residual effects of the COVID-19 pandemic and the current challenges facing the financial services industry on our business.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are priced using various methodologies, most of which have minimal impact on Registered Users. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. The rate at which our customers add Registered Users varies significantly from period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 21.1 million, 19.2 million and 17.8 million Registered Users as of December 31, 2022, 2021 and 2020, respectively. Registered Users as of June 30, 2023 were 21.7 million compared to 20.2 million as of June 30, 2022.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our net revenue retention rate, which we previously referred to as our revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. For example, in the first half of 2021, our implementations were weighted more heavily, and we experienced a lower net revenue retention rate in 2022 as a result. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 110%, 119% and 122% for the years ended December 31, 2022, 2021 and 2020, respectively.
Annualized Recurring Revenue
We believe Annualized Recurring Revenue, or ARR, provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter that have not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure. Our ARR was $655.2 million, $574.2 million and $464.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. ARR as of June 30, 2023 was $681.2 million compared to $615.5 million as of June 30, 2022.
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
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets and lease and other restructuring charges can have a material impact on our GAAP financial results.

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
GAAP revenue	$154,531	$140,309	$307,539	$274,380
Deferred revenue reduction from purchase accounting	83	169	199	411
Total Non-GAAP revenue	$154,614	$140,478	$307,738	$274,791
Non-GAAP Operating Income
We provide non-GAAP operating income excluding such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets and lease and other restructuring charges. We believe excluding these items is useful for the following reasons:
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
•Transaction-related costs. We exclude certain expense items resulting from our evaluation and completion of merger and acquisition and divestiture opportunities, such as related legal, accounting and consulting fees and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, transaction-related activities result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude transaction-related costs allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Lease and other restructuring charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, partially offset by anticipated sublease income, any related impairments of the right of use assets as they relate to corporate restructuring and exit activities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP operating loss	$(23,669)	$(23,784)	$(44,868)	$(45,183)
Deferred revenue reduction from purchase accounting	83	169	199	411
Stock-based compensation	20,624	17,517	38,710	31,536
Transaction-related costs	9	527	21	530
Amortization of acquired technology	5,883	5,603	11,763	11,207
Amortization of acquired intangibles	5,252	4,422	10,514	8,844
Lease and other restructuring charges	2,741	129	4,702	537
Non-GAAP operating income	$10,923	$4,583	$21,041	$7,882
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, transaction-related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, (gain) loss on extinguishment of debt, and lease and other restructuring charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(23,622)	$(25,222)	$(24,138)	$(48,781)
Deferred revenue reduction from purchase accounting	83	169	199	411
Stock-based compensation	20,624	17,517	38,710	31,536
Transaction-related costs	9	527	21	530
Depreciation and amortization	17,935	15,027	35,478	29,946
Lease and other restructuring charges	2,741	129	4,702	537
Provision for income taxes	479	340	497	1,704
(Gain) loss on extinguishment of debt	—	—	(19,869)	—
Interest and other (income) expense, net	(623)	1,176	(1,502)	1,838
Adjusted EBITDA	$17,626	$9,663	$34,098	$17,721
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
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay and debit card related transaction services generated when End Users utilize debit cards integrated with our Helix products and other payment services in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
We continue to monitor the impacts the rising interest rates, current inflationary environment, challenges in the financial services industry, a potential global macroeconomic slowdown, and any potential crisis impacting the banking industry may have on our business. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first half of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. In the three and six months ended June 30, 2023, our subscription revenue growth was 15% and 17% year over year, respectively, and we expect it will continue to increase as a percentage of revenue contribution for the remainder of 2023. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.

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
In prior years we have experienced a challenging hiring environment and competition for technical talent, resulting in incremental expenses related to the hiring process, including increased utilization of paid third parties to identify and hire talent. While the hiring environment became less challenging and we experienced reduced employee turnover in the second half of 2022 and the first half of 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. Additionally, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which we expect to continue throughout 2023 and into 2024.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly-installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses are impacted by the timing of significant marketing programs such as our return to hosting our annual client conference in person, which took place in May 2023.

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
Transaction-Related Costs
Transaction-related costs include compensation expenses related to milestone provisions and retention agreements with certain former shareholders and employees of acquired businesses, which are recognized as earned, and various legal and professional service expenses incurred in connection with merger and acquisition and divestiture related matters, which are recognized when incurred.
Amortization of Acquired Intangibles
Amortization of acquired intangibles represents the amortization of intangibles recorded in connection with our business acquisitions which are amortized on a straight-line basis over the estimated useful lives of the related assets.
Lease and other restructuring charges
Lease and other restructuring charges include costs related to the early vacating of certain facilities, any related impairment of the right of use assets and ongoing expenses of other vacated facilities, partially offset by anticipated sublease income from the associated facilities, as well as severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
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
Provision for Income Taxes
As a result of our current net operating loss position, our income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and current income tax expense from foreign operations.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues(1)	$154,531	$140,309	$307,539	$274,380
Cost of revenues(2)	80,703	77,421	160,414	151,093
Gross profit	73,828	62,888	147,125	123,287
Operating expenses:
Sales and marketing	28,701	26,477	56,845	51,743
Research and development	34,096	31,832	68,521	62,963
General and administrative	27,127	23,285	51,819	43,853
Transaction-related costs	9	527	21	530
Amortization of acquired intangibles	5,252	4,422	10,514	8,844
Lease and other restructuring charges	2,312	129	4,273	537
Total operating expenses	97,497	86,672	191,993	168,470
Loss from operations	(23,669)	(23,784)	(44,868)	(45,183)
Total other income (expense), net(3)	526	(1,098)	21,227	(1,894)
Loss before income taxes	(23,143)	(24,882)	(23,641)	(47,077)
Provision for income taxes	(479)	(340)	(497)	(1,704)
Net loss	$(23,622)	$(25,222)	$(24,138)	$(48,781)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
(2) Includes amortization of acquired technology of $5.9 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $11.8 million and $11.2 million for the six months ended June 30, 2023 and 2022, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the six months ended June 30, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	52.2	55.2	52.2	55.1
Gross profit	47.8	44.8	47.8	44.9
Operating expenses:
Sales and marketing	18.6	18.9	18.5	18.9
Research and development	22.1	22.7	22.3	22.9
General and administrative	17.6	16.6	16.8	16.0
Transaction-related costs	—	0.4	—	0.2
Amortization of acquired intangibles	3.4	3.2	3.4	3.2
Lease and other restructuring charges	1.5	0.1	1.4	0.2
Total operating expenses	63.1	61.8	62.4	61.4
Loss from operations	(15.3)	(17.0)	(14.6)	(16.5)
Total other income (expense), net(3)	0.3	(0.8)	6.9	(0.7)
Loss before income taxes	(15.0)	(17.7)	(7.7)	(17.2)
Provision for income taxes	(0.3)	(0.2)	(0.2)	(0.6)
Net loss	(15.3)%	(18.0)%	(7.8)%	(17.8)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.1% for each of the three months ended June 30, 2023 and 2022 and 0.1% for each of the six months ended June 30, 2023 and 2022.
(2) Includes amortization of acquired technology of 3.8% and 4.0% for the three months ended June 30, 2023 and 2022, respectively, and 3.8% and 4.1% for the six months ended June 30, 2023 and 2022, respectively.
(3) Includes an increase of 6.5% related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the six months ended June 30, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Revenues	$154,531	$140,309	$14,222	10.1%	$307,539	$274,380	$33,159	12.1%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Revenues increased by $14.2 million, or 10.1%, from $140.3 million for the three months ended June 30, 2022 to $154.5 million for the three months ended June 30, 2023. This increase in revenue was primarily attributable to a $15.2 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers, partially offset by a $0.7 million decrease in transaction revenue from payment solutions and a $0.3 million decrease in services and other revenue from professional services and pass-through fees.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Revenues increased by $33.2 million, or 12.1%, from $274.4 million for the six months ended June 30, 2022 to $307.5 million for the six months ended June 30, 2023. This increase in revenue was primarily attributable to a $33.8 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers and a $0.8 million increase in services and other revenue from the sale of additional professional services, partially offset by a $1.5 million decrease in transaction revenue from payment solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Cost of revenues	$80,703	$77,421	$3,282	4.2%	$160,414	$151,093	$9,321	6.2%
Percentage of revenues	52.2%	55.2%			52.2%	55.1%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Cost of revenues increased by $3.3 million, or 4.2%, from $77.4 million for the three months ended June 30, 2022 to $80.7 million for the three months ended June 30, 2023. This increase was primarily attributable to a $1.6 million increase from the amortization of capitalized software development and capitalized implementation services, a $1.5 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.6 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure and a $0.3 million increase from amortization of acquired customer technology resulting from the Sensibill business acquired in the fourth quarter of 2022, partially offset by a $0.8 million decrease in overhead costs and other discretionary expenses.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Cost of revenues increased by $9.3 million, or 6.2%, from $151.1 million for the six months ended June 30, 2022 to $160.4 million for the six months ended June 30, 2023. This increase was primarily attributable to a $3.2 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $2.6 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.3 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.6 million increase in third-party costs related to intellectual property included in our solutions, transaction processing costs incurred as a result of the increase in End Users from new and existing customers, as well as an increase in pass-through fees and a $0.6 million increase from amortization of acquired customer technology resulting from the Sensibill business acquired in the fourth quarter of 2022, partially offset by a $1.0 million decrease in overhead costs and other discretionary expenses.

We continue to invest in personnel, business process improvement, third-party partners for intellectual property and transactional processing in our solutions and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and data center operations. We expect these investments will increase cost of revenues in absolute dollars as we continue to make investments in capacity, process improvement, software development and systems infrastructure, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Sales and marketing	$28,701	$26,477	$2,224	8.4%	$56,845	$51,743	$5,102	9.9%
Percentage of revenues	18.6%	18.9%			18.5%	18.9%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Sales and marketing expenses increased by $2.2 million, or 8.4%, from $26.5 million for the three months ended June 30, 2022 to $28.7 million for the three months ended June 30, 2023. This increase was primarily attributable to a $1.8 million increase in personnel costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth and a $0.8 million increase in marketing activities, primarily related to our annual client conference, partially offset by a $0.3 million decrease in overhead costs and a $0.2 million decrease in travel-related expenses.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Sales and marketing expenses increased by $5.1 million, or 9.9%, from $51.7 million for the six months ended June 30, 2022 to $56.8 million for the six months ended June 30, 2023. This increase was primarily attributable to a $4.3 million increase in personnel costs due to the growth of our sales and marketing organizations to support current and projected bookings and revenue growth and a $0.8 million increase in marketing activities, primarily related to our annual client conference, partially offset by a $0.3 million decrease in overhead costs.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the future as we add personnel to support our revenue growth and as we increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to return to in-person sales formats and experiences for future user conferences, including our annual client conference held during the second quarter. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a quarter-over-quarter basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Research and development	$34,096	$31,832	$2,264	7.1%	$68,521	$62,963	$5,558	8.8%
Percentage of revenues	22.1%	22.7%			22.3%	22.9%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Research and development expenses increased by $2.3 million, or 7.1%, from $31.8 million for the three months ended June 30, 2022 to $34.1 million for the three months ended June 30, 2023. This increase was primarily attributable to a $4.9 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, partially offset by a $2.6 million decrease as a result of increased capitalized software development costs.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Research and development expenses increased by $5.6 million, or 8.8%, from $63.0 million for the six months ended June 30, 2022 to $68.5 million for the six months ended June 30, 2023. This increase was primarily attributable to a $10.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, partially offset by a $4.6 million decrease as a result of increased capitalized software development costs.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital banking offerings, including functionality such as digital account opening and online lending.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
General and administrative	$27,127	$23,285	$3,842	16.5%	$51,819	$43,853	$7,966	18.2%
Percentage of revenues	17.6%	16.6%			16.8%	16.0%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. General and administrative expenses increased by $3.8 million, or 16.5%, from $23.3 million for the three months ended June 30, 2022 to $27.1 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily attributable to a $3.3 million increase in professional services, including third-party legal fees and a $1.9 million increase in personnel costs to support the growth of our business, partially offset by an $0.8 million decrease in bad debt expense and a $0.6 million decrease in overhead and other discretionary expenses.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. General and administrative expenses increased by $8.0 million, or 18.2%, from $43.9 million for the six months ended June 30, 2022 to $51.8 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily attributable to a $4.6 million increase in personnel costs to support the growth of our business and a $4.3 million increase in professional services, including third-party legal fees, partially offset by a $0.9 million decrease in bad debt expense.
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
Transaction-Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Transaction-related costs	$9	$527	$(518)	(98.3)%	$21	$530	$(509)	(96.0)%
Percentage of revenues	—%	0.4%			—%	0.2%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Transaction-related costs decreased $0.5 million, or 98.3% from $0.5 million for the three months ended June 30, 2022 to $0.01 million for the three months ended June 30, 2023. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition activities.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Transaction-related costs decreased by $0.5 million, or 96.0%, from $0.5 million for the six months ended June 30, 2022 to $0.02 million for the six months ended June 30, 2023. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition activities.

Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Amortization of acquired intangibles	$5,252	$4,422	$830	18.8%	$10,514	$8,844	$1,670	18.9%
Percentage of revenues	3.4%	3.2%			3.4%	3.2%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Amortization of acquired intangibles increased by $0.8 million, or 18.8%, from $4.4 million for the three months ended June 30, 2022 to $5.3 million for the three months ended June 30, 2023. The acquired intangible assets are related to previously disclosed business combinations. The increase in amortization is related to the update of estimated remaining useful lives of previously acquired trademarks that occurred during the fourth quarter of 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Amortization of acquired intangibles increased by $1.7 million, or 18.9%, from $8.8 million for the six months ended June 30, 2022 to $10.5 million for the six months ended June 30, 2023. The acquired intangible assets are related to previously disclosed business combinations. The increase in amortization is related to the update of estimated remaining useful lives of previously acquired trademarks that occurred during the fourth quarter of 2022.
Lease and Other Restructuring Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Lease and other restructuring charges	$2,312	$129	$2,183	1,692.2%	$4,273	$537	$3,736	695.7%
Percentage of revenues	1.5%	0.1%			1.4%	0.2%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Lease and other restructuring charges increased by $2.2 million, or 1,692.2%, from $0.1 million for the three months ended June 30, 2022 to $2.3 million for the three months ended June 30, 2023. During the three months ended June 30, 2023, the charges included $1.3 million related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value, as well as $0.9 million related to the vacating of various facilities, including the associated impairment of the right of use asset, updated assessments and ongoing expenses of these facilities, partially offset by sublease income. During the three months ended June 30, 2022, the charges included additional costs related to an updated assessment of various facilities, partially offset by anticipated sublease income from these facilities.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Lease and other restructuring charges increased by $3.7 million or 695.7%, from $0.5 million for the six months ended June 30, 2022 to $4.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the charges included $3.0 million related to the vacating of various facilities, including the associated impairment of the right of use asset, updated assessments and ongoing expenses of these facilities, partially offset by sublease income and $1.3 million related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value. During the six months ended June 30, 2022, the charges included additional costs related to an updated assessment of various facilities, partially offset by anticipated sublease income from these facilities.

Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Total other income (expense), net	$526	$(1,098)	$1,624	147.9%	$21,227	$(1,894)	$23,121	1,220.7%
Percentage of revenues	0.3%	(0.8)%			6.9%	(0.7)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Total other income (expense), net represented a net income of $0.5 million for the three months ended June 30, 2023 compared to a net expense of $1.1 million for the three months ended June 30, 2022. The change was primarily due to an increase in income from cash and investments.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Total other income (expense), net represented a net income of $21.2 million for the six months ended June 30, 2023 compared to a net expense of $1.9 million for the six months ended June 30, 2022. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes and a $3.9 million increase in income from cash and investments, partially offset by a $0.7 million decrease in other income related to a favorable settlement of an ordinary course dispute recognized during the six months ended June 30, 2022.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Provision for income taxes	$(479)	$(340)	$(139)	40.9%	$(497)	$(1,704)	$1,207	(70.8)%
Percentage of revenues	(0.3)%	(0.2)%			(0.2)%	(0.6)%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. Total provision for income taxes represented an expense of $0.5 million for the three months ended June 30, 2023 compared to an expense of $0.3 million for the three months ended June 30, 2022. As a result of our current net operating loss position, income tax expense for the three months ended June 30, 2023 consisted primarily of $0.5 million in tax amortization of recently acquired goodwill and $0.3 million in foreign income tax, partially offset by $0.3 million in state income tax benefit. The income tax expense for the three months ended June 30, 2022 consisted primarily of $0.1 million in state income tax, federal income tax of $0.1 million relating to the tax amortization of recently acquired goodwill and $0.1 million in foreign income tax.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022. Total provision for income taxes represented an expense of $0.5 million for the six months ended June 30, 2023 compared to an expense of $1.7 million for the six months ended June 30, 2022. As a result of our current net operating loss position, income tax expense for the six months ended June 30, 2023 consisted primarily of $0.3 million in foreign income tax, $0.1 million in tax amortization of recently acquired goodwill and $0.1 million in state income tax. The income tax expense for the six months ended June 30, 2022 consisted primarily of $1.0 million in state income tax, including $0.6 million related to uncertain tax positions, federal income tax of $0.4 million relating to tax amortization of recently acquired goodwill and $0.3 million in foreign income tax.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and investments of $280.0 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$16,962	$(13,820)
Investing activities	57,863	(100,137)
Financing activities	(156,476)	2,803
Effect of exchange rate changes on cash, cash equivalents and restricted cash	276	(575)
Net decrease in cash, cash equivalents, and restricted cash	$(81,375)	$(111,729)
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the six months ended June 30, 2023, our net cash and cash equivalents provided by operating activities was $17.0 million, which consisted of a net loss of $24.1 million and non-cash adjustments of $68.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $27.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $19.4 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and an $8.0 million decrease in deferred revenue due to the recognition of revenue from payments in prior periods exceeding receipts from customers during the period. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by a gain on extinguishment of debt and amortization of premiums on investments.
For the six months ended June 30, 2022, our net cash and cash equivalents used in operating activities was $14.4 million, which consisted of a net loss of $48.8 million and cash outflows from changes in operating assets and liabilities of $43.8 million, partially offset by non-cash adjustments of $78.1 million. The primary drivers of the changes in operating assets and liabilities were a $16.0 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, a $11.7 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $7.7 million decrease in deferred revenue due to the recognition of revenue from payments in prior periods exceeding receipts from customers during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs and amortization of debt issuance costs.

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
For the six months ended June 30, 2023, our net cash provided by investing activities was $57.9 million, consisting of $143.7 million from maturities of investments, partially offset by $69.4 million from purchases of investments, $13.1 million from capitalized software development costs and $3.3 million for the purchase of property and equipment.
For the six months ended June 30, 2022, our net cash used in investing activities was $100.1 million, consisting of $141.7 million from purchases of investments, $9.5 million from capitalized software development costs and $5.1 million for the purchase of property and equipment, partially offset by $56.1 million from maturities of investments.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, our net cash used in financing activities was $156.5 million, primarily consisting of $149.6 million from payments for the partial repurchases of the 2026 Notes and 2025 Notes and $10.9 million from payment of the 2023 Notes which matured in February 2023, partially offset by $3.9 million in cash received from exercises of stock options and contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock.
For the six months ended June 30, 2022 our net cash used in financing activities consisted solely of cash received from exercises of stock options and contributions to our ESPP to purchase our common stock of $2.8 million.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the six months ended June 30, 2023 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2023 or 2022, our interest income would not have been materially affected. As of June 30, 2023, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
As of June 30, 2023, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, and Australian dollar. As of June 30, 2023, we had operating subsidiaries in India, Canada, the United Kingdom, Australia and Mexico. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
•our ability to obtain additional financing and dilution to our stockholders resulting from raising capital or using equity for acquisitions; and
•our convertible notes and related hedge, warrant and capped call transactions and the related accounting treatment.

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers and their End Users from industry and economic-driven changes. General macroeconomic conditions, such as a recession or economic slowdown in the United States or internationally, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. For example, as a result of the impacts of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand for net new opportunities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions can affect the amount and growth rate of financial services information technology spending and could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, decrease their information technology spending budgets, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Economic uncertainties, whether relating to the residual impacts of COVID-19, general macroeconomic conditions or challenges in the financial services industry more specifically, could limit our ability to grow our business and negatively affect our operating results. Uncertain economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future and sustained economic slowdowns.

We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from rising interest rates, inflation, bank failures and related challenges in the financial services industry or a slowdown in the economy, financial markets and credit markets had and could continue to have an impact on account holder or End User usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for some of our non-implementation services which are more discretionary in nature, which has and may continue to impact the timing of purchasing decisions and demand for our solutions. Any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, may cause our customers or prospective customers to delay or reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have been and may continue to be impacted by the current macroeconomic environment and the challenges in the financial services industry. Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have been, and may continue to be, impacted by the current macroeconomic environment and the challenges in the financial services industry. Financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns some financial institutions fail. The March 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally-insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions also may cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur. And longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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

Events affecting our customers' businesses have and may continue to occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional revenue from our Helix and payment solutions, resulting from decreased usage. These effects continued in the first half of 2023, and we expect continued negative impacts on our professional services in 2023 until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Additionally, we may experience challenges associated with accurately predicting the impacts of any macroeconomic downturn, or challenges in the financial services industry, on our customers and their End Users, including in particular the impacts of any downturn on Alt-FIs and FinTechs and our arrangements with them, as Alt-FIs and FinTechs may have particular vulnerabilities to a macroeconomic downturn, and our arrangements with FinTechs represent a more complex revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
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
Our business faces significant risks from diverse security threats. If our security measures or the security measures of our customers or third-party providers on whom we rely are compromised or unauthorized access to our systems or customer data is otherwise obtained, our systems and solutions may not be secure or may be perceived as not being secure, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities, regulatory enforcement or fines or other consequences.
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also regularly have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security and privacy events that impact the integrity, availability or privacy of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, including an increasing number of integrations to third party solutions, there is a risk that configurations of, or defects in, the solutions or errors in the development or implementation could create vulnerabilities to security and privacy breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users that may disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solutions to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers, and we may not be able to identify vulnerabilities in such third-party practices and policies. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies, procedures or overall business operations or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of confidential information, litigation, regulatory enforcement, fines, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, harm our business and result in increased volatility in our stock price. Our business and operations, as well as those of our customers and third-party providers, are continuously exposed to a broad range of internal and external threats such as cyber-attacks, ransomware attacks, account take-over attacks, hijacking, organized cybercrime, financial transaction fraud, fraudulent representations, malicious code (such as viruses and worms), phishing, employee errors or omissions, employee theft or misuse, denial-of-service attacks and other malicious Internet-based activity. These internal and external threats continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such threats or attacks. In addition to traditional computer "hackers," sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, including increased threats from the use of artificial intelligence, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions.
In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be a heightened risk of state-sponsored cyberattacks or cyber fraud during periods of geopolitical uncertainty, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events such phishing attacks and other security challenges as a result of some of our employees and our service providers working remotely from non-corporate managed networks. Increased risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our solutions, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities may cause failure or inability to meet our customers' expectations with respect to security and confidentiality and could harm our business and seriously damage our reputation and affect our ability to retain customers and attract new business. Our systems and operations are also subject to inherent internal threats from employees or contractors such as unauthorized information access or disclosure and asset misappropriation, including as a result of inadequate access management. While we endeavor to counter these threats through processes designed to identify and monitor potentially risky behaviors, including data loss prevention and access rights management protocols, no risk mitigation strategy can entirely eliminate the risks posed by internal threats.

As cyber threats have evolved and continue to evolve, vulnerabilities in our solutions have been and will in the future be detected, and we expect to expend significant additional resources to continue to modify or enhance our layers of defense to remediate such vulnerabilities. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers' and our third-party providers' software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Our and our customers' and third-party providers' ability to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors.
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
Our solutions are inherently complex and from time-to-time contain defects or errors, particularly when first introduced or as new functionality is released. The volume and dollar amount of payment transactions and interest, principal or balance amounts that we, our customers and our third-party partners process and calculate is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. Certain of our solutions also calculate dollar amounts, including interest, principal, remaining balance and payment amounts on loans, and in certain circumstances our solutions serve as the system of record on which our customers rely to instruct and inform End Users of amounts they must pay and their associated remaining balances. Additionally, certain of these solutions are designed to be configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solution. Despite extensive testing, from time-to-time we discover, and may in the future discover, defects or errors in our solutions or the solutions of our third-party partners, as well as unanticipated processing errors resulting from customer use or behavior. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third-party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
Such errors, defects, other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, can be costly and complicated for us to remedy, cause damage to our customers' businesses and to their End Users and harm our reputation. Additionally, certain of our solutions are hosted by our customers, resulting in our inability to directly access and monitor the data being processed by and our customers' use of such solutions. When any such solutions being hosted by our customers encounter errors, defects or other performance problems, it can be difficult and costly to assess the issues properly and apply fixes, including because we must rely on the assistance and records of our customers. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation, increased regulatory oversight, fines or penalties, adverse publicity and brand damage. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise. If we do not complete our periodic maintenance according to schedule or if customers are otherwise dissatisfied with the frequency or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds or pay penalties. Because our solutions are often customized and deployed on a customer-by-customer basis, rather than through a multi-tenant SaaS method of distribution, applying bug fixes, upgrades or other maintenance services may require updating each instance of our software. This could be time consuming and cause us to incur significant expense and may require the involvement of our customers, which potentially increases the technical delivery risk. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solutions from operating properly. As a result of the complexity of our solutions and the complex needs of our customers, our customers depend on our technical resources to develop reliable and secure solutions and to resolve any technical issues relating to our solutions. Our ability to deliver our solutions is dependent on our software development lifecycle management processes, including with respect to our change management processes, which impact our ability to effectively develop our solutions and to identify, track, test, manage and implement changes to our solutions. As a result, our solutions require an ongoing commitment of significant resources to maintain and enhance them and to develop new solutions in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain customers and harm our results of operations.
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
Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Competition for software development and engineering personnel is intense. Recent macroeconomic challenges and broad based inflation have impacted many industries with increased employee resignations and turnover, labor shortages, extreme competition for talent, wage inflation and pressure to improve employee benefits and compensation to remain competitive, all resulting in increased difficulty in managing personnel costs. In prior years, we have experienced heightened employee turnover, delays in hiring suitable replacement candidates and increased costs to hire new employees. While the hiring environment became less challenging and we experienced reduced employee turnover in the second half of 2022 and the first half of 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options or vest in outstanding restricted stock units and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.
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
•the measures that have been, or may in the future be, taken by governments, businesses and society in response to the pandemic;

•the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures that have been or may be implemented by federal, state and local governments;
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
We have international operations in India, Australia, Canada, the United Kingdom and Mexico. We also may expand our international operations in the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
We may acquire or invest in companies, pursue business partnerships or divest non-strategic products or assets, which may divert our management's attention and present additional risks, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments, all of which could have a material adverse effect on our business and results of operations.
We have completed, and may in the future evaluate and consider, potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses and additional channels of distribution. Negotiating any acquisition, investment or alliance, or any divestiture opportunity can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. We may not be able to find and identify desirable additional acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target or identified purchaser for divestiture opportunities. Consequently, these transactions, even if undertaken and announced, may not close.
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

•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or divestiture;
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $109.0 million, $112.7 million and $137.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $584.4 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions and acquire customers. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging macroeconomic conditions, challenges in the financial services industry and any anticipated or resulting recession. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $0.7 million as of June 30, 2023. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.

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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to, implementing and using our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review certain of our suppliers and partners. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council, or FFIEC, govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth audits. Certain of our solutions are designed to be highly configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solutions. To the extent we do not adequately train our customers to properly use such highly configurable solutions and advise them of the associated risks, or to the extent our customers do not follow our training, our customers may use them incorrectly or in a manner that violates the law or causes harm to our customers or their End Users. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
As of June 30, 2023, we had six U.S. patent applications pending and 12 issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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
The positions we have taken and may take on ESG matters, human capital management initiatives, and ethical issues from time to time, may impact our brand, reputation, or ability to attract and retain customers, suppliers and employees. We are committed to sustainable business practices and strive for positive impacts in not just environmental matters, but also social and governance practices. We publish our goals, progress and accomplishments annually in our ESG Report, most recently published on July 19, 2023. These statements, along with those on our website and/or from our management team, reflect our current plans and aspirations but are not guarantees that we will be able to achieve them.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low or non-carbon-based energy sources;
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
As of June 30, 2023, we had an aggregate of 58,446,532 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 28,275,901 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Since our initial public offering, from time to time we have conducted registered offerings of our common stock. Additionally, as of June 30, 2023 we had an outstanding principal amount of $304.0 million of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes and an outstanding principal amount of $191.0 million of 0.125% Convertible Senior Notes due 2025, or the 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes issued in connection with the offering of the 2026 Notes and 2025 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
John Breeden, Chief Operating Officer, entered into a Rule 10b5-1 Trading Plan on June 8, 2023. Mr. Breeden's plan provides for the potential sale of up to 91,664 shares of the Company's common stock between December 21, 2023 and March 22, 2024, including (i) the potential exercises of vested stock options and the associated sale of up to 25,397 shares of common stock and (ii) the potential sale of up to 66,267 shares of common stock to be issued upon vesting of restricted stock units, market stock units and performance stock units, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
Michael Volanoski, Chief Revenue Officer, entered into a Rule 10b5-1 Trading Plan on June 14, 2023. Mr. Volanoski's plan provides for the potential sale of up to 57,679 shares of the Company's common stock between December 12, 2023 and June 14, 2024, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
James Offerdahl, Director, entered into a Rule 10b5-1 Trading Plan on June 14, 2023. Mr. Offerdahl's plan provides for the potential sale of up to 4,000 shares of the Company's common stock between September 13, 2023 and June 28, 2024.
Kimberly Rutledge, Chief People Officer, entered into a Rule 10b5-1 Trading Plan on June 15, 2023. Ms. Rutledge's plan provides for the potential sale of up to 17,968 shares of the Company's common stock between September, 14, 2023 and March 15, 2024, including (i) the potential exercises of vested stock options and the associated sale of up to 3,646 shares of common stock and (ii) the potential sale of up to 14,322 shares of common stock to be issued upon vesting of restricted stock units, market stock units and performance stock units, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
Matthew Flake, Chief Executive Officer and Director, entered into a Rule 10b5-1 Trading Plan on June 16, 2023. Mr. Flake's plan provides for the potential sale of up to 315,189 shares of the Company's common stock between September 15, 2023 and March 22, 2024, including (i) the potential exercises of vested stock options and the associated sale of up to 184,730 shares of common stock and (ii) the potential sale of up to 130,459 shares of common stock to be issued upon vesting of restricted stock units, market stock units and performance stock units, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.

Non-Rule 10b5-1 Trading Arrangements
In June 2023, the Company adopted a policy pursuant to which any participant in the Company’s equity incentive plans whose transactions are subject to Section 16 of the Security Exchange Act of 1934, as amended, is required to sell, upon the vesting or settlement of any such award, a portion of the shares subject to the award determined by the Company in its discretion to be sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. This mandatory sell-to-cover policy was adopted as a result of the inability of the Company's captive broker to effect the sell-to-cover transactions pursuant to Rule 10b5-1 Trading Plans.
As described above, each of Messrs. Breeden, Volanoski, Flake and Ms. Rutledge is subject to this mandatory sell-to-cover policy. The number of shares to be sold will be determined by the Company, in its discretion, in accordance with its withholding procedures.
Item 6.   Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1	*	2023 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2023).

10.2	#	Forms of award agreements under 2023 Equity Incentive Plan

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
August 2, 2023	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

August 2, 2023	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)