Form 10-Q
period 2023-09-30
Q2 Holdings, Inc.
filed 2023-11-01
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,635,005 shares of Common Stock, $0.0001 par value per share as of October 31, 2023.

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
•the risks associated with anticipated higher operating expenses for the remainder of 2023 and beyond;
•the impact that rising interest rates, inflation, an economic slowdown, or challenges in the financial services industry, financial markets and credit markets have had to date or in the future could have on account holder or end user, or End User, usage of our solutions, including the promotion and adoption of our Helix and payment solutions, and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for professional services which are more discretionary in nature, and the timing of customer implementation and purchasing decisions;
•the risks and increased costs associated with managing growth and the challenges associated with improving operations and hiring, retaining and motivating employees to support such growth, particularly in light of macroeconomic factors, including increased employee turnover, labor shortages, wage inflation and extreme competition for talent;
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
•the risks associated with the general economic and geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks on financial services and other critical infrastructure, and continued or increased inflation driven by unpredictable economic impacts that have and may continue to negatively affect demand for our solutions;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,993	$199,600
Restricted cash	2,069	2,302
Investments	134,789	233,753
Accounts receivable, net	44,451	46,735
Contract assets, current portion, net	10,845	8,909
Prepaid expenses and other current assets	14,633	10,832
Deferred solution and other costs, current portion	25,162	21,117
Deferred implementation costs, current portion	8,753	7,828
Total current assets	396,695	531,076
Property and equipment, net	44,813	56,695
Right of use assets	34,105	39,837
Deferred solution and other costs, net of current portion	27,093	26,410
Deferred implementation costs, net of current portion	21,062	18,713
Intangible assets, net	128,354	145,681
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	10,823	16,186
Other long-term assets	3,435	2,259
Total assets	$1,179,249	$1,349,726
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,113	$10,055
Accrued liabilities	17,606	20,748
Accrued compensation	18,525	23,460
Convertible notes, current portion	—	10,903
Deferred revenues, current portion	115,777	117,468
Lease liabilities, current portion	9,071	9,408
Total current liabilities	176,092	192,042
Convertible notes, net of current portion	489,969	657,789
Deferred revenues, net of current portion	17,932	21,691
Lease liabilities, net of current portion	46,890	52,991
Other long-term liabilities	7,339	6,189
Total liabilities	738,222	930,702
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 58,635 issued and outstanding as of September 30, 2023 and 57,735 shares issued and outstanding as of December 31, 2022	6	6
Additional paid-in capital	1,050,630	982,300
Accumulated other comprehensive loss	(1,994)	(2,972)
Accumulated deficit	(607,615)	(560,310)
Total stockholders' equity	441,027	419,024
Total liabilities and stockholders' equity	$1,179,249	$1,349,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$154,967	$144,751	$462,506	$419,131
Cost of revenues	80,834	77,895	241,248	228,988
Gross profit	74,133	66,856	221,258	190,143
Operating expenses:
Sales and marketing	26,123	27,966	82,968	79,709
Research and development	34,542	33,099	103,063	96,062
General and administrative	28,084	22,614	79,903	66,467
Transaction-related costs	3	352	24	882
Amortization of acquired intangibles	5,250	4,422	15,764	13,266
Lease and other restructuring charges	3,303	5,494	7,576	6,031
Total operating expenses	97,305	93,947	289,298	262,417
Loss from operations	(23,172)	(27,091)	(68,040)	(72,274)
Other income (expense):
Interest and other income	2,328	1,420	6,711	2,899
Interest and other expense	(1,317)	(1,651)	(4,342)	(5,024)
Gain (loss) on extinguishment of debt	—	—	19,869	—
Total other income (expense), net	1,011	(231)	22,238	(2,125)
Loss before income taxes	(22,161)	(27,322)	(45,802)	(74,399)
Provision for income taxes	(1,006)	(469)	(1,503)	(2,173)
Net loss	$(23,167)	$(27,791)	$(47,305)	$(76,572)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	423	(746)	1,285	(2,363)
Foreign currency translation adjustment	(470)	(291)	(307)	(1,105)
Comprehensive loss	$(23,214)	$(28,828)	$(46,327)	$(80,040)
Net loss per common share, basic and diluted	$(0.40)	$(0.48)	$(0.81)	$(1.34)
Weighted average common shares outstanding:
Basic and diluted	58,492	57,362	58,223	57,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$441,407	$440,939	$419,024	$570,296

Common stock and additional paid-in capital:
Beginning balances	1,027,802	943,613	982,306	1,064,364
Stock-based compensation expense	22,445	17,783	63,869	51,208
Exercise of stock options	389	451	863	707
Issuance of common stock under ESPP	—	—	3,459	2,547
Cumulative effect of the adoption of new accounting standard	—	—	—	(156,979)
Settlement of capped calls	—	—	139	—
Ending balances	1,050,636	961,847	1,050,636	961,847

Accumulated deficit:
Beginning balances	(584,448)	(500,108)	(560,310)	(493,933)
Cumulative effect of the adoption of new accounting standard	—	—	—	42,606
Net loss	(23,167)	(27,791)	(47,305)	(76,572)
Ending balances	(607,615)	(527,899)	(607,615)	(527,899)

Accumulated other comprehensive income (loss):
Beginning balances	(1,947)	(2,566)	(2,972)	(135)
Other comprehensive income (loss)	(47)	(1,037)	978	(3,468)
Ending balances	(1,994)	(3,603)	(1,994)	(3,603)

Total stockholders' equity, ending balances	$441,027	$430,345	$441,027	$430,345

Common stock (in shares):
Beginning balances	58,447	57,313	57,735	56,928
Exercise of stock options	13	16	32	28
Issuance of common stock under ESPP	—	—	146	57
Shares issued for the vesting of restricted stock awards	175	188	722	504
Ending balances	58,635	57,517	58,635	57,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,305)	$(76,572)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	19,184	17,227
Depreciation and amortization	53,764	45,237
Amortization of debt issuance costs	1,608	2,043
Amortization of premiums and discounts on investments	(2,791)	311
Stock-based compensation expense	59,819	51,208
Realized (gain) loss on investments	482	17
Deferred income taxes	(120)	943
Allowance for credit losses	(303)	56
Allowance for sales credits	(35)	(58)
Loss on disposal of long-lived assets	60	132
(Gain) loss on extinguishment of debt	(19,312)	—
Lease impairments	3,982	6,031
Changes in operating assets and liabilities:
Accounts receivable, net	2,605	(5,617)
Prepaid expenses and other current assets	(3,818)	(3,183)
Deferred solution and other costs	(12,955)	(7,341)
Deferred implementation costs	(11,496)	(10,666)
Contract assets, net	3,427	(4,620)
Other long-term assets	3,063	5,677
Accounts payable	5,115	1,622
Accrued liabilities	(8,742)	(16,630)
Deferred revenues	(5,452)	(5,973)
Deferred rent and other long-term liabilities	(7,065)	(7,151)
Net cash provided by (used in) operating activities	33,715	(7,307)
Cash flows from investing activities:
Purchases of investments	(76,820)	(214,084)
Maturities of investments	179,379	113,156
Purchases of property and equipment	(4,568)	(8,933)
Capitalized software development costs	(19,322)	(15,662)
Net cash provided by (used in) investing activities	78,669	(125,523)
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	(10,908)	—
Payments for repurchases of convertible notes	(149,640)	—
Proceeds from capped calls related to convertible notes	139	—
Proceeds from the exercise of stock options and ESPP	4,322	3,254
Net cash provided by (used in) financing activities	(156,087)	3,254
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	(939)
Net decrease in cash, cash equivalents and restricted cash	(43,840)	(130,515)
Cash, cash equivalents and restricted cash, beginning of period	201,902	325,821
Cash, cash equivalents and restricted cash, end of period	$158,062	$195,306
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$472	$30
Stock-based compensation for capitalized software development	$2,423	$—
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
Reclassifications
During the fourth quarter of 2022, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its consolidated statements of cash flows due to volatility in foreign currency exchange rates. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation. The reclassifications resulted in the disaggregation of the amount attributable to the "Effect of exchange rate changes on cash" of $0.9 million with a corresponding increase to "Net cash provided by operating activities," for the nine months ended September 30, 2022. The Company believes the reclassification is not material to the consolidated financial statements.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2023 and 2022. One customer accounted for 11% of accounts receivable, net, as of September 30, 2023 and two customers accounted for 12% and 10% of accounts receivable, net, as of December 31, 2022.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the nine months ended September 30, 2023 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,167)	$(27,791)	$(47,305)	$(76,572)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,492	57,362	58,223	57,205
Net loss per common share, basic and diluted	$(0.40)	$(0.48)	$(0.81)	$(1.34)
Due to net losses for the three and nine months ended September 30, 2023 and 2022, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2023	2022
Stock options, restricted stock units, market stock units and performance stock units	5,067	3,233
Shares issuable pursuant to the ESPP	117	81
Shares related to convertible notes	5,126	6,256
	10,310	9,570
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription	$118,829	$106,644	$350,019	$304,010
Transactional	16,236	15,930	49,532	50,714
Services and Other	19,902	22,177	62,955	64,407
Total Revenues	$154,967	$144,751	$462,506	$419,131
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
The net decrease in the deferred revenue balance for the nine months ended September 30, 2023 was primarily driven by the recognition of $354.6 million of revenue recognized from current year invoices, $108.2 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and $2.2 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the amounts due in advance of satisfying the Company's performance obligations of $459.5 million for current year invoices. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Remaining Performance Obligations
On September 30, 2023, the Company had $1.57 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue in the next 24 months, an additional 29% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Credit Losses
Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in contract assets. Contract assets that are expected to be billed during the succeeding twelve-month period are recorded in contract assets, current portion, and the remaining portion is recorded in contract assets, net of current portion on the condensed consolidated balance sheets at the end of each reporting period. The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulatory matters. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned $0.1 million and $0.3 million for expected losses for the nine months ended September 30, 2023 and 2022, respectively, of which zero and $0.4 million has been written off and charged against the allowance at September 30, 2023 and 2022, respectively. The allowance for credit losses related to contract assets was $0.1 million at both September 30, 2023 and December 31, 2022.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero and $0.4 million for expected losses for the nine months ended September 30, 2023 and 2022, respectively, of which $0.3 million and $0.4 million has been written off and charged against the allowance as of September 30, 2023 and 2022, respectively. The allowance for credit losses related to accounts receivable was $0.4 million and $0.7 million at September 30, 2023 and December 31, 2022, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2023:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$43,539	$43,539	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$40,328	$—	$40,328	$—
Certificates of deposit	9,470	—	9,470	—
U.S. government securities	84,911	—	84,911	—
	$134,709	$—	$134,709	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2023 and December 31, 2022 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment deemed to be non-credit related is reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during each of the three months ended September 30, 2023 or 2022.
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended September 30, 2023, the Company determined there was a $0.1 million other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company's cash was $112.5 million and $150.6 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of September 30, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$43,539	$—	$—	$43,539
Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$40,647	$—	$(319)	$40,328
Certificates of deposit	9,507	—	(37)	9,470
U.S. government securities	85,365	—	(454)	84,911
	$135,519	$—	$(810)	$134,709

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2023	December 31, 2022
Due within one year or less	$115,511	$171,831
Due after one year through five years	19,198	61,696
	$134,709	$233,527
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. If the Company did not intend to sell, the portion of the write-down related to credit loss would be recorded to a reserve. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2023 and December 31, 2022.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of September 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$23,371	$(135)	$16,957	$(184)
Certificates of deposit	3,467	(21)	964	(16)
U.S. government securities	55,214	(196)	29,697	(258)
	$82,052	$(352)	$47,618	$(458)
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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both September 30, 2023 and December 31, 2022. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2022. No impairment of goodwill was identified during 2022, and no impairment of goodwill was identified during the nine months ended September 30, 2023.
Intangible assets at September 30, 2023 and December 31, 2022 were as follows:

	As of September 30, 2023			As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62,785	$(50,455)	$12,330	$62,785	$(40,981)	$21,804
Non-compete agreements	13,200	(10,605)	2,595	13,275	(8,642)	4,633
Trademarks	19,870	(12,866)	7,004	19,870	(8,663)	11,207
Acquired technology	157,627	(92,551)	65,076	157,638	(74,910)	82,728
Capitalized software development costs	49,771	(8,422)	41,349	28,519	(3,210)	25,309
	$303,253	$(174,899)	$128,354	$282,087	$(136,406)	$145,681
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive loss was $8.0 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively, and $22.9 million and $18.7 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive loss was $5.3 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively, and $15.8 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of September 30, 2023 was as follows:

Amortization
Year Ended December 31,
2023 (October 1 to December 31)	$13,141
2024	48,883
2025	31,040
2026	24,471
2027	8,536
Thereafter	2,283
Total amortization	$128,354
7. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. Pursuant to the second of which the Company leases office space with lease terms of approximately ten years, with options to extend the leases on the second building from five to ten years. The Company also leases office space in other U.S. cities located in Nebraska, Iowa, North Carolina, Texas and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom. The Company believes its current facilities will be adequate for its needs for the foreseeable future.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at September 30, 2023 were as follows:

Operating Leases
Year Ended December 31,
2023 (October 1 to December 31)	$3,032
2024	11,638
2025	10,638
2026	9,624
2027	8,369
Thereafter	23,408
Total lease payments	$66,709
Less: imputed interest	(10,748)
Total operating lease liabilities	$55,961
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
During the nine months ended September 30, 2023, the Company exited and made available for sublease certain leased office spaces and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As such, an impairment of $1.9 million was recorded to right of use assets, $0.2 million was recorded to property and equipment and an additional $0.3 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space as of September 30, 2023. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2023.

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
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at September 30, 2023 were as follows:

Contractual Commitments
Year Ended December 31,
2023 (October 1 to December 31)	$12,197
2024	49,366
2025	235,108
2026	321,638
2027	4,819
Thereafter	3,500
Total commitments	$626,628
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. Interest was payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes (as described below) and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. In February 2023, the Company repaid $10.9 million of principal and the remaining accrued interest in cash to the debt holders to fully settle the 2023 Notes on the maturity date.
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
As of September 30, 2023, the 2026 Notes and 2025 Notes were not convertible.
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of September 30, 2023			As of December 31, 2022
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Principal	$—	$303,995	$191,000	$10,908	$316,250	$350,000
Unamortized debt issuance costs	—	(3,446)	(1,580)	(5)	(4,563)	(3,898)
Net carrying amount	$—	$300,549	$189,420	$10,903	$311,687	$346,102
The following table sets forth total interest expense recognized related to the 2023, 2026 and 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$630	$722	$1,963	$2,168
Amortization of debt issuance costs	495	676	1,608	2,043
Total	$1,125	$1,398	$3,571	$4,211
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. As of September 30, 2023, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 2.7 years and 2.1 years, respectively.
As of September 30, 2023, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on September 30, 2023.
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
10. Stock-Based Compensation
In March 2014, the Company's board of directors approved the 2014 Equity Incentive Plan, or 2014 Plan. The 2014 Plan contained a provision that automatically increased the shares available for issuance under the plan on January 1 of each year subsequent to the 2014 Plan's adoption through 2024, by an amount equal to the smaller of (a) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company's board of directors. The 2014 Plan terminated on June 1, 2023, except with respect to the outstanding awards previously granted thereunder. As of June 1, 2023, there were 7,606 shares of common stock that were reserved for issuance pursuant to outstanding awards, assuming maximum performance, under the 2014 Plan.
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or restricted awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of September 30, 2023, 7,730 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market or performance stock units.
In March 2014, the Company adopted its employee stock purchase plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. During the nine months ended September 30, 2023, the Company issued 146 shares under the ESPP and as of September 30, 2023, 983 shares remain authorized and available for future issuance under the ESPP.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$3,373	$2,898	$10,323	$8,972
Sales and marketing	4,050	4,286	13,133	11,624
Research and development	3,908	3,661	11,691	10,363
General and administrative	9,778	5,919	24,672	17,341
Total stock-based compensation expense	$21,109	$16,764	$59,819	$48,300
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2023 is based on the estimated annual effective tax rate for fiscal year 2023. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (4.5)% and (1.7)% for the three months ended September 30, 2023 and 2022, respectively, and (3.3)% and (2.9)% for the nine months ended September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and current income tax expense from foreign operations.
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
As of September 30, 2023, the Company had $0.5 million in uncertain tax positions, including an insignificant amount of accrued interest, representing a decrease of $0.5 million from the balance at December 31, 2022. Of this amount, $0.5 million resulted in a state income tax benefit during the nine months ended September 30, 2023. The Company's tax years 2019 through 2022 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

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
Recent Events
Macroeconomic conditions and the residual impacts of the COVID-19 pandemic continue to change globally. We believe the combination of higher interest rates and inflation, supply chain disruptions, tight labor markets, wage inflation, pricing volatility for certain goods and services, geopolitical uncertainty, and other macroeconomic conditions puts pressure on corporate growth initiatives. Rising interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. Additionally, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions have caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures.
Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have been, and may continue to be, impacted by the current macroeconomic environment and the challenges in the financial services industry. First Republic Bank, which was seized by regulators and immediately sold to JPMorgan Chase in May 2023, is a customer of ours, and total revenue recognized for the year ended December 31, 2022 from them consisted predominantly of revenue from professional services and in total represented approximately 2.5% of our total revenue for the year. Financial institutions have and may continue to respond to this challenging operating environment by reducing or delaying purchases of digital solutions and associated services. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. These effects have continued throughout 2023 to date, and we expect continued negative impacts on our professional services for the remainder of the year and into 2024, or until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which have continued in 2023 and we expect to continue into 2024 and beyond. The duration and severity of these general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above and "Risk Factors" below and in our other SEC filings for further discussion of the impact and possible future impacts of general macroeconomic uncertainty and the current challenges facing the financial services industry on our business.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are priced using various methodologies. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. The rate at which our customers add Registered Users varies significantly from period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 21.1 million, 19.2 million and 17.8 million Registered Users as of December 31, 2022, 2021 and 2020, respectively. Registered Users as of September 30, 2023 were 22.0 million compared to 20.9 million as of September 30, 2022.
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
Annualized Recurring Revenue
In addition to Total Annual Recurring Revenue, which we previously referred to as ARR, beginning with the third quarter of 2023, we are reporting Subscription Annual Recurring Revenue, or Subscription ARR. We believe Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates" in our Form 10-K. We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $500.9 million, $426.7 million and $346.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Subscription ARR as of September 30, 2023 was $547.0 million compared to $477.9 million as of September 30, 2022. Our Total ARR was $655.2 million, $574.2 million and $464.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total ARR as of September 30, 2023 was $693.6 million compared to $633.7 million as of September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
GAAP revenue	$154,967	$144,751	$462,506	$419,131
Deferred revenue reduction from purchase accounting	76	104	275	515
Total Non-GAAP revenue	$155,043	$144,855	$462,781	$419,646
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP operating loss	$(23,172)	$(27,091)	$(68,040)	$(72,274)
Deferred revenue reduction from purchase accounting	76	104	275	515
Stock-based compensation	21,109	16,764	59,819	48,300
Transaction-related costs	3	352	24	882
Amortization of acquired technology	5,885	5,603	17,648	16,810
Amortization of acquired intangibles	5,250	4,422	15,764	13,266
Lease and other restructuring charges	3,435	5,494	8,137	6,031
Non-GAAP operating income	$12,586	$5,648	$33,627	$13,530
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(23,167)	$(27,791)	$(47,305)	$(76,572)
Deferred revenue reduction from purchase accounting	76	104	275	515
Stock-based compensation	21,109	16,764	59,819	48,300
Transaction-related costs	3	352	24	882
Depreciation and amortization	18,286	15,291	53,764	45,237
Lease and other restructuring charges	3,435	5,494	8,137	6,031
Provision for income taxes	1,006	469	1,503	2,173
(Gain) loss on extinguishment of debt	—	—	(19,869)	—
Interest and other (income) expense, net	(1,091)	137	(2,593)	1,975
Adjusted EBITDA	$19,657	$10,820	$53,755	$28,541
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
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our newer lending arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs and Brands vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for bill-pay and debit card related transaction services generated when End Users utilize debit cards integrated with our Helix products and other payment services in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.

We continue to monitor the impacts the rising interest rates, current inflationary environment, challenges in the financial services industry, a potential global macroeconomic slowdown, and any potential crisis impacting the banking industry may have on our business. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. These effects have continued throughout 2023 to date, and we expect continued negative impacts on our professional services for the remainder of the year and into 2024, or until the macroeconomic environment and the health of the financial services industry stabilizes or improves. In the three and nine months ended September 30, 2023, our subscription revenue growth was 11% and 15% year over year, respectively, and we expect it will continue to increase as a percentage of revenue contribution for the remainder of 2023. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth. Over the long term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business but to fluctuate as a percentage of revenues based principally on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees, and other related costs.
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
In prior years we have experienced a challenging hiring environment and competition for technical talent, resulting in incremental expenses related to the hiring process, including increased utilization of paid third parties to identify and hire talent. While the hiring environment became less challenging and we experienced reduced voluntary employee turnover in the second half of 2022 and in 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. Additionally, we believe employee preferences between remote, hybrid and onsite attendance are likely to change over time, and we will continue to adapt our physical facilities and IT infrastructure to accommodate a safe and successful work experience for our onsite, hybrid and remote employees. Further, as a result of the continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, which have continued in 2023 and we expect to continue into 2024 and beyond.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses are impacted by the timing of significant marketing programs such as our return to hosting our annual client conference in person, which took place in May 2023.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues(1)	$154,967	$144,751	$462,506	$419,131
Cost of revenues(2)	80,834	77,895	241,248	228,988
Gross profit	74,133	66,856	221,258	190,143
Operating expenses:
Sales and marketing	26,123	27,966	82,968	79,709
Research and development	34,542	33,099	103,063	96,062
General and administrative	28,084	22,614	79,903	66,467
Transaction-related costs	3	352	24	882
Amortization of acquired intangibles	5,250	4,422	15,764	13,266
Lease and other restructuring charges	3,303	5,494	7,576	6,031
Total operating expenses	97,305	93,947	289,298	262,417
Loss from operations	(23,172)	(27,091)	(68,040)	(72,274)
Total other income (expense), net(3)	1,011	(231)	22,238	(2,125)
Loss before income taxes	(22,161)	(27,322)	(45,802)	(74,399)
Provision for income taxes	(1,006)	(469)	(1,503)	(2,173)
Net loss	$(23,167)	$(27,791)	$(47,305)	$(76,572)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2) Includes amortization of acquired technology of $5.9 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively, and $17.6 million and $16.8 million for the nine months ended September 30, 2023 and 2022, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the nine months ended September 30, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	52.2	53.8	52.2	54.6
Gross profit	47.8	46.2	47.8	45.4
Operating expenses:
Sales and marketing	16.9	19.3	17.9	19.0
Research and development	22.3	22.9	22.3	22.9
General and administrative	18.1	15.6	17.3	15.9
Transaction-related costs	—	0.2	—	0.2
Amortization of acquired intangibles	3.4	3.1	3.4	3.2
Lease and other restructuring charges	2.1	3.8	1.6	1.4
Total operating expenses	62.8	64.9	62.6	62.6
Loss from operations	(15.0)	(18.7)	(14.7)	(17.2)
Total other income (expense), net(3)	0.7	(0.2)	4.8	(0.5)
Loss before income taxes	(14.3)	(18.9)	(9.9)	(17.8)
Provision for income taxes	(0.6)	(0.3)	(0.3)	(0.5)
Net loss	(14.9)%	(19.2)%	(10.2)%	(18.3)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.0% and 0.1% for the three months ended September 30, 2023 and 2022, respectively, and 0.1% for each of the nine months ended September 30, 2023 and 2022.
(2) Includes amortization of acquired technology of 3.8% and 3.9% for the three months ended September 30, 2023 and 2022, respectively, and 3.8% and 4.0% for the nine months ended September 30, 2023 and 2022, respectively.
(3) Includes an increase of 4.3% related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the nine months ended September 30, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Revenues	$154,967	$144,751	$10,216	7.1%	$462,506	$419,131	$43,375	10.3%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Revenues increased by $10.2 million, or 7.1%, from $144.8 million for the three months ended September 30, 2022 to $155.0 million for the three months ended September 30, 2023. This increase in revenue was primarily attributable to a $12.2 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers and a $0.3 million increase in transaction revenue, partially offset by a $2.3 million decrease in services and other revenue from declines in professional and discretionary services and pass-through revenue related to our Helix business.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Revenues increased by $43.4 million, or 10.3%, from $419.1 million for the nine months ended September 30, 2022 to $462.5 million for the nine months ended September 30, 2023. This increase in revenue was primarily attributable to a $46.0 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers, partially offset by a $1.5 million decrease in services and other revenue from declines in professional and discretionary services and pass-through revenue related to our Helix business and a $1.2 million decrease in transaction revenue from payment solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Cost of revenues	$80,834	$77,895	$2,939	3.8%	$241,248	$228,988	$12,260	5.4%
Percentage of revenues	52.2%	53.8%			52.2%	54.6%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Cost of revenues increased by $2.9 million, or 3.8%, from $77.9 million for the three months ended September 30, 2022 to $80.8 million for the three months ended September 30, 2023. This increase was primarily attributable to a $1.9 million increase from the amortization of capitalized software development and capitalized implementation services, a $1.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $0.3 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure and a $0.3 million increase from amortization of acquired customer technology resulting from the Sensibill business acquired in the fourth quarter of 2022, partially offset by a $1.3 million decrease in pass-through fees.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Cost of revenues increased by $12.3 million, or 5.4%, from $229.0 million for the nine months ended September 30, 2022 to $241.2 million for the nine months ended September 30, 2023. This increase was primarily attributable to a $5.0 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $4.5 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.6 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $0.9 million increase from amortization of acquired customer technology resulting from the Sensibill business acquired in the fourth quarter of 2022 and a $0.3 million increase in third-party costs related to intellectual property included in our solutions, as well as transaction processing costs incurred as a result of the increase in End Users from new and existing customers, partially offset by a $1.0 million decrease in overhead costs and other discretionary expenses.

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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Sales and marketing	$26,123	$27,966	$(1,843)	(6.6)%	$82,968	$79,709	$3,259	4.1%
Percentage of revenues	16.9%	19.3%			17.9%	19.0%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Sales and marketing expenses decreased by $1.8 million, or 6.6%, from $28.0 million for the three months ended September 30, 2022 to $26.1 million for the three months ended September 30, 2023. This decrease was primarily attributable to a $1.3 million decrease in personnel costs due to measures taken to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth, a $0.3 million decrease in marketing activities and a $0.2 million decrease in overhead costs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Sales and marketing expenses increased by $3.3 million, or 4.1%, from $79.7 million for the nine months ended September 30, 2022 to $83.0 million for the nine months ended September 30, 2023. This increase was primarily attributable to a $2.9 million increase in personnel costs related to our sales and marketing organizations supporting current and projected bookings and revenue growth and a $0.5 million increase in marketing activities, primarily related to our in-person annual client conference.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the long-term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to return to in-person sales formats and experiences for future user conferences, including our annual client conference typically held during the second quarter. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Research and development	$34,542	$33,099	$1,443	4.4%	$103,063	$96,062	$7,001	7.3%
Percentage of revenues	22.3%	22.9%			22.3%	22.9%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Research and development expenses increased by $1.4 million, or 4.4%, from $33.1 million for the three months ended September 30, 2022 to $34.5 million for the three months ended September 30, 2023. This increase was primarily attributable to a $3.1 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, partially offset by a $1.9 million decrease as a result of increased capitalized software development costs.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Research and development expenses increased by $7.0 million, or 7.3%, from $96.1 million for the nine months ended September 30, 2022 to $103.1 million for the nine months ended September 30, 2023. This increase was primarily attributable to a $13.0 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.5 million increase in travel-related expenses, partially offset by a $6.5 million decrease as a result of increased capitalized software development costs.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital offerings. While we anticipate research and development expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
General and administrative	$28,084	$22,614	$5,470	24.2%	$79,903	$66,467	$13,436	20.2%
Percentage of revenues	18.1%	15.6%			17.3%	15.9%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. General and administrative expenses increased by $5.5 million, or 24.2%, from $22.6 million for the three months ended September 30, 2022 to $28.1 million for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily attributable to a $4.1 million increase in personnel costs, including stock-based compensation, to support the growth of our business, a $1.2 million increase in charitable contributions and a $0.3 million increase in professional services, including third-party legal fees.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. General and administrative expenses increased by $13.4 million, or 20.2%, from $66.5 million for the nine months ended September 30, 2022 to $79.9 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily attributable to an $8.7 million increase in personnel costs, including stock-based compensation, to support the growth of our business, a $4.6 million increase in professional services, including third-party legal fees and a $1.2 million increase in charitable contributions, partially offset by a $0.9 million decrease in bad debt expense.
General and administrative expenses consist primarily of salaries, stock-based compensation and other personnel-related costs of our administrative, finance and accounting, information systems, legal and human resources employees. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, costs of directors' and officers' liability insurance, third-party legal fees, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Transaction-related costs	$3	$352	$(349)	(99.1)%	$24	$882	$(858)	(97.3)%
Percentage of revenues	—%	0.2%			—%	0.2%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Transaction-related costs decreased $0.3 million, or 99.1% from $0.4 million for the three months ended September 30, 2022 to $3.0 thousand for the three months ended September 30, 2023. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Transaction-related costs decreased by $0.9 million, or 97.3%, from $0.9 million for the nine months ended September 30, 2022 to $0.02 million for the nine months ended September 30, 2023. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.

Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Amortization of acquired intangibles	$5,250	$4,422	$828	18.7%	$15,764	$13,266	$2,498	18.8%
Percentage of revenues	3.4%	3.1%			3.4%	3.2%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Amortization of acquired intangibles increased by $0.8 million, or 18.7%, from $4.4 million for the three months ended September 30, 2022 to $5.3 million for the three months ended September 30, 2023. The acquired intangible assets are related to previously disclosed business combinations. The increase in amortization is related to the update of estimated remaining useful lives of previously acquired trademarks that occurred during the fourth quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Amortization of acquired intangibles increased by $2.5 million, or 18.8%, from $13.3 million for the nine months ended September 30, 2022 to $15.8 million for the nine months ended September 30, 2023. The acquired intangible assets are related to previously disclosed business combinations. The increase in amortization is related to the update of estimated remaining useful lives of previously acquired trademarks that occurred during the fourth quarter of 2022.
Lease and Other Restructuring Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Lease and other restructuring charges	$3,303	$5,494	$(2,191)	(39.9)%	$7,576	$6,031	$1,545	25.6%
Percentage of revenues	2.1%	3.8%			1.6%	1.4%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Lease and other restructuring charges decreased by $2.2 million, or 39.9%, from $5.5 million for the three months ended September 30, 2022 to $3.3 million for the three months ended September 30, 2023. The decrease in lease and other restructuring charges was primarily attributable to a net $2.1 million decrease related to the vacating of a facility in Texas, including the associated impairment of the right of use asset, during the three months ended September 30, 2022, and updated assessments and ongoing expenses of previously vacated facilities, partially offset by a $0.2 million increase in severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Lease and other restructuring charges increased by $1.5 million or 25.6%, from $6.0 million for the nine months ended September 30, 2022 to $7.6 million for the nine months ended September 30, 2023. The increase in lease and other restructuring charges was primarily attributable to a $1.5 million increase in severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.

Total Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Total other income (expense), net	$1,011	$(231)	$1,242	537.7%	$22,238	$(2,125)	$24,363	1,146.5%
Percentage of revenues	0.7%	(0.2)%			4.8%	(0.5)%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Total other income (expense), net represented a net income of $1.0 million for the three months ended September 30, 2023 compared to a net expense of $0.2 million for the three months ended September 30, 2022. The change was primarily due to an increase in income from cash and investments.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Total other income (expense), net represented a net income of $22.2 million for the nine months ended September 30, 2023 compared to a net expense of $2.1 million for the nine months ended September 30, 2022. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes and a $5.0 million increase in income from cash and investments, partially offset by a $0.7 million decrease in other income related to a favorable settlement of an ordinary course dispute recognized during the nine months ended September 30, 2022.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	(%)	2023	2022	$	(%)
Provision for income taxes	$(1,006)	$(469)	$(537)	114.5%	$(1,503)	$(2,173)	$670	(30.8)%
Percentage of revenues	(0.6)%	(0.3)%			(0.3)%	(0.5)%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. Total provision for income taxes represented an expense of $1.0 million for the three months ended September 30, 2023 compared to an expense of $0.5 million for the three months ended September 30, 2022. As a result of our current net operating loss position, income tax expense for the three months ended September 30, 2023 consisted primarily of $0.5 million in tax amortization of recently acquired goodwill, $0.3 million in foreign income tax and $0.2 million in state income tax. The income tax expense for the three months ended September 30, 2022 consisted primarily of $0.2 million in federal income tax relating to the tax amortization of recently acquired goodwill, $0.2 million in foreign income tax and $0.1 million in state income tax.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022. Total provision for income taxes represented an expense of $1.5 million for the nine months ended September 30, 2023 compared to an expense of $2.2 million for the nine months ended September 30, 2022. As a result of our current net operating loss position, income tax expense for the nine months ended September 30, 2023 consisted primarily of $0.7 million in foreign income tax, $0.6 million in tax amortization of recently acquired goodwill and $0.2 million in state income tax. The income tax expense for the nine months ended September 30, 2022 consisted primarily of $1.1 million in state income tax which includes $0.6 million in federal income tax relating to tax amortization of recently acquired goodwill, $0.5 million related to uncertain tax positions and $0.5 million in foreign income tax.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents and investments of $290.8 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$33,715	$(7,307)
Investing activities	78,669	(125,523)
Financing activities	(156,087)	3,254
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	(939)
Net decrease in cash, cash equivalents, and restricted cash	$(43,840)	$(130,515)
Cash Flows from Operating Activities
Our operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the nine months ended September 30, 2023, our net cash and cash equivalents provided by operating activities was $33.7 million, which consisted of a net loss of $47.3 million and non-cash adjustments of $116.3 million, partially offset by cash outflows from changes in operating assets and liabilities of $35.3 million. The primary drivers of cash outflows in operating assets and liabilities were a $24.5 million increase in deferred solution and implementation costs from both new customers and existing customer expansions, a $7.1 million decrease in other long-term liabilities and a $5.5 million decrease in deferred revenue due to the recognition of revenue from payments in prior periods exceeding receipts from customers during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by a gain on extinguishment of debt and amortization of premiums and discounts on investments.
For the nine months ended September 30, 2022, our net cash and cash equivalents used in operating activities was $7.3 million, which consisted of a net loss of $76.6 million and cash outflows from changes in operating assets and liabilities of $53.9 million, partially offset by non-cash adjustments of $123.1 million. The primary drivers of the changes in operating assets and liabilities were a $15.0 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter and a $18.0 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution, lease and other restructuring charges and amortization of debt issuance costs.

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
For the nine months ended September 30, 2023, our net cash provided by investing activities was $78.7 million, consisting of $179.4 million from maturities of investments, partially offset by $76.8 million from purchases of investments, $19.3 million from capitalized software development costs and $4.6 million for the purchase of property and equipment.
For the nine months ended September 30, 2022, our net cash used in investing activities was $125.5 million, consisting of $214.1 million from purchases of investments, $15.7 million from capitalized software development costs and $8.9 million for the purchase of property and equipment, partially offset by $113.2 million from maturities of investments.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, our net cash used in financing activities was $156.1 million, primarily consisting of $149.6 million from payments for the partial repurchases of the 2026 Notes and 2025 Notes and $10.9 million from payment of the 2023 Notes which matured in February 2023, partially offset by $4.3 million in cash received from exercises of stock options and contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock.
For the nine months ended September 30, 2022 our net cash provided by financing activities consisted solely of cash received from exercises of stock options and contributions to our ESPP to purchase our common stock of $3.3 million.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the nine months ended September 30, 2023 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2023 or 2022, our interest income would not have been materially affected. As of September 30, 2023, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
As of September 30, 2023, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, and Australian dollar. As of September 30, 2023, we had operating subsidiaries in India, Canada, the United Kingdom, Australia and Mexico. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
•litigation or threats of litigation;
• protecting our intellectual property;
•"open-source" software in our solutions;
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
•our ability to obtain additional financing and dilution to our stockholders resulting from raising capital or using equity for acquisitions; and
•our convertible notes and related capped call transactions and the related accounting treatment.

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers and their End Users from industry and economic-driven changes. General macroeconomic and geopolitical conditions such as a recession or economic slowdown in the United States or internationally or the conflicts in and around Ukraine, the Middle East and other parts of the world, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. For example, as a result of the impacts of COVID-19, customers delayed and deferred purchasing decisions, and for a period of time, there was a deterioration in near-term demand for net new opportunities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions can affect the amount and growth rate of financial services information technology spending and could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, decrease their information technology spending budgets, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Moreover, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions have caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. Economic uncertainties, whether relating to the residual impacts of COVID-19, general macroeconomic and geopolitical conditions or challenges in the financial services industry more specifically, could limit our ability to grow our business and negatively affect our operating results. Uncertain economic and global conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow in the event of future and sustained economic slowdowns.

We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from rising interest rates, inflation, bank failures and related challenges in the financial services industry or a slowdown in the economy, financial markets and credit markets had and could continue to have an impact on account holder or End User usage of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions, including for some of our non-implementation services which are more discretionary in nature, which has and may continue to impact the timing of purchasing decisions and demand for our solutions. Any downturn in the financial services industry or unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, may cause our customers or prospective customers to delay or reduce their spending on solutions such as ours, seek to terminate or renegotiate their contracts with us or fail. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have been and may continue to be impacted by the current macroeconomic environment and the challenges in the financial services industry. Although we have a diversified customer base with no individual customer representing more than 4% of total revenue and our top 20 customers collectively accounting for less than 25% of total revenue, each for the year ended December 31, 2022, we have been, and may continue to be, impacted by the current macroeconomic environment and the challenges in the financial services industry. Financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns some financial institutions fail. The 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank have created market disruption and uncertainty for the financial services industry, in particular among regional and community financial institutions, or RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs, which we define as federally insured banks and credit unions with less than $100 billion in assets. Financial institutions, in particular RCFIs, have experienced, and may continue to experience outflows of deposits as account holders move their deposits to larger financial institutions with perceived better liquidity and risk management. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions have caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur. And longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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

Events affecting our customers' businesses have and may continue to occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. During the second half of 2022, we observed a decline in customer demand relative to our expectations earlier in the year for certain discretionary aspects of our solutions, namely professional services, which we believe may have been related to the challenging macroeconomic environment. During the second half of 2022, we also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. These effects have continued throughout 2023 to date, and we expect continued negative impacts on our professional services for the remainder of the year and into 2024, or until the macroeconomic environment and the health of the financial services industry stabilizes or improves. Additionally, we may experience challenges associated with accurately predicting the impacts of any macroeconomic downturn, or challenges in the financial services industry, on our customers and their End Users, including in particular the impacts of any downturn on Alt-FIs and FinTechs and our arrangements with them, as Alt-FIs and FinTechs may have particular vulnerabilities to a macroeconomic downturn, and our arrangements with FinTechs represent a more complex revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
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
If we are unable to attract new customers, continue to broaden our existing customers' use of our solutions or renew existing relationships with customers or technology partners, our business, financial condition and results of operations could be materially and adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solutions. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of customers, decreases in usage of our solutions by End Users, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other competitors and general economic conditions. We cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to attract new customers or retain or attract new business from current customers or technology partners, our business, financial condition and results of operations may be materially and adversely affected.

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
Our business depends on our ability to satisfy our customers and meet their needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems or resources could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates by existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships or technology partners, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.
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
Our corporate reputation is susceptible to damage by actions or statements made by adversaries in legal proceedings, current or former employees or customers, competitors and vendors, technology partners, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing customers reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our employee recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us and materially and adversely affect our business, financial condition and results of operations.
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
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or our customers; or
•establishes more favorable relationships with one or more of our competitors or acquires one or more of our competitors and offers competing services.
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
We rely on hardware and services that we purchase or lease and software, including open-source software, that we develop or license from, or that is hosted by third parties, to offer our solutions. In addition, we obtain licenses from third parties to use intellectual property associated with the development of our solutions. These licenses might not continue to be available to us on acceptable terms, or at all. These third-party providers may in the future choose not to continue to support certain of the hardware, software or services we license. We also may in the future choose to discontinue the use of the hardware, services or software we acquire or license from such third-party providers, which may require that we pay termination fees or recognize related accounting charges or impairments. While we are not substantially dependent upon any third-party hardware, services or software other than our third-party data centers, the loss of the right or ability to use all or a significant portion of our third-party hardware, services or software required for the development, maintenance and delivery of our solutions could result in delays in the provision of our solutions until we develop or identify, obtain and integrate equivalent technology, which could harm our business.
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
We currently host our digital banking platform solutions primarily from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our lending solutions, Helix solutions and a certain portion of our digital banking platform solutions are hosted by cloud-based service providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We have experienced, and may in the future experience website disruptions, outages and other performance problems with these data centers and third-party hosting providers. These problems may be caused by a variety of factors, including infrastructure changes, hardware failures, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. For example, as a result of increased online banking activity due to the COVID-19 pandemic, including periodic significant increases in logins by End Users seeking to check their accounts for receipt of government stimulus funds, financial institutions and their online banking service providers experienced periods of unprecedented user login activity, at times, resulting in delayed access to online banking for many financial institutions, including many of our customers. We have made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we expect to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based service providers, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support, and may be required to pay refunds to our customers based on service level agreement (SLA) provisions in their contracts.
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
Because competition for employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and future growth.
Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. Competition for software development and engineering personnel is intense. Recent macroeconomic challenges and broad-based inflation have impacted many industries with increased employee resignations and turnover, labor shortages, extreme competition for talent, wage inflation and pressure to improve employee benefits and compensation to remain competitive, all resulting in increased difficulty in managing personnel costs. In prior years, we have experienced heightened employee turnover, delays in hiring suitable replacement candidates and increased costs to hire new employees. While the hiring environment became less challenging and we experienced reduced voluntary employee turnover in the second half of 2022 and in 2023, we may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, many of our existing employees may exercise vested options or vest in outstanding restricted stock units and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract and retain new employees, our business and future growth prospects could be harmed.
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
Because our long-term success depends on our ability to operate our business internationally, our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, Canada, the United Kingdom and Mexico. We also may expand our international operations in the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and involves significant administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $109.0 million, $112.7 million and $137.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $607.6 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions, acquire customers and hire and retain qualified employees. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging macroeconomic conditions, challenges in the financial services industry and any anticipated or resulting recession. We expect to incur losses for the foreseeable future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. In addition, as a public company, we incur significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $0.9 million as of September 30, 2023. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.

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
Our employees may use certain technological tools and infrastructure that allow us to enhance productivity, such as AI-enhanced chat bot functionality, which can generate code or other content. If we cannot develop or maintain effective policies and controls around the use of AI, or if resulting code or content inadvertently contains malicious or vulnerable data or code, open-source code, infringes upon third-party intellectual property rights or is encumbered by third-party rights, our business and reputation could be harmed. Such use of AI may also result in disclosure of Q2 confidential or proprietary information to the third party providing the AI, or others, and potentially further use or copying by such third parties of Q2's proprietary information.
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
As of September 30, 2023, we had six U.S. patent applications pending and 12 issued U.S. patents. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
We use "open-source" software in our solutions, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open-source licenses or subject us to litigation or other actions that could adversely affect our business.
We currently use in our solutions, and may use in the future, software that is licensed under "open-source," "free" or other similar licenses where the licensed software is made available to the general public on an "as-is" basis under the terms of a specific non-negotiable license. Some open-source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open-source code be licensed in source code form under the same open-source licenses. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our solutions, that our programmers have not incorporated open-source software into our solutions, or that they will not do so in the future. In addition, some of our products may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open-source software without our knowledge. In the past, companies that incorporate open-source software into their products have faced claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open-source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open-source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. As a result of using open-source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our products, limit or discontinue sales or take other remedial action, any of which could adversely affect our business.
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
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions, dispositions or restructuring of our business operations.
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
As of September 30, 2023, we had an aggregate of 58,635,005 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. We have registered 28,275,901 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Since our initial public offering, from time to time we have conducted registered offerings of our common stock. Additionally, as of September 30, 2023 we had an outstanding principal amount of $304.0 million of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes and an outstanding principal amount of $191.0 million of 0.125% Convertible Senior Notes due 2025, or the 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of our convertible notes issued in connection with the offering of the 2026 Notes and 2025 Notes. The amount of our common stock issued in connection with any such issuance could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations and negatively impact the trading price of our common stock.

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
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
David Mehok, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan on August 17, 2023. Mr. Mehok's plan provides for the potential sale of up to 800 shares of the Company's common stock between November 29, 2023 and December 8, 2023.
Kirk Coleman, President, entered into a Rule 10b5-1 Trading Plan on August 30, 2023. Mr. Coleman's plan provides for the potential sale of up to 24,943 shares of the common stock between December 12, 2023 and August 30, 2024, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
On August 30, 2023, John Breeden, Chief Operating Officer, modified a Rule 10b5-1 Trading Plan originally adopted on June 8, 2023 to change the price limits for sales under the plan. As amended, Mr. Breeden's plan provides for the potential sale of up to 91,664 shares of the Company's common stock between December 21, 2023 and March 22, 2024, including (i) the potential exercises of vested stock options and the associated sale of up to 25,397 shares of common stock and (ii) the potential sale of up to 66,267 shares of common stock to be issued upon vesting of restricted stock units, market stock units and performance stock units, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
Non-Rule 10b5-1 Trading Arrangements
In June 2023, the Company adopted a policy pursuant to which any participant in the Company’s equity incentive plans whose transactions are subject to Section 16 of the Security Exchange Act of 1934, as amended, is required to sell, upon the vesting or settlement of any such award, a portion of the shares subject to the award determined by the Company in its discretion to be sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. This mandatory sell-to-cover policy was adopted by the Company as a result of the inability of the Company's captive broker to effect the sell-to-cover transactions pursuant to Rule 10b5-1 Trading Plans.
As described above, each of Messrs. Mehok, Coleman and Breeden are subject to this mandatory sell-to-cover policy. The number of shares to be sold will be determined by the Company, in its discretion, in accordance with its withholding procedures.

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

Q2 HOLDINGS, INC.
November 1, 2023	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

November 1, 2023	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)