Form 10-K
period 2023-12-31
Q2 Holdings, Inc.
filed 2024-02-21
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,801,884,740. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 59,074,211 shares of the registrant's common stock outstanding as of January 31, 2024.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2024 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2023, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•global macroeconomic uncertainties and challenges in the financial services industry and credit markets, including as a result of recent bank failures, inflation and higher interest rates and their potential impacts on our prospects' and customers' operations, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
•the risk of increased or new competition in our existing markets and as we enter new markets or new segments of existing markets, or as we offer new solutions;
•the risks associated with the development of our solutions and changes to the market for our solutions compared to our expectations;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the accuracy of our forecasts;
•the risks and increased costs associated with managing growth and the challenges associated with improving global operations, hiring, retaining and motivating employees to support such growth, particularly in light of recent macroeconomic factors, including increased employee turnover, labor shortages, wage inflation and competition for talent;
•the risks associated with our transactional business which are typically driven by End-User behavior and can be influenced by external drivers outside of our control;
•the risks associated with effectively managing our business and cost structure in an uncertain macroeconomic environment, including as a result of challenges in the financial services industry and the effects of seasonal or other unexpected trends;
•the risks associated with geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks on financial services and other critical infrastructure;
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

•the difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence, or AI, with the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities;
•regulatory risks, including risks related to evolving regulation of AI and machine learning and the receipt, collection, storage, processing and transfer of data;
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
•the risks associated with selling our solutions internationally and with the continued expansion of our international operations;
•the risk that our debt repayment obligations may adversely affect our financial condition and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled "Risk Factors."
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
Item 1. Business.
Overview
Q2 is a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wanting to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions include a broad and deep portfolio of digital banking solutions; digital lending and relationship pricing solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a comprehensive banking as a service, or BaaS, solution which also serves as a cloud-native core, both of which enable innovative companies and financial institutions to integrate unique banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
We have deep domain expertise in developing and delivering advanced digital solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 19 years ago, Q2 began by providing digital banking solutions to regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our collection of solutions now spans digital banking, digital lending and relationship pricing, digital account opening, regulatory and compliance, account switching, data-driven sales enablement, spending insights and portfolio management, and we serve account holders and borrowers across retail, small to medium business, or SMB, and commercial segments, in addition to our open platform solutions and BaaS offerings. As of December 31, 2023, we had more than 1,300 financial institution customers using one or more of our solutions, including more than 40% of the top 100 U.S. Banks and more than 40% of the top 100 U.S. Credit Unions, based on total assets. As of December 31, 2023, we had 450 installed digital banking platform customers, and those customers had approximately 22.0 million account holders registered on our digital banking platform. During 2023, End Users logged into our digital banking platform over 5 billion times and executed over $2.7 trillion in financial transactions. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions and continue to generate a substantial majority of our revenue from sales of our digital banking platform, we intend to draw on our broad product portfolio and deep domain expertise to both further penetrate the digital banking market and drive meaningful expansion activity within our robust customer base across financial services.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End User expectations for more innovative and engaging digital financial experiences. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and enhancing this convergence. We have developed a comprehensive suite of solutions to accelerate and optimize this convergence, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs, and Alt-FIs.
We believe this creates an expanded market opportunity for our business, which we have been thoughtfully evolving for several years. We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our integrated, end-to-end collection of solutions includes retail, SMB and commercial banking, regulatory and compliance, digital lending and relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others. We believe our solutions afford us a distinct competitive advantage, servicing retail, SMB and commercial needs and reflect the culmination of years of strategic development and innovation which in turn has solidified our competitive market position. We believe our expanded solution offerings and the continued growth of our customer base and market opportunity have increased the addressable market for our solutions to greater than $17.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, delivery model, designed to scale with our customers as they grow their business, add End Users on our solutions and expand the breadth of digital services and solutions they offer. On average, Q2 digital banking platform customers have historically grown contracted revenue by approximately 42% within 36 months of implementation. Our SaaS delivery model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
The effective delivery and management of advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive, advanced and regulatory-compliant digital banking and lending services. We also believe that the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital banking and lending solutions uniquely position us to capitalize on the evolving needs and challenges within the financial services industry, enabling us to effectively innovate and adapt our offerings to meet the ever-changing demands of our customers and their End Users. We intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.

We primarily sell our solutions through our direct sales organization and the related revenues are recognized over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved high growth since our inception, including the past three years. We had total revenues of $624.6 million, $565.7 million and $498.7 million in 2023, 2022 and 2021, respectively. We have invested, and intend to continue to invest, to grow our business by adding delivery and support resources aligned with our growth, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and expanding our sales and marketing activities. We incurred net losses of $65.4 million, $109.0 million and $112.7 million in 2023, 2022 and 2021, respectively.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 10355 Pecan Park Boulevard, Austin, Texas 78729. Our telephone number is (833) 444-3469.
Industry Background
The financial services industry is intensely competitive and rapidly changing, marked by a dynamic landscape where financial institutions and other financial services providers will have new roles and interdependencies and require new technology, partnerships, and business models to create differentiation and lasting value.
The ubiquity of mobile and tablet devices and the proliferation and adoption of new, innovative financial experiences offered by FinTechs and other financial services providers are dramatically changing the financial services market.
The ubiquity of mobile and tablet devices and End Users' increasing expectations for innovative digital services have driven increases in the number of financial services providers, greater fragmentation of the financial services market and a broadening set of new and innovative digital financial services. End Users, spanning retail, SMB and commercial, expect to transact and engage digitally with financial services providers anytime, anywhere and on any device, and seamlessly across devices. Financial services providers similarly must be able to digitally manage End Users' financial experiences anytime, anywhere and on any device, with a focus towards improving operating efficiency and enhancing End-User acquisition, engagement and retention. FinTechs and Alt-FIs recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their customers place in them, drive deeper engagement with those customers and generate additional revenue. These changes in the financial services market and in End-User and customer expectations create challenges and opportunities for financial institutions as well as other financial services providers. Financial institutions and other financial services providers are seeking to address these challenges and opportunities by providing a broadening set of new and innovative digital financial services, solutions and experiences which better align with the expectations of End Users' experience through digital channels.
Substantial investment in prior years in FinTechs and the innovation they bring to the market are increasing End-User demand and expectations for new, more engaging and meaningful digital financial experiences. FinTechs and other financial services providers are nimble, focused on innovation and are less constrained than financial institutions by legacy technology solutions, physical branch locations and regulation. By unbundling traditional banking services and delivering them through new, innovative and compelling experiences, FinTechs are making finance more accessible, engaging and easier for End Users. The innovative offerings of FinTechs are having an outsized impact on the financial services industry, creating substantial competitive pressure on financial institutions to offer similarly compelling financial experiences. Accordingly, financial institutions are increasingly seeking to incorporate best-in-class FinTech solutions into their offerings and operations.
FinTechs and other financial services providers face substantial regulatory hurdles and technology dependencies in incorporating banking into their solutions. The financial services offered by FinTechs and other financial services providers often leverage core banking functions, creating an interdependency between financial institutions and FinTechs and other financial services providers. Financial institutions of all sizes provide two fundamental banking functions among others - they hold NCUA-insured or FDIC-insured deposits and they transfer money. Providing these critical banking functions generally requires a federal or state banking charter, as well as specialized expertise and infrastructure, and subjects the provider to complex regulatory oversight by various authorities. As an example, electronic payment transactions in the United States, other than wire transfers, are conducted as automated clearinghouse, or ACH, transactions, which settle through the Federal Reserve System in most cases, and generally, only financial institutions can obtain the necessary master account with a Federal Reserve Bank to settle transactions. These laws and regulations have existed for decades, are extremely complex, constantly evolving, and require financial institutions to implement and maintain complex and costly operating policies, procedures and technical infrastructure to protect End Users, their deposits and their personal information. These regulatory constraints provide an incentive for FinTechs and other financial services providers to partner with financial institutions rather than making the significant investments in expertise and infrastructure necessary to obtain a banking charter and otherwise become regulatory-compliant.
The confluence of these challenges and opportunities faced by financial institutions and other financial services providers has created an environment in which cooperation, rather than competition, can be the optimal solution. To more deeply engage with their End Users, financial institutions are increasingly seeking to incorporate best-in-class FinTech experiences into their digital offerings, and other financial services providers are increasingly incorporating banking functionality into their offerings. This convergence of factors and interdependency between financial institutions and other financial service providers represents a dynamic landscape in financial services in which financial institutions, FinTechs, and Alt-FIs will have new roles and interdependencies, and will require new technology, new partnerships and new business models.
Security is paramount for digital financial services
The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, requiring financial services providers and their technology providers to continually modify their security protocols. In addition, safeguarding the funds and information of financial service providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated. Successfully securing the digital financial services of financial institutions, FinTechs and other financial services providers requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.
Digital financial services are highly regulated
Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial service providers' operations and, as a result, the business of their technology providers. Compliance of digital financial solutions with these regulatory requirements depends on several factors, including functionality and design, the classification of the financial service provider and its services, and the way the financial service provider and its End Users use the solutions. To ensure compliance with these laws, technology providers and financial service providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial service providers' and their End Users' information, and to undergo periodic audits and examinations. Maintaining such regulatory compliance becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
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
•building, maintaining and upgrading regulatory-compliant solutions and infrastructure can be expensive and time-consuming and require special expertise that can be hard to find and retain;
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
The market for digital financial services is significant
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005, and we intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our integrated, end-to-end collection of solutions includes retail, SMB and commercial banking, regulatory and compliance, digital lending and relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others.
As of December 31, 2023, we had more than 1,300 financial institution customers using one or more of our solutions, including more than 40% of the top 100 U.S. Banks and more than 40% of the top 100 U.S. Credit Unions, based on total assets. Our financial institution customers span from RCFIs to global enterprise banks, demonstrating that our portfolio of solutions gives us access to the full spectrum of financial institutions. We market our digital lending and relationship pricing, fraud detection, risk assessment and compliance solutions to all federally-insured financial institutions on a standalone basis, or in combination with our digital banking platform. We market our digital banking platform primarily to RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs. We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2023, consisted of approximately 9,301 financial institutions with combined assets of $8.9 trillion, representing approximately 35% of the aggregate assets held by the 9,334 total federally-insured financial institutions. RCFIs remain critical to our mission of building stronger and more diverse communities by strengthening their financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make digital lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.
The FinTech and Alt-FI markets consist of thousands of financial services providers globally seeking to provide End Users with new and innovative financial services, experiences and solutions. Our Q2 Innovation Studio offerings, which we market to financial institutions and FinTechs, allow our financial institution customers and other technology partners to integrate financial services to our digital banking platform, allowing financial institutions to quickly and efficiently incorporate the integrated solutions into their offerings and operations. We market Helix to FinTechs, Alt-FIs and financial institutions wishing to incorporate unique banking products and services into their offerings. We also market our Cloud Lending, or CL, digital lending platform and discrete elements of our digital banking platform to FinTechs and Alt-FIs globally.
Based on our estimates of the number of target financial institutions for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking platform, including retail, SMB and commercial banking, regulatory and compliance, as well as digital account opening, account switching, risk management, portfolio management solutions and Q2 Innovation Studio is greater than $11.0 billion. Based on our estimate of the number of target customers of digital lending and relationship pricing services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending and relationship pricing solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, relationship pricing and data-driven sales enablement modules, is greater than $4.0 billion. Based on our estimates of the number of target financial institutions and FinTechs for our Helix solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our Helix solutions including open platform solutions and BaaS, is greater than $2.0 billion. In the aggregate, we believe that the worldwide market for our solutions is greater than $17.0 billion.

Our Solutions
We are a leading provider of digital banking and lending solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and End Users. We offer our solutions to financial institutions, FinTechs and Alt-FIs wishing to incorporate banking into their customer engagement and servicing strategies. Our integrated, end-to-end collection of solutions and services are designed to enable End Users and customers to engage with and manage financial experiences anytime, anywhere, and from any device, across all devices. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
Key Solution Offerings
Our portfolio of digital solutions includes the following key offerings:
•Digital Banking Platform: Our end-to-end digital banking platform supports our financial institution customers in their delivery of retail, SMB and commercial functionalities across digital channels through a single technology platform. Our open digital banking platform now spans onboarding, banking and a vast set of integrations to third-party financial services across the retail, SMB and commercial segments, and provides our financial institution customers with the tools, knowledge, and access necessary to: monitor and optimize End-User acquisition, engagement and retention; customize and extend the platform; and, improve operational efficiencies. In addition, we offer a suite of risk and fraud solutions designed to assist our customers in their effort to safeguard the financial service offerings against fraudulent activities. Our risk and fraud solutions include a streamlined dispute management solution, assisting customers with Regulation E compliance, and including optional fraud alerts functionality for enhanced security. Our risk and fraud solutions also include fraud monitoring and risk reporting capabilities, including real-time validation features to help mitigate fraud. Our risk and fraud solutions serve a critical function in assisting our customers with fraud detection and mitigation and underscore our commitment to delivering innovative technologies that prioritize security and integrity in financial operations. We offer some of the solutions included in our digital banking platform on a standalone basis to financial institutions as well as Alt-FIs and FinTechs.
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
•Lending and Relationship Pricing: Our end-to-end digital lending and relationship pricing portfolio allows our financial institution, FinTech and Alt-FI customers to simplify the End-User experiences of borrowers, accelerate loan decisioning, and reduce operational inefficiencies through digitization and automation of the traditional loan application and underwriting process. Our digital lending and relationship pricing portfolio also provides commercial relationship managers with actionable data-driven insights into an individual commercial End User's entire portfolio, assessing the overall portfolio and individual relationships, highlighting potential concerns and identifying opportunities, and ultimately helping the relationship manager to more effectively price, negotiate and close both commercial loans and depository relationships.
•Helix: Our cloud-native, real-time core processing platform combines the services and functionality necessary for companies and financial institutions to incorporate unique banking services into their digital offerings. Our BaaS Helix solutions allow FinTech and Alt-FI customers to easily and efficiently incorporate highly personalized financial experiences within their digital offerings without having to independently meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services. As a core, Helix allows financial institutions to launch unique and personalized digital banking services.
Key Benefits
Our solutions provide the following key benefits to our customers and their End Users:
•Enhanced and more frequent engagement with End Users: Our solutions provide our customers with a comprehensive view of End-User engagement and activity across devices and channels. The insights made possible by a comprehensive view enable an enhanced, personalized End-User experience, real-time risk and fraud assessment and other analytic features that improve the function and security of our solutions. The breadth of our solutions and quality of the End-User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities. In particular, we believe that engaging with commercial End Users involves unique challenges, and by enabling commercial relationship managers with actionable data-driven insights into commercial End-User relationships, they can better serve their commercial End Users, and increase overall performance.
•Drive End-User loyalty: We believe our customers are able to drive End-User loyalty by increasing their level and quality of End-User engagement. Our customers are able to tailor our solutions by offering individually relevant functionality as well as branded, localized End-User experiences. Our digital banking platform and lending and relationship pricing solutions provide our financial institution customers with a comprehensive view of operational and End-User activity across channels and devices allowing them to look for opportunities to improve End-User engagement and grow their End-User relationships with targeted offerings based on specific behavior. We believe this further strengthens End-User loyalty by enabling our customers to engage End Users through customized and End-User-friendly digital experiences.
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
•SaaS delivery model: We developed our solutions to be cloud-based. Our customers generally subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. We host the majority of our digital banking platform for our digital banking and Q2 Innovation Studio customers in our own data centers. Our digital lending and relationship pricing, Helix and some of our digital banking platform solutions are hosted with industry leading public cloud service providers. Our SaaS delivery model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.
•Regulatory compliance: Our solutions leverage our deep domain expertise and the significant investments we have made in the design and development of our technology infrastructure to meet the stringent security and technical requirements of financial institutions and financial services providers. Customers who use our solutions can satisfy security and technical compliance obligations by relying on the security programs and regulatory certification of our technology infrastructure. By doing so, our customers can mitigate or eliminate the costs associated with building, maintaining and upgrading a compliant environment on their own.
•Real-time security: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our Q2 Sentinel product are able to identify and block suspected fraudulent activity in real-time at the application layer, based on machine-learning and behavioral analytics, and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach is designed to mitigate and more effectively manage the security risks in financial services and helps protect our customers' reputations. We continue to invest in the resiliency and security of our platform and solutions. We believe our security posture, encompassing a private cloud consisting of active-active data centers combined with a state-of-the-art distributed cloud leveraging multiple public cloud vendors differentiates us in the markets we serve.
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
Our Business Strengths
We are highly committed to our mission of building stronger and more diverse communities by strengthening their financial institutions, and support it by focusing on designing, developing and acquiring new, innovative digital banking and other financial services solutions to meet changing End-User expectations. We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally:
•Our purpose-built digital banking platform leads the RCFI digital banking market: We built our award winning digital banking platform to address unique challenges that financial institutions face in providing digital banking services. Our digital banking platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our digital banking solutions enable our financial institution customers to provide a compelling, unified End-User experience to consumer and commercial End Users using a single login anywhere, anytime and on any device. We believe our deep domain experience as a leading provider of digital banking solutions positions us well to provide new, innovative digital banking and other financial services solutions to address the evolving needs and challenges within the financial services industry.
•We have acquired and developed solutions to better serve our financial institution customers and a broader set of global financial service providers including FinTechs and Alt-FIs: Over the past several years, we have expanded our portfolio to include offerings such as digital lending and relationship pricing, Q2 Innovation Studio, Helix, digital account opening, account switching, risk management, data-driven sales enablement, spending insights and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.
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
•We believe Helix serves the rapidly growing market of FinTechs and Alt-FIs incorporating banking into their digital offerings and is well positioned to address the needs of financial institutions looking to drive digital and core transformations: We have been investing in our Helix offerings for several years, and today our Helix platform supports many FinTechs and Alt-FIs, serving more than 15 million End Users. FinTechs and Alt-FIs recognize that incorporating banking into their strategy is an opportunity to leverage the trust that their customers place in them, driving deeper engagement with those customers all while generating additional revenue. As consumer expectations evolve and business needs grow, financial institutions are seeking highly flexible and customizable platforms that allow them to build differentiated financial services solutions, looking to grow their business through innovative technical collaborations, and focusing on automation and scalability to minimize operational burden on their business. We believe our Helix solutions were among the earliest of their type on the market and given the maturity and adoption of our Helix solutions to date, we believe we have a significant competitive advantage in meeting the unique needs of these FinTechs, Alt-FIs and financial institutions through the pairing of our Helix and Digital banking platform.

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
•Our revenues are predictable: To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs. We generally recognize our revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our long-term agreements and our high customer retention, as well as the growth over time in the number of End Users using our solutions, drive the recurring nature of our revenues and provide us with significant visibility into future revenues.
•Established financial stability: We generated cash flow from operations for our most recent full-year and expect to show continued improvement in cash flows from operations in the normal course of business over the long term. Given that some vendors we may compete with have not generated cash flow from operations, we believe our relative financial maturity is viewed as a strength by potential customers as they make their vendor selections. In addition, we feel that our ability to generate cash flow from operations affords us with opportunities to invest and pursue our growth strategy, which may not be as easy for companies who are not generating cash flows from operations.
•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas, which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past 13 years, the Austin American-Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.
Our Growth Strategy
We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users globally and to capitalize on the evolving needs and challenges within the financial services industry. To accomplish this goal, we are pursuing the following growth strategies:
•Further penetrate our large market opportunity: Financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices and resulting proliferation of mobile digital solutions provided through their open developer platforms, End Users are increasingly engaging with financial experiences across a variety of digital channels. Over the past several years, in response to the increasing demand for innovative digital banking and other financial services, we have taken steps to expand our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of financial services providers and their End Users. Through Q2 Innovation Studio, we have opened our digital banking platform, making it easy for financial institutions and other digital solution providers to integrate additional functionality to our platform. We believe that our expanded portfolio of solutions addresses a broader set of customer needs. We intend to further penetrate our large market opportunity and increase our number of financial institution and other financial services provider customers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.

•Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers by selling them additional solutions. Our broad portfolio of solutions gives us access to decision makers across our customers' organizations. Specifically, we sell distinct solutions targeted for purchase by roles such as head of risk, lending, finance, operations, branding and technology. Additionally, the initial term of our digital banking platform customer agreements averages over five years. The breadth of our portfolio of solutions and the duration of our typical initial digital banking platform arrangement provides us with the ability to better understand our customers' businesses, build trust with them and offer them new ways to acquire, engage and retain End Users. In addition, our financial institution customers grow their End User bases organically and through acquisitions of other financial institutions. Our revenues from existing customers continue to grow as they increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. Our investments in digital lending and relationship pricing, BaaS, digital account opening, account switching, open platform solutions, data-driven sales enablement, spending insights and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users.
•Relentlessly innovate to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. We have rapidly grown through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our portfolio of solutions now spans onboarding, digital banking and lending across the retail, SMB and commercial segments. Our integrated, end-to-end collection of solutions includes retail, SMB and commercial banking, regulatory and compliance, digital lending and relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others.
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
Digital Banking Platform
Our digital banking platform allows financial institutions to offer a comprehensive suite of retail, SMB and commercial digital banking services to their End Users through a single technology platform. Our open platform architecture, deep integration with other systems and the multi-tenant aspects of our infrastructure, enable us to develop digital banking solutions that allow our customers to harness the power of the information within their other systems to gain greater insights and to improve the overall security of their End Users and themselves. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to RCFIs.
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

Q2 SMB and Commercial	• Business account opening, onboarding workflow solution supporting SMB through corporate customers with new and existing commercial customer sales
• Full suite of commercial digital banking services to support SMB through corporate customers inclusive of reporting, payment and data security services
• Digital banking support for single and batch ACH processing, payroll, state and federal tax payments and domestic and international wires
• Advanced digital banking solutions to deliver a flexible, efficient, and positive experience for all types of business users, from sole proprietors to enterprise-level account holders
• Allows business End Users to more efficiently manage and execute higher volume and more complex transactions by restricting transactions based on accounts, subsidiaries, approval levels, End-User roles, date and time as well as geographic location
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
• Includes an optional Fraud Alerts module which allows customers to quickly and accurately measure the financial impact of card payments fraud

Centrix Payments I.Q. System	• ACH file monitoring and risk reporting solution
• Simple and intuitive analytical reporting of both originated and inbound ACH activity, including measures designed to safeguard against ACH fraud with calendaring and real-time validation of originated files

Centrix Exact/Transaction Management System	• Tool designed to help financial institutions prevent fraud, focused on the transaction management needs of commercial End Users
• Encompasses check positive pay with payee match, ACH positive pay and full account reconciliation

Q2mobile Remote Deposit Capture	• Partnered solution that allows remote check deposit capture utilizing End Users' camera-ready mobile and tablet devices

Q2 Sentinel	• Real-time security analytics solution designed to help financial institutions detect and block suspect transactions
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

ClickSWITCH	• Allows financial institutions, upon the direction of an End User, to switch the End User's direct deposits to the End User's account with the financial institution

Q2 Spend Manager	• Spend management solution that allows SMB End Users to automate and streamline expense management, resolving cumbersome expense tracking while enabling them to better manage their financial activity
• Allows financial institutions to collect and analyze product-level End User purchase data, enabling the creation of highly differentiated user profiles utilizing AI and machine learning
• Allows financial institutions to present highly targeted behavioral purchase insights to the End User

Digital Lending and Relationship Pricing Solutions
PrecisionLender Solutions
Our PrecisionLender platform is a cloud-based, data-driven sales enablement, relationship pricing and portfolio management solution that allows financial institutions globally to structure and negotiate commercial lending, deposits and fee-based business transactions more effectively. During the negotiation process, the PrecisionLender platform analyzes a financial institution's entire commercial portfolio, and individual relationships, in addition to other external market information, to assess the performance of the portfolio and relationships. Based on such analysis, PrecisionLender provides commercial bankers with actionable insights by highlighting potential concerns and identifying potential opportunities, ultimately allowing them to more efficiently and effectively price, negotiate and close commercial loans, secure deposits and process treasury services. The PrecisionLender platform user experience is enhanced by Andi®, a banking copilot powered by AI and machine learning and one of the industry's largest commercial banking data sets. The PrecisionLender platform includes the following distinct solutions:

Solution	Features
PrecisionLender Platform	• Cloud-based loan pricing and negotiation functionality that provides commercial and SMB relationship managers with actionable insights based on analysis of their commercial and SMB account holder portfolios to efficiently and effectively price and structure commercial loans, deposits and other fee-based banking services

Premium Treasury Pricing	• Optional advanced module to the PrecisionLender Platform that enables commercial and SMB relationship managers and treasury management officers to collaborate on pricing and structuring fee-based banking services, including the modeling of pro forma revenue and expenses

Data Studio	• Managed and configured data environment that provides in depth analysis and reporting of a financial institution's commercial and SMB account portfolios
• Enables commercial and SMB managers to assess performance trends as well as identify cross-sales and other opportunities for improvement

Andi®	• Configurable banking copilot powered by AI and machine learning which accompanies the relationship manager throughout the commercial and SMB loan structuring, negotiating and pricing process
• Provides recommendations along the way leveraging the real-time analysis being performed by the PrecisionLender Platform and one of the industry's largest commercial banking data sets

Cloud Lending Solutions
Our Q2 CL digital lending platform is a cloud-based, end-to-end lending solution that allows financial institutions, FinTechs and Alt-FIs to automate and digitize their lending activities, supporting digital lending applications, scoring, underwriting, servicing and collections for multiple assets classes. The CL digital lending platform allows financial institutions, FinTechs and Alt-FIs to originate and service a wide range of loan types including consumer, commercial, SMB and marketplace, or peer-to-peer. The CL digital lending platform utilizes the Force.com platform and includes the following distinct solutions, which financial institutions, FinTechs and Alt-FIs can use as a complete package or individually to supplement existing operations:

Solution	Features
Q2 CL Portal	• Configurable front-end portal that provides a differentiated borrowing experience for consumer, commercial and SMB loans for borrowers, investors and stakeholders

Q2 CL Originate	• Customer-centric, agile loan origination and underwriting solution
• Designed to meet the needs of consumer, commercial, SMB, marketplace, or peer-to-peer, and lending
• Manages the entire origination and underwriting process including loan file management, workflows, auto-decisioning, parties management, credit memo, credit analysis, approvals and covenants

Q2 CL Loan	• Loan servicing application that automates loan billing, payments, collections, and accounting within one robust and flexible platform
• Manages portfolios, increases transaction volume, and rapidly brings new products to market

Q2 CL Marketplace	• Cloud-based marketplace application designed to handle the complexities of managing the entire online marketplace, or peer-to-peer, loan cycle, including online origination, loan fractionalization, servicing and managing multiple investor portfolios

Q2 CL Collections	• Customer-centric collections application that enables lenders to define and automate collection strategies, optimize customer interaction across channels, lower risk, and reduce technical and operational costs
• Allows lenders to track customer interactions, set priorities and optimize workloads
Q2 Innovation Studio
The Q2 Innovation Studio is a portfolio of technologies and solutions that financial institution customers, FinTechs and other digital solutions providers can leverage to design, develop, and distribute innovative products, services, features, and integrations through Q2's digital banking platform. Q2 Innovation Studio includes an API-based and SDK-based open technology platform that allows our financial institution customers, FinTechs and other digital solution providers to develop unique extensions of and integrations to our digital banking platform. Financial institution customers wishing to customize or supplement our digital banking platform solutions may subscribe to the Q2 Innovation Studio and deploy their own development resources, or utilize certified partners, to develop customized services or unique integrations, allowing them to innovate more quickly and to differentiate their digital brands leveraging our digital banking platform. Additionally, FinTechs and other digital solution providers can use the Q2 Innovation Studio to develop integrations of their financial services offerings to our digital banking platform, allowing our broad set of digital banking platform customers to select from a substantial and growing catalogue of pre-integrated technology partners to quickly and easily deploy the latest financial and other services solutions expected by End Users. Q2 Innovation Studio can significantly reduce the time and cost it takes to bring new offerings to market and create new opportunities for customer and End User engagement and retention. We believe Q2 Innovation Studio facilitates a mutually beneficial ecosystem of financial institutions, FinTechs and other digital solution providers, allowing them to partner, generate new revenue opportunities, and enhance End User engagement.
Helix
Helix allows FinTechs, Alt-FIs and financial institutions to incorporate unique banking services into their digital offerings, allowing them to easily and efficiently incorporate highly personalized financial experiences within their digital offerings and meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services. Helix combines a cloud-native, real-time core processing platform with the services necessary to support it, including integrated issuer processing, identity verification technologies and the banking services of one of Q2's financial institution partners. These financial institution partners provide the highly-regulated banking services which FinTechs and Alt-FIs cannot offer on their own without a bank charter, including issuing accounts and cards, holding and insuring deposits and moving money on the FinTech's or Alt-FI's behalf.

Implementation Services, Professional Services and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation services, professional services, advisory services and customer support, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers ensuring the rapid deployment and effective utilization of our solutions. We offer customized professional services to assist our customers with their efforts to extend our offerings and differentiate their digital brands. In certain cases, we engage with customers for more tailored, premium professional services, or Premier Services, with select established customers resulting in a deeper and ongoing level of engagement with them. Under certain circumstances for our CL digital lending solutions, we also partner with third-party professional system integrators to support our customers in the installation and configuration process. These implementation teams develop and execute a coordinated implementation plan for our customers centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production.
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
Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers cloud-based digital solutions that transform the ways in which financial institutions, FinTechs and other financial service providers engage with End Users. We allocate significant resources to developing and improving our solutions to meet our customers' evolving needs. We monitor and test our solutions regularly, and we maintain a disciplined release process to enhance our existing solutions and introduce new capabilities without interrupting service delivery. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements. Our platform approach supports rapid development and deployment of new features to address evolving market needs. We also enable customers to address their market-specific needs via our extension and integration frameworks, which is a key aspect of our technology strategy.

Technology and Operations
Due to the highly regulated nature of the financial services industry, our digital banking platform combines both multi-tenant and single instance aspects. This structure is designed to meet data security needs, minimize compliance cost and reduce residual risks. Our solutions utilize a multi-tiered architecture that allows for scalability, operational simplicity, security and disaster recovery. We have also developed an internal operations and analytics platform that aggregates and leverages customer instance and End-User experience captured within our solutions to drive future innovation and scale.
We serve our digital banking platform customers from a distributed cloud which combines multiple public cloud vendors and a private cloud consisting of active-active globally-adopted ANSI/TIA-942 Telecommunications Infrastructure Standard data centers managed by a co-location partner. Our digital lending and relationship pricing, Helix and some of our digital banking platform solutions are hosted by cloud-based hosting services. All of our hosting environments are under our security posture and compliance stance. We integrate various solutions together so that it is a seamless experience to our End-Users, minimizing the impact and relevance of any one component on our combined distributed cloud hosting environment. This configuration provides us with a flexible foundation to support our innovation, allowing us to position services on a piecemeal basis to optimize their performance, scale, cost, resiliency and security.
We utilize prevailing industry configurations to minimize service interruptions, and regularly consider and implement improvements to enhance the resiliency of our services, including our improvements to actively distribute services across both data centers. As a result of these improvements, our network infrastructure is fully redundant within each of our data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our digital banking platform customers.
Our digital banking platform has had average uptime in excess of 99.9% since January 2013. We actively monitor our infrastructure 24x7 for any sign of vulnerability, and we seek to take preemptive action to minimize and prevent downtime. Our hosting environments employ advanced measures to enhance integrity and security, from layers of zero-trust network access, design-to-fail architecture, anomaly behavior detection of technical assets, to privileged credential access control. We also use strong endpoint hardening and monitoring to mitigate risk posed by the devices used by our globally distributed workforce.
Our solutions are designed to enforce that End Users are authenticated, authorized and validated before they are granted access, requiring at a minimum, a valid user ID and associated password. Many of our customers also employ other authentication methods such as out-of-band, one-time password delivery to log on to our solutions and hardware cryptographic tokens to authorize transactions. Our layered security model is designed to allow different groups of End Users to have different levels of access to our solutions. Our software development practices require code to be peer-reviewed multiple times before being deployed into production and that our solutions' vulnerability is tested using internal tools prior to release. A Q2 penetration testing team, supported by an independent third party, performs penetration and vulnerability tests on our solutions periodically.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2023, we had seven patent applications pending and 13 patents issued in the U.S. and other countries, with expiration dates ranging from October 2027 to October 2040. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
Our Competition
The market for digital solutions for financial services providers is highly competitive. We believe that the breadth of the comprehensive integrations among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support, pace at which we bring innovation to market, and our unified cloud-based digital banking, digital lending and relationship pricing, Q2 Innovation Studio and Helix solutions distinguish us from the competition.

We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including NCR Voyix Corporation, or NCR Voyix, Alkami Technology, Inc. and Apiture in the online, consumer and SMB banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our digital lending and relationship pricing solutions, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, LLC, nCino, Inc., Finastra, Brilliance Financial Technology, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation in the BaaS and embedded finance markets, and we compete with Finxact, a Fiserv company, Nymbus, Inc. and Thought Machine Group Limited in the cloud-core markets. Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, some of our competitors spend more funds on research and development in terms of absolute dollars.
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
•ability to provide a single platform for consumer, SMB and commercial End Users;
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
•breadth of integrations to third-party financial services;
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
People
As of December 31, 2023, we had 2,315 employees, of which 2,312 were full time employees, 1,703 of which were employed in the United States, and 609 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union nor are a party to a collective bargaining agreement.
At Q2, we are as passionate about our people as we are about our mission. For more than 19 years, Q2 has been recognized and defined by our mission-driven culture. Our mission is to build stronger and more diverse communities by strengthening their financial institutions. Our people are paramount to our success, and we have always operated with a set of principles to help guide us in how we treat one another, run our business and serve our customers, partners and communities. To ensure our continued success, we endeavor to nurture our mission-driven culture by how we grow our teams, define our goals and reward our employees. Our current programs focus on the following key human capital measures and objectives:
Employee Engagement and Culture
Since our founding, our culture has been rooted in our mission. We believe our passion, dedication and commitment towards this mission is a significant differentiator for our customers and employees. At Q2, employees experience a culture that is collaborative, inclusive, kind and fun, and which is firmly grounded in our guiding principles. We weave Belonging and Inclusion into our business functions, strategy and engagement efforts.
Our culture is demonstrated and shared through our employee traditions and customs and daily engagements among our employees and with our customers. We continue to refine our employee engagement programs to meet the continued and changing needs of our Q2 team members, including to accommodate numerous remote and hybrid employees and hybrid working styles. We offer a range of learning and social opportunities, both virtually and remote, with more of our employee engagements returning to Q2 campuses. The role of the campus has evolved to emphasize interaction, which can include formal meetings, informal conversations, brainstorms, social events and other activities that make the most of being together face-to-face.
We fulfill our mission of building stronger and more diverse communities through volunteerism and financial support. We partner with local non-profits that align with our employees' passions. Through hands-on and virtual volunteering, Q2 team members provide care and impact in communities across the globe. Additionally, we use technology and online tools to help promote volunteer opportunities for individual employees and teams. We reward our employees for their community service with donation dollars to share with non-profits of their choice. Through the Q2 Philanthropy Fund, in 2023, we granted $120,000 to nonprofit organizations to help serve their mission in Texas, Nebraska, North Carolina and India. In 2023, our team members reported more than 10,000 hours of community service to approximately 220 different organizations, and our team members and Q2 combined efforts to donate more than $1.3 million to a variety of non-profit organizations across the globe.
We are also focusing our charitable efforts on new causes with Belonging and Inclusion-focused philanthropies, providing opportunities for our team members to learn as well as give back. During 2023, we were fortunate to bring awareness to a variety of important community programs supporting a range of needs, including The Trevor Project which operates the world's largest suicide prevention and crisis intervention organization for LGBTQIA+ youth, and Homes for our Troops, which builds homes for U.S. veterans in need. Our charitable efforts also focus on causes outside of the U.S., including India-based Akshaya Patra Foundation, which strives to address childhood hunger and promote education.
Employee engagement continues to be centered around our mission and supporting our communities. We celebrated Q2's anniversary with a volunteer and giving campaign, and over 1,900 team members joined the initiative by volunteering or donating to support charities addressing food insecurity in communities around the world. We closed out 2023 with a "Spark One Good Thing" initiative, which inspired employees to support charities and causes they are passionate about.
We are committed to our annual company-wide engagement surveys and thoroughly analyze their results, including through the use of third-party analytics, to ensure we hear our employees and understand their input and feedback. Additionally, we conduct pulse surveys throughout the year to supplement our annual engagement surveys, which helps us more promptly enhance employee programs and benefits. In 2023, we launched employee focus groups to collect qualitative feedback from employees. Our leadership team routinely considers the feedback from our employee engagement surveys, both positive and constructive, and focuses on implementing employee-suggested changes to become an even better place to work.

Q2 has been recognized by the Austin American-Statesman as a Greater Austin Top Workplace for 13 consecutive years and in 2023, Q2 was also recognized as a Top Workplace USA based on survey responses from employees across the country.
Our culture and commitment to inclusion is visible across our organization and highlighted through a host of initiatives, programs and groups including the following:
•our portfolio of company-wide events and forums that foster connections to the organization and one another;
•our employee volunteer groups focused on culture, wellness, and charitable causes that help create opportunities for employees to support causes to make a difference in the workplace and local communities;
•partnerships with industry leaders to bring networking and learning opportunities for our Q2 team members;
•adding new Q2 employee resource groups, or ERGs;
•promoting a work environment that encourages employees to express their ideas and perspectives, and one which gives employees easy access to leaders, including executives;
•supporting external community-based Belonging and Inclusion-focused causes and organizations;
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
Through our sponsorship of Q2 Stadium and our partnership with Austin FC, Austin's major league soccer team, we are able to extend Q2's philanthropic footprint through volunteering and fundraising events, and offer meaningful team-building experiences, including:
•support of three central Texas nonprofits dedicated to underserved communities, totaling $150,000 in grants;
•$100,000 in an annual entrepreneurial sponsorship, providing funding to a minority-owned startup;
•our 2023 Dodgeball tournament for the Juvenile Diabetes Research Foundation, held at Q2 Stadium, that raised more than $125,000;
•volunteering over 800 employee hours through Q2 Stadium volunteer opportunities, benefiting regional nonprofits; and
•providing more than 1,000 Austin FC game-day experiences for our employees and a variety of customers and non-profit partners.
We embrace the diversity of our employees, partners, customers, other stakeholders and the communities we collectively serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. We have a history of growing talent internally and providing opportunity for growth to a diverse group of employees. We continue to evolve our practices and operating procedures, looking for new ways to identify and mitigate bias within our organization. In addition to our first three ERGs, Q2 Women, Black Q2 and Q2 Pride, in 2023, we launched Gente de Q2, focusing new community support for Latino team members. Most recently, we announced the Q2 Veterans and Allies ERG. Each ERG has executive leadership support, a mission statement and volunteer leadership roster. All employees are invited to participate and volunteer in any of our ERGs and their events.

The following tables represent the diversity statistics of our workforce. Gender numbers reflect Q2's global workforce, and race and ethnicity data is for U.S. only. Gender and ethnicity are self-identified. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2023 reflected the following:

	Female	Underrepresented Racial/Ethnic Group
Overall	33.8%	29.5%
Director-level roles and above	35.4%	18.0%
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 career and to accelerate their time to productivity, including deep dives into our culture, products, markets as well as our Code of Business Conduct and Ethics, our values and our 10 Guiding Principles. Once employees are onboarded, we focus on ways to further develop their skills and careers at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses, offered on-demand and in facilitated live learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. In 2023, our team members completed over 110,000 hours of training. We believe leading our employees is one of the greatest acts of trust we can show to our managers, and accordingly all managers go through training to enable them to effectively perform as leaders. We offer leadership development resources and programs for all leaders at all experience levels, have created leadership competencies based on our guiding principles to help frame our leadership development programs and continue to build tools to continually advance leaders' capabilities to develop and scale their teams. Globally, we are invested in higher education through internship programs that target colleges and universities. Our U.S. college intern program hosts students working across nearly all functions at Q2. Working primarily on Q2 campuses, interns benefit from a 10-week summer program that includes on-the-job learning, a targeted curriculum and community service opportunities.
We offer development experiences in a variety of formats, facilitated in both classroom style and asynchronous on-demand opportunities available to all Q2 team members. We offer role-specific training, ongoing professional skills development, inclusion skills, and we collaborate with other learning partners to create a wide portfolio of learning resources. We also have launched new online learning experiences to better target digital training resources for employees at any point in their Q2 career journey, from new hire through career development. In 2023, our most senior leaders participated in a development program to continue to develop our strong leadership bench and ensure cross-functional collaboration on strategic business opportunities.
Talent Acquisition
We work diligently to attract great talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with world-class universities, professional associations and industry groups to proactively attract talent. To attract talent, we have a strong employee value proposition that leverages our mission-driven culture, collaborative working environment, competitive pay structures and growth opportunities. We are proud that for fiscal year 2023, over 20% of our requisitions were filled internally, utilizing our strong internal talent pipeline, in addition to building the external talent relationships needed to support our company strategy. We continually strive to develop and maintain a broad-based recruiting pipeline representing a diversity of perspectives and experience, with an emphasis on using objective measurements in our hiring process.

Compensation and Benefits
Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward talented mission-aligned employees who must operate in a fast paced, highly-competitive, and technologically-challenging environment, commensurate with their roles and contributions. For our director-level and above employees, as well as all of our sales personnel, we seek to do this by linking annual changes in compensation to overall company performance, and where applicable, each individual's contribution to the results achieved. The emphasis on overall company performance is intended to align such employees' financial interests with the interests of our stockholders, particularly as it relates to our long-term incentive plans. We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits offered are: defined contribution retirement plans, including employer contributions; employee stock purchase plan; medical insurance, prescription drug benefits, dental insurance, vision insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts with employer contributions, flexible spending accounts, legal insurance and pet insurance.
Employee Well-Being
We are committed to the health, safety and well-being of our employees. In addition to traditional employee benefits, we offer a number of innovative benefits to support the physical, mental and financial health of our employees. These include, among many other things: virtual wellness clinics and classes; global fertility benefits; our Q2 Compassion Fund, which is designed to help team members facing financial hardship immediately after natural disasters or unforeseen personal hardships; online tools that assist employees with their physical and mental health; and special events with outside vendors and participants focusing on employee well-being. We also provide global access to an Employee Assistance Program (EAP) connecting our employees and anyone living in their household with access to a variety of resources, including mental health and counseling, work life balance and online legal resources.
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
Our customers and prospects are subject to extensive and complex regulations and oversight by regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of our customers' operations and, as a result, our business. Our solutions must enable our customers to comply with applicable requirements such as the following:
•the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act;
•the Electronic Funds Transfer Act;
•Mobile Banking Guidance;
•the Electronic Signatures in Global and National Commerce Act;
•federal, state and other usury laws;
•the Gramm-Leach-Bliley Act, or GLBA;
•the Fair Credit Reporting Act;
•the Americans with Disabilities Act, or ADA;
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
We are subject to periodic examination by regulators under the authority of the FFIEC under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, information technology audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The FFIEC has broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions customers may request the open section of the report of examination through their lead examination agency.
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
The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our customers, and the way our customers and their End Users utilize our solutions. To comply with our obligations under these laws, we are required to implement operating policies, programs and procedures to protect the privacy and security of our customers' and their End Users' information and to undergo periodic audits and examinations.
Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access and transmit certain types of data, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, GLBA, CCPA, CPRA and GDPR, and other federal, state, and other international data privacy, security, and protection laws and regulations designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain of these laws may, in some circumstances, require us to notify affected clients of security and privacy breaches of computer databases that contain their End-Users' personal information. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws and regulations evolve regularly, requiring us to adjust our compliance program on an ongoing basis.
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

Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:
•the challenging macroeconomic environment and challenges in the financial services industry, including impacts on our customers' purchasing decisions on products and services and the related demand for our solutions relative to our expectations;
•focusing on the financial services industry, and particular customer segments therein, and any geographies where we have general customer concentration and the potential for any economic downturn or consolidation in such industry, segments or geographies to adversely affect our business;
•our ability to manage our growth;
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
•evolving technological requirements, enhancements and additions to our solution offerings, including artificial intelligence;
•our sales and marketing capabilities, including partner relationships;
•dependency on our management team and other key employees and recruiting and retaining talent;
•increased costs associated with managing growth and the challenges associated with labor shortages, turnover, labor cost increases and competition for talent;
•international operations;
•mergers and acquisitions or strategic investments;
•our revenue recognition method and the relative impacts of changes in subscription rates on implementation costs;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the accuracy of our forecasts and the market data we use;
•our history of net operating losses and potential limitations on our ability to utilize our net operating loss carryforwards;

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
Risks Related to our Operations, Industry and the Markets We Serve
Unfavorable conditions or uncertainty in the financial services industry or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers and their End Users. General macroeconomic and geopolitical conditions such as inflation, higher interest rates, a recession or economic slowdown in the United States or internationally, the conflicts in and around Ukraine, the Middle East and other parts of the world, or political uncertainty or discord, including related to the 2024 U.S. presidential election, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions can affect the amount and growth rate of information technology spending in the financial services industry and could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, decrease their information technology spending budgets, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Economic uncertainties, whether relating to general macroeconomic and geopolitical conditions or challenges in the financial services industry, including specifically related to discretionary spending, have the ability to limit the growth of our business and negatively affect our operating results. Uncertain economic and global conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and public cloud providers. As a result, we may be unable to continue to grow or to grow at a similar rate in the event of future and sustained economic slowdowns.

We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from higher interest rates, inflation, bank failures and related challenges in the financial services industry and slowdowns in the economy, financial markets and credit markets have had and could continue to have an impact on account holders or End Users of our solutions and on our customers' prospects and our business sales cycles, our prospects' and customers' spending decisions. Downturns in the financial services industry and unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, have and may continue to cause our customers or prospective customers to delay or reduce their spending on solutions such as ours or seek to terminate or renegotiate their contracts with us, including in either case as a result of insolvency or bankruptcy. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have been and may continue to be impacted by challenges in the macroeconomic environment and financial services industry. Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns a limited number of financial institutions have failed. Moreover, recent bank failures have created market disruption and uncertainty for the financial services industry, in particular among RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions, including deteriorating performance of loan portfolios, capital constraints due to more stringent reserve requirements, and elevated levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators are giving commercial real estate lending greater scrutiny and may require financial institutions with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies, portfolio stress testing and may also require them to hold higher reserves. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur. And longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of End Users or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
If we fail to manage our growth effectively or experience an unexpected decline in our growth rate, we may be unable to execute our business strategy, maintain high levels of service and customer satisfaction or adequately address competitive challenges, and our financial performance and operating results may be adversely affected.
Since our inception, our business has experienced high growth, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. We intend to further expand our overall business, customer base, and number of employees. The growth in our business, our management of a growing international workforce and customer base and the stress of such growth on our internal controls and systems generally requires substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management's resources and operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and maintain high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader and larger set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.

Our sales cycle can be unpredictable, time-consuming and costly, which could harm our business and operating results.
Our sales process involves educating prospective customers and existing customers about the use, technical capabilities, implementation timelines and benefits of our solutions and services. Prospective customers, especially larger financial services providers, often undertake a prolonged evaluation process, which typically involves not only our solutions, but also those of our competitors and lasts from six to nine months or longer. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales opportunities that come from our partners and resellers.
Events affecting our customers' businesses have and may continue to occur during the sales cycle that could impact the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. In recent periods, we have observed a decline in customer demand relative to our expectations for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging macroeconomic conditions. We have also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. We expect these trends to continue in 2024, or until the macroeconomic conditions and the health of the financial services industry improves. Additionally, we may experience challenges associated with accurately predicting the impacts of any macroeconomic downturn, or challenges in the financial services industry, on our customers and their End Users. In particular, the impacts of any downturn on Alt-FIs and FinTechs and our arrangements with them are difficult to accurately predict, as Alt-FIs and FinTechs may have particular vulnerabilities to a macroeconomic downturn, and our arrangements with FinTechs represent a more variable revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions where the majority of recurring revenue is associated with contractual commitments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.
If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services has been dramatically changing, and we do not know whether financial institutions and other financial services providers will adopt or continue to adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. Many financial service providers have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. For financial service providers, switching from one provider of solutions (or from an internally developed legacy system) to a new provider is a significant endeavor. Many potential customers believe switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). Furthermore, some financial institutions may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which could harm our operating results. We attempt to overcome these concerns through value enhancing strategies such as a flexible integration process, continued investment in the enhanced functionality and features of our solutions, and investing in new innovative solutions. If financial service providers are unwilling to transition from their current systems, the demand for our solutions and related services could decline and adversely affect our business, operating results and financial condition.
Our future success also depends on our ability to sell new solutions and enhanced solutions to our current and new customers. As we create new solutions and enhance our existing solutions to support new customer types, technologies and devices, these solutions and related services may not be attractive to customers. If the market for our solutions does not continue to evolve in the manner in which we believe it will or if our newer solutions are not adopted by our current and prospective customers, our future business prospects may be negatively impacted. In addition, promoting and selling new and enhanced solutions may require increasingly costly sales and marketing efforts, and if customers choose not to adopt these solutions, our business could suffer.

If we are unable to attract new customers, continue to broaden our existing customers' use of our solutions or renew existing relationships with customers or technology partners, our business, financial condition and results of operations could be materially and adversely affected.
To increase our revenues, we will need to continue to attract new customers and encourage current customers to expand the utilization of our solutions or agree to price increases associated with existing solutions. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, customers failing to meet their End User growth projections, decreases in the number of customers, decreases in usage of our solutions by End Users, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other competitors and general economic conditions. We cannot assure you that our current customers will renew or expand their use of our solutions. If we are unable to attract new customers or retain or attract new business from current customers or technology partners, our business, financial condition and results of operations may be materially and adversely affected.
We may encounter implementation challenges, particularly as the number, size, type and complexity of customers that we serve increase and change, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We have and may continue to face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations for larger customers with more complex requirements in their hardware, software and network infrastructure needs. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers in some cases may require complex acceptance testing related to the implementation of our solutions. Implementations often involve integration with or conversion of customers off of systems and services of third parties over which we do not have control. We may also face implementation challenges if we fail to accurately forecast or provision the necessary time and resources, including qualified talent, particularly following periods of increased sales success or restructurings impacting our implementation teams. Implementation delays may require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. Losses of End Users or any difficulties or longer implementation processes, including risks related to the timing and predictability of sales of our solutions, could cause customers to delay or forgo future purchases of our solutions.
Our business could be adversely affected if our customers are not satisfied with our solutions, particularly as we introduce new products and solutions, or our systems, infrastructure and resources fail to meet their needs.
Our business depends on our ability to satisfy our customers and meet their business needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems or resources could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates for existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships or technology partners, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.

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
We believe that a strong brand is necessary to continue to attract and retain customers. We need to maintain, protect and enhance our brand in order to expand our customer base. This depends largely on the effectiveness of our marketing efforts, our ability to provide reliable solutions that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to implement and support our solutions, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our solutions and their capabilities from competitive products and services, which we may not be able to do effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. Our brand promotion activities may not generate customer awareness or yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand. If we are unable to maintain or enhance customer awareness in a cost-effective manner, our brand and our business, financial condition and results of operations could be materially and adversely affected.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including NCR Voyix Corporation, or NCR Voyix, Alkami Technology, Inc. and Apiture in the online, consumer and SMB banking space and Finastra, ACI Worldwide, Inc. and Bottomline Technologies (de), Inc. in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Inc., Jack Henry and Associates, Inc. and Fidelity National Information Services, Inc., or FIS. With respect to our digital lending and relationship pricing solutions, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, LLC, nCino, Inc., Finastra, Brilliance Financial Technology, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, LLC, Marqeta, Inc. and Green Dot Corporation in the BaaS and embedded finance markets, and we compete with Finxact, a Fiserv company, Nymbus, Inc. and Thought Machine Group Limited in the cloud-core markets. Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend more funds on research and development.

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
If we are unable to compete in this environment, sales and renewals of our solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the markets for our solutions, competition could intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets as we enter new markets or sections of a market with larger or different customers and new solutions. Our industry has also experienced recent consolidations which we believe may continue. Any further consolidation our industry experiences could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.
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
The functionality of our solutions depends on our ability to integrate with other third-party systems and services used by our customers, including core processing software and, in the case of our Helix solutions, banking services. Certain providers of these third-party systems or services also offer solutions that are competitive with our solutions and may have an advantage over us with customers using their software by having better ability to integrate with their software and by being able to bundle their competitive products with other applications used by our customers and prospective customers at favorable pricing. We do not have formal arrangements with many of these third-party providers regarding our access to their APIs to enable these customer integrations. We also resell numerous third-party services and market integrations to many third-party services, including services and integrations offered through our Q2 Innovation Studio solution.
Our business and reputation may be harmed if any such third-party provider:
•changes the features or functionality of, or fails to make updates to its services, applications and platforms in a manner adverse to us;
•discontinues or limits our solutions' access to its systems or services;
•suffers a security incident or other incident, including one that requires us to discontinue integration with its systems, or services or results in a compromise of our systems or services;
•experiences staffing shortages or other operational challenges, including as a result of challenging macroeconomic conditions, which interferes with their ability to implement or adequately support an integration with our solutions;
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

Such events or circumstances could delay, limit or prevent us from integrating our solutions with these third-party systems or services, which could impair the functionality of our solutions, prohibit the use of our solutions or limit our ability to sell our solutions to customers, each of which could harm our business. If we are unable to integrate with such third-party systems or services because of changes to or restricted access to the systems or services by such third parties during the terms of existing agreements with customers using such third-party systems or services, we may not be able to meet our contractual obligations to customers, which may result in disputes with customers and harm to our business. In addition, if any such third-party providers experience an outage, our solutions integrated with such systems or services may not function properly or at all, and our customers may be dissatisfied with our solutions. If the systems or services of such third-party providers have performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solutions and our business may be harmed. Although we or our customers may be able to switch to alternative technologies if a provider's systems or services were unreliable or if a provider was to limit customer access and utilization of its data or the provider's functionality, our business could nevertheless be harmed due to the risk that our customers could reduce their use of our solutions.
Our business faces significant risks from diverse security threats. If our security measures or the security measures of our customers or third-party providers on whom we rely are compromised, unauthorized access to our systems or customer data is otherwise obtained or financial transaction fraud involving our solutions goes undetected, our systems and solutions may not be secure or may be perceived as not being secure or adequate, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities, regulatory enforcement, fines or other consequences.
Certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also regularly have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security and privacy events that impact the integrity, availability or privacy of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, including an increasing number of integrations to third party solutions, there is a risk that configurations of, or defects in, the solutions or errors in their development or implementation could create vulnerabilities to security and privacy breaches. There have been and will continue to be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their End Users, and any successful attempts could disrupt our or our customers' operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solutions to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers, and we may not be able to identify vulnerabilities in such third-party practices and policies. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies, procedures or overall business operations or a breach of a third-party provider's software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of confidential information, litigation, regulatory enforcement, fines, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, harm our business and result in increased volatility in our stock price. Our business and operations, as well as those of our customers and third-party providers, are continuously exposed to a broad range of internal and external threats such as cyber-attacks, ransomware attacks, account take-over attacks, hijacking, organized cybercrime, financial transaction fraud, fraudulent representations, malicious code (such as viruses and worms), phishing, employee errors or omissions, employee theft or misuse, denial-of-service attacks and other malicious Internet-based activity. These internal and external threats continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such threats or attacks. In addition to traditional computer "hackers," sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, including increased threats from the use of artificial intelligence, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions, or use them to facilitate financial transaction fraud.

In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to the data of our customers and their End Users. In addition, there may be a heightened risk of state-sponsored cyberattacks or cyber fraud during periods of geopolitical uncertainty, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events, such as phishing attacks, and other security challenges as a result of some of our employees and our service providers working remotely from non-corporate managed networks. Increased risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our solutions, systems and infrastructure or the products, systems and infrastructure of our customers or third parties upon which we rely and the resultant costs and liabilities may cause failure or inability to meet our customers' expectations with respect to security and confidentiality and could harm our business and seriously damage our reputation and affect our ability to retain customers and attract new business. Our systems and operations are also subject to inherent internal threats from employees or contractors such as unauthorized information access or disclosure and asset misappropriation, including as a result of inadequate access management. While we endeavor to counter these threats through processes designed to identify and monitor potentially risky behaviors, including data loss prevention and access rights management protocols, no risk mitigation strategy can entirely eliminate the risks posed by internal threats.
As cyber threats have evolved and continue to evolve, vulnerabilities in our solutions and information technology systems have been and will in the future be detected, and we expect to expend additional resources to continue to modify or enhance our layers of defense to remediate such vulnerabilities. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers' and our third-party providers' software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Our and our customers' and third-party providers' ability and willingness to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Customer utilization of older versions of our solutions can increase the risk and complexity of security vulnerabilities and the resources and time required to address them.
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
Our solutions are inherently complex and from time-to-time have had and may in the future contain defects or errors, particularly when first introduced or as new functionality is released. The volume and dollar amount of payment transactions and interest, principal or balance amounts that we, our customers and our third-party partners process and calculate is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. These transactions often involve significant End User payments, the timely processing of which is crucial for the End Users. Certain of our solutions also calculate dollar amounts, including interest, principal, remaining balance and payment amounts on loans, and in certain circumstances our solutions serve as the system of record on which our customers rely to instruct and inform End Users of amounts they must pay and their associated remaining balances. Additionally, certain of these solutions are designed to be configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solution. From time-to-time we discover, and may in the future discover, defects or errors in our solutions or the solutions of our third-party partners, as well as unanticipated processing errors resulting from customer use or behavior. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third-party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
Such errors, defects, other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, can be costly and complicated for us to remedy, cause damage to our customers' businesses and to their End Users and harm our reputation. Additionally, certain of our solutions are hosted by our customers or third-party resellers, resulting in our inability to directly access and monitor the data being processed by and our customers' use of such solutions. When any such solutions being hosted by our customers or third-party resellers encounter errors, defects or other performance problems, it can be difficult and costly to assess the issues properly and apply fixes, including because we must rely on the assistance and records of our customers or third-party resellers, as applicable. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation, increased regulatory oversight, fines or penalties, adverse publicity and brand damage. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
Moreover, software development is time-consuming, expensive, complex and requires regular maintenance. Unforeseen difficulties can arise. If we do not complete our periodic maintenance according to schedule or if customers are otherwise dissatisfied with the frequency or duration of our maintenance services, customers could elect not to renew, or delay or withhold payment to us or cause us to issue credits, make refunds or pay penalties. Because our solutions are often customized and deployed on a customer-by-customer basis, rather than through a multi-tenant SaaS method of distribution, applying bug fixes, upgrades or other maintenance services may require updating each instance of our solutions, including a variety of different versions of our solutions. This could be time consuming and cause us to incur significant expense and may require the involvement of our customers, which potentially increases the technical delivery risk. We might also encounter technical obstacles, and it is possible that we discover problems that prevent our solutions from operating properly. As a result of the complexity of our solutions and the complex needs of our customers, our customers depend on our technical resources to develop reliable and secure solutions and to resolve any technical issues relating to our solutions. Our ability to deliver our solutions is dependent on our software development lifecycle management processes, including with respect to our change management processes, which impact our ability to effectively develop our solutions and to identify, track, test, manage and implement changes to our solutions. As a result, our solutions require an ongoing commitment of significant resources to maintain and enhance them and to develop new solutions in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could seek to cancel their agreements with us and assert liability claims against us, which could damage our reputation, impair our ability to attract or maintain customers, harm our results of operations or have an adverse impact on our financial performance.

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
Any errors or defects in the hardware, services or software we use could result in errors, interruptions or a failure of our solutions. Although we believe that there are alternatives, any significant interruption in the availability of all or a significant portion of such hardware, services or software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Furthermore, such hardware, services and software may not be available on commercially reasonable terms, or at all. The loss of the right to use all or a significant portion of such hardware, services or software could limit access to our solutions. Additionally, we rely upon third parties' abilities to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. We may be unable to influence changes to such third-party technologies, which may prevent us from rapidly responding to evolving customer requirements. We also may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our solutions in the event that such software becomes obsolete or incompatible with future versions of our solutions or is otherwise not adequately maintained or updated.
We depend on data centers and public clouds operated by third parties and third-party Internet service providers, and any disruption in the operation of these facilities, services or access to the Internet have in the past and could continue to adversely affect our business.
We currently host the majority of our digital banking platform solutions from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our digital lending and relationship pricing solutions, Helix solutions and some of our digital banking platform solutions are hosted by cloud-based service providers, including Amazon Web Services and Microsoft Azure. The owners and operators of these current and future facilities and cloud-based hosting services do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We have experienced, and may in the future experience website disruptions, outages and other performance problems with these data centers and third-party hosting providers. These problems may be caused by a variety of factors, including infrastructure changes, hardware failures, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. We have made investments in additional data center capacity to increase the processing capacity of our online banking platform to minimize any future delays, and we continue to make additional incremental investments to further enhance our hosting infrastructure and support. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these data center facilities and cloud-based service providers, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support, and may be required to pay refunds to our customers based on service level agreement (SLA) provisions in their contracts.

We also depend on third-party Internet service providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet service or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events, we could experience disruption in our ability to offer our solutions and adverse perception of our solutions' reliability, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation. Prolonged interruption in the availability, or reduction in the speed or other functionality, and frequent or persistent interruptions in our solutions could cause customers to believe that our solutions are unreliable, leading them to switch to our competitors or to avoid our solutions, which could also harm our business and reputation.
We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our CL digital lending platform customers encounter problems with it, we may be required to replace Force.com with another platform, which could be difficult and costly.
Our CL digital lending platform runs on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges to our customers. Salesforce.com may discontinue or modify Force.com or increase its fees or modify its pricing incentives for our customers. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from our CL digital lending platform until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our customers and we may be subject to breach of contract or other claims from our customers.
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, our CL digital lending platform will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform or its operations generally, they will reflect poorly on us and the adoption and renewal of certain of our CL digital lending platform and our business may be harmed.
If we fail to provide effective customer training on our solutions and high-quality customer support, our business and reputation would suffer.
Effective customer training on our solutions and high-quality, ongoing customer support are important to the successful marketing and sale of our solutions, for the renewal of existing customer agreements and for the remediation of any defects or issues with our solutions or the manner in which they are being used. Providing this training and support requires that our customer training and support personnel have Q2 solutions and financial services knowledge and expertise, which can make it difficult for us to hire qualified personnel and scale our training and support operations. The demand on our customer support organization has and will continue to increase as we expand our business, offer new and more complex solutions and pursue new and larger customers, and such increased support could require us to devote significant development services and support personnel, which could strain our team and infrastructure and reduce our profit margins. From time to time, customer support cases can include product issues or defects which involve inconvenience or financial harm for our customers or End Users. If we do not help our customers quickly resolve any post-implementation product or support issues and provide effective ongoing customer support, our customers or End Users may incur further inconvenience or may not be able to remediate or limit resulting financial harm, and our ability to sell additional solutions to existing and future customers could suffer and our reputation could be harmed.
Consequences related to our development and use of AI may result in reputational harm or liability.
We currently incorporate AI capabilities into certain of our solutions and we anticipate further utilization of AI in our solutions in the future. As with many innovations, AI presents risks, challenges, and unintended consequences related to its development, adoption and use that could adversely affect our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the accuracy and acceptance of AI-based solutions or cause harm to individuals or customers. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI-based solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or which contain errors or bias or infringe upon the rights of third parties, we may experience competitive, brand or reputational harm or legal or regulatory action. Further, incorporating AI into our solutions may increase our risk of litigation and risk of non-compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will become remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business or entirely limit our ability to incorporate certain AI capabilities into our solutions.

We also currently utilize AI for certain internal functions and in operating our business and we anticipate expanding our use of AI for these purposes, which presents risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support and internal controls related to their use. Use of AI for business operations also involves the risk of infringing third-party intellectual property rights. Further, dependence on AI may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.
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
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to maintain and potentially expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth may depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals, as well as our ability deploy our existing sales and marketing resources efficiently. New hires may require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the bookings and revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.
In addition to our direct sales team, we also extend our sales distribution through formal and informal relationships with referral partners and resellers. While we are not substantially dependent upon referrals and sales from any partner, our ability to grow revenue in the future may depend upon continued referrals from our partners and growth of the network of our referral partners. These partners are under no contractual obligation to continue to refer business to us, nor do these partners have exclusive relationships with us and may choose to instead refer potential customers to our competitors. We cannot be certain that these partners will prioritize or provide adequate resources for promoting our solutions or that we will be successful in maintaining, expanding or developing our relationships with referral partners. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their solutions or prevent or reduce subscriptions to our solutions either by disrupting our relationships with existing customers or limiting our ability to win new customers. Establishing and retaining qualified partners and training them with respect to our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners or if we are unable to maintain successful relationships with them, we may lose sales opportunities and our revenues could suffer.

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
If we fail to attract, hire and integrate qualified new employees, motivate and retain existing personnel, or maintain a highly skilled and diverse global workforce, our business and future growth prospects could be harmed. Competition for executive officers, software developers and other employees in our industry is intense. In particular, we compete with many other companies for executive officers, software developers with high levels of experience in designing, developing and managing software, as well as skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. We have from time-to-time experienced difficulty in hiring, training and retaining highly skilled employees with appropriate qualifications, resulting in difficulty managing personnel costs due to competition for talent and the related pressure to improve employee benefits and compensation to remain competitive. We may continue to experience inflation in the wages we have to pay to hire and retain qualified employees in future periods. A sustained labor shortage or additional increases in turnover rates within our employee base could lead to further increased costs, such as increased wages or other compensation to attract and retain employees and could negatively affect our ability to support our operations and our plans for future growth. We continue to hire personnel in countries where technical knowledge and other expertise are offered at lower costs than in the U.S., which increases the efficiency of our global workforce structure and reduces our personnel related expenditures. Nonetheless, as globalization continues, competition for employees in these countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses. We intend to continue to expand our international operations, which will require significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase sufficiently to offset these expected increases in costs, causing our results to suffer.
Because our long-term success depends on our ability to operate our business internationally, our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, Canada, the United Kingdom and Mexico. In recent years, we have expanded our international operations in order to maintain an appropriate cost structure, access a broader talent pool and meet our customers' needs, which has included opening offices in new jurisdictions. Our continued expansion efforts may involve expanding into less developed countries, which may be subject to political, social or economic instability and have less developed infrastructure and legal systems. The continued international expansion of our operations requires significant management attention and financial resources and involves significant administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
•failure to recruit, onboard, build and retain a talented and engaged global workforce;
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
We have completed, and may in the future evaluate and consider, potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses and additional channels of distribution. Negotiating any acquisition, investment or alliance, or any divestiture opportunity, can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. We may not be able to find and identify desirable additional acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target or identified purchaser for divestiture opportunities. Consequently, these transactions, even if undertaken and announced, may not close.

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
We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model and the proportion of our subscription revenues to our total revenues also make it difficult for us to rapidly increase our revenues through additional sales in any period.
Additionally, we recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize a substantial portion of implementation expenses as incurred even though we recognize the revenues over extended periods. As a result, we may report poor operating results in periods in which we are incurring higher implementation expenses related to revenues that we will recognize in future periods, including implementations for larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs. Alternatively, we may report better operating results in periods due to lower implementation expenses, but such lower expenses may be indicative of slower revenue growth in future periods. As a result, our expenses may fluctuate as a percentage of revenues and changes in our business generally may not be immediately reflected in our results of operations.
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
•long or delayed implementation times for new customers, including larger customers with more complex requirements, or other changes in the levels of customer support we provide;
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
•changes in actual customer usage or projected customer usage of our solutions;

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
Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet or exceed our internal operating plan. Additionally, the price of our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our common stock could decline substantially.
We have a history of losses and may incur additional losses in the future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $65.4 million, $109.0 million and $112.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $625.7 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions, acquire customers and hire and retain qualified employees. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging macroeconomic conditions, challenges in the financial services industry and any anticipated or resulting economic slowdown. We expect to incur losses in the future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses, thus making it challenging to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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
Our profit margins can vary depending on numerous factors, including the scope and complexity of our implementation efforts, the number of End Users on our solutions, the frequency and volume of their use of our solutions and the level of customer support services required by our customers. For example, our services offerings typically have a much higher cost of revenues compared to subscription fees for the use of our solutions, so any increase in sales of services as a proportion of our subscriptions would have an adverse effect on our overall gross margin and operating results. If we are unable to increase the number of End Users and the number of transactions they perform on our solutions, the number of End Users on our solutions or the number of transactions they perform decreases, customers fail to achieve their anticipated End User growth, the types of customers that purchase our solutions changes, or the mix of solutions purchased by our customers changes, our profit margins could decrease and our operating results could be adversely affected.
The market data and forecasts included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.
The market data and forecasts included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the SEC, including the data and forecasts published by BauerFinancial, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market size, growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted size or growth proves accurate, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully execute on our business strategy, which itself is subject to many risks and uncertainties. Data and forecasts we use reflect information as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2023, we had approximately $504.0 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Our loss carryforwards arising prior to 2018 begin to expire in 2027. In addition, Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. We have undergone one or more ownership changes as a result of prior financings and may have undergone an ownership change as a result of our initial public offering in March 2014, or our registered common stock offerings in March 2015, September 2015, June 2019, May 2020, or in connection with shares of our common stock issued in connection with our November 2020 convertible debt exchange, and any such change in ownership and the corresponding annual limitation may prevent us from using our current net operating losses prior to their expiration. In addition, our acquisition of the various businesses acquired since 2015 resulted in an ownership change and a corresponding annual limitation which prevents us from being able to fully utilize the net operating losses we acquired prior to their expiration. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $0.8 million as of December 31, 2023. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
We do not collect sales or other similar taxes in certain states and other jurisdictions, and some jurisdictions do not apply sales or similar taxes to certain solutions. State, local and foreign taxing jurisdictions have differing rules and regulations governing sales and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our solutions in various jurisdictions is unclear. We review these rules and regulations periodically, and when we believe we are subject to sales and other taxes in a particular jurisdiction, we may voluntarily engage tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more jurisdictions, including those for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions or customer support could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to, implementing and using our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review our third-party suppliers and partners. The stringency of our third party review is based on criticality criteria. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council, or FFIEC, govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth due diligence. Certain of our solutions are designed to be highly configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solutions. To the extent we do not adequately train our customers to properly use such highly configurable solutions and advise them of the associated risks, or to the extent our customers do not follow our training, our customers may use them incorrectly or in a manner that violates the law or causes harm to our customers or their End Users. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial ime and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Data privacy, information security, and data protection are significant issues in the U.S. and globally. The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other PII, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and the way we conduct our business. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End-User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Additionally, a breach of our systems could trigger an SEC-mandated cybersecurity disclosure that requires us to disclose material cybersecurity incidents. Such a disclosure could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's GDPR, which came into force in May 2018 and the California Consumer Privacy Act, which came into force in January 2020, each of which creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers, End Users and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and End Users and prospective customers and End Users), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time because of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security and privacy breach could result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform solutions offerings and uniform treatment of customers and their End Users across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction-to-jurisdiction impose added costs on our business and can increase liability for compliance deficiencies.
Our failure to comply with laws and regulations related to the Internet or changes in the Internet infrastructure itself could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, including through mobile usage. We and our customers are subject to laws and regulations applicable to doing business over the Internet. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes apply to the Internet, as these laws have in some cases failed to keep pace with technological change. Laws governing the Internet could also impact our business or the business of our customers, and changes in these laws or regulations could require us to modify our software in order to comply with these changes. Additionally, if governmental agencies or private organizations began to impose taxes, fees or other charges for accessing the Internet or commerce conducted via Internet, characterize the types and quality of services and products, or restrict the exchange of information over the Internet, we may experience reduced growth of our business, a general decline in the use of the Internet by financial services providers, or their End Users, or diminished viability of our solutions and our customers'

ability to use our solutions could be significantly restricted. Changing laws and regulations, industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects on our and our customers' businesses. Any such constraint on the growth in Internet usage could decrease its acceptance as a medium of communication and commerce or result in increased adoption of new modes of communication and commerce that may not be supported by our solutions. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool have been adversely affected by a variety of evolving data security threats and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our offerings and related services could suffer.
Legislation relating to consumer privacy may affect our ability to collect data that we use in providing our customers End-User information, which, among other things, could negatively affect our ability to satisfy our customers' needs.
We collect and store personal and identifying information regarding our customers' End Users to enable certain functionality of our solutions and provide our customers with data about their End Users. The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues, AI or machine learning could have a material adverse impact on our receipt, collection, storage, processing and transferring of such information. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers' requirements and our profitability and cash flow targets. These legislative measures impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices. The costs of compliance combined with the inability to determine whether a data breach has occurred within the time frame provided by, and other burdens imposed by, such laws and regulations may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes, employment claims made by our current or former employees, or commercial or intellectual property claims by our suppliers or service providers. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, our overall financial condition and our operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition, leading analysts and investors to reduce their confidence and expectations and reduce the trading price of our stock.

Lawsuits by third parties against us or our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results and financial condition.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we periodically are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims also may increase as we continue to add new customers and as a result of our being a public company. The defense against these allegations and disputes and, if unsuccessful, their resolution could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. Successful outcomes in these disputes depend upon our ability to demonstrate that our solutions do not infringe upon the intellectual property rights of others. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger or more relevant patent portfolios than we have.
Our customer agreements typically require us to indemnify our customers in connection with claims alleging our solutions or the underlying technologies infringe the patent or other intellectual property rights of third parties. Our customers regularly receive allegations from third parties or are involved in these disputes with third parties, and we may be required to indemnify them in connection with these matters. We have in the past been involved in these types of disputes, and given the high level of this activity in our industry, we expect these types of disputes to continue to arise in the future. If we are unsuccessful in defending claims for which we are required to provide indemnity, our business and operating results could be adversely affected. Any significant disputes among us and our customers as to the applicability of our indemnity obligations could negatively impact our reputation and customer relations, affect our ability to sell our solutions and harm our operating results. Further, there can be no assurances that any provisions in our contracts that purport to limit our liability would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
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
As of December 31, 2023, we had seven patent applications pending and 13 patents issued in the U.S. and other countries. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
We use "open-source" software in our solutions, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open-source licenses or subject us to litigation or other actions that could adversely affect our business.
We currently, and may in the future, use in our solutions software that is licensed under "open-source," "free" or other similar licenses where the licensed software is made available to the general public on an "as-is" basis under the terms of a specific non-negotiable license. Some open-source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open-source code be licensed in source code form under the same open-source licenses. Although we monitor our use of open-source software, there can be no assurance that all open-source software is reviewed prior to use in our solutions, that our programmers have not incorporated open-source software into our solutions, or that they will not do so in the future. In addition, some of our products may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open-source software without our knowledge. In the past, companies that incorporate open-source software into their products have faced claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open-source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open-source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. As a result of using open-source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our products, limit or discontinue sales or take other remedial action, any of which could adversely affect our business.

Our aspirations and commitments to ESG matters expose us to risks that could adversely affect our reputation and performance.
The positions we have taken and may take on ESG matters, human capital management initiatives, and ethical issues from time to time may impact our brand, reputation, or ability to attract and retain customers, suppliers and employees. We are committed to sustainable business practices and strive for positive impacts in not just environmental matters, but also social and governance practices. We publish our goals, progress and accomplishments in our ESG Report, most recently published on July 19, 2023. Statements in our ESG Report, along with those on our website and/or from our management team, reflect our current plans and aspirations but are not guarantees that we will be able to achieve them.
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
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As an example of increased regulatory focus, in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement to develop initiatives which proactively identify ESG-related misconduct. In March 2022, the SEC proposed rule changes that enhance climate-related disclosures in reporting company filings and in May 2022, proposed rule changes to improve disclosures by certain investment advisors and funds that purport to take ESG factors into consideration when making investing decisions. It is likely that increasing regulatory requirements and regulator scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs.
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
As of December 31, 2023, we had an aggregate of 59,031,343 outstanding shares of common stock. The shares sold in our public offerings can be freely sold in the public market without restriction unless they are held by "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act and various agreements. As of December 31, 2023, we have registered 28,275,901 shares of common stock that we have issued and may issue under our stock plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Since our initial public offering, from time to time we have conducted registered offerings of our common stock. Additionally, as of December 31, 2023 we had an outstanding principal amount of $300.9 million of 0.75% Convertible Senior Notes due 2026, or the 2026 Notes and an outstanding principal amount of $189.6 million of 0.125% Convertible Senior Notes due 2025, or the 2025 Notes. In the future, we may issue additional securities to raise capital or in connection with investments and acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the 2026 Notes and 2025 Notes. The amount of our common stock issued in connection with any future stock offering, investment, acquisition or conversion of the 2026 Notes and 2025 Notes could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this report, and other factors beyond our control. Additional factors affecting the trading price of our common stock include, among others:
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
•public disclosures or marketing and advertising initiatives by us or our competitors;
•concerns related to actual or perceived security breaches, outages or other defects related to our solutions;
•threatened or actual litigation;
•changes in our senior management;
•recruitment or departure of key personnel; and
•the occurrence of any adverse events or circumstances described in these risk factors.
In addition, the stock market in general and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could adversely affect your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity
As a provider of SaaS solutions and an extensive user of a variety of technology services, we are subject to numerous risks from cybersecurity threats that have and could adversely affect us; however, to date none have materially affected us or our business strategy, results of operation or financial condition. Cybersecurity threats are ever-present and continuously evolving and we have and will continue to expend considerable resources to deliver solutions that are designed to comply with the stringent security and technical regulations and practices applicable to financial institutions and financial services providers and to safeguard our solutions and information systems against cybersecurity threats. For more information regarding the risks we face from cybersecurity threats, please see "Item 1A. Risk Factors." We have implemented a risk-based approach to identify and assess the cybersecurity threats that have and could affect our business and information systems, which approach is incorporated into our overall enterprise risk management program. Our enterprise risk management program includes a formal, enterprise-wide inventory, categorization and assessment of risks, including risks associated with cybersecurity threats, overseen by the Risk and Compliance Committee, or RACC, of our Board of Directors, and managed by our dedicated Chief Risk Officer, or CRO, and an Enterprise Risk Oversight Committee consisting of a cross-functional representation of senior leaders including our Chief Information Security Officer, or CISO. Our CRO has over eight years of senior risk management experience at large technology organizations, following a 20-year career in the U.S. Army. Our enterprise risk management team works in partnership with our dedicated security, information technology, compliance, internal audit, and third-party risk management functions, which collectively rely on a variety of internal resources and processes, as well as third-party consultants, auditors and applications, to identify, assess and manage cybersecurity risks, including cybersecurity threats related to third-party providers on which we rely. Our enterprise risk management function also extensively consults with senior management across our organization in identifying, assessing and managing risks.
Our information security program is managed by a dedicated CISO, whose team is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our CISO has more than 20 years of experience directing disparate teams across application and product security, cyber defense, risk management, information governance, information technology compliance, information technology training and sales. Our CISO is appointed by the RACC, which also oversees the implementation, monitoring and testing of our information security program. Our CISO and CRO provide periodic reports to the RACC, at least quarterly. These reports include updates on the Company's cybersecurity risks and threats, the status of projects to strengthen our information security posture, assessments of the information security program, and the emerging threat landscape. Our CISO and CRO also regularly meet separately with the chair of the RACC to provide similar updates. Our information security program includes incident response procedures designed to facilitate escalation of actual or potential cybersecurity incidents initially to members of our security team, and as appropriate to senior management and the RACC, to allow proper consideration, mitigation and remediation of, as well as evaluation of potential disclosure obligations with respect to, actual or potential cybersecurity incidents. Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the RACC. We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security program.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term, and pursuant to the second of which the Company leases approximately 129,000 square feet of office space with separate lease terms for different portions of the building of approximately seven and ten years, with the options to extend the separate leases on the second building from five to ten years. Approximately 105,000 square feet of the first building is being actively marketed for sublease. In addition, we maintain office space in U.S. cities located in Nebraska, Iowa, North Carolina and Minnesota. Internationally we maintain offices in India, Australia, and the United Kingdom. We believe our current facilities are in good condition, suitable and adequate for the conduct of our business.
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
As of December 31, 2023, we had 22 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2023, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P Software & Services Select Index. This graph assumes the investment of $100 on December 31, 2018 in our common stock, the Russell 2000 Index and the S&P Software & Services Select Index, and assumes the reinvestment of dividends, if any.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Q2 Holdings, Inc.
Russell 2000 Index
S&P Software & Services Select Index

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward Looking Statements" above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wanting to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions include a broad and deep portfolio of digital banking solutions; digital lending and relationship pricing solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a comprehensive banking as a service, or BaaS, solution which also serves as a cloud-native core, both of which enable innovative companies and financial institutions to integrate unique banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
Significant resources, personnel and expertise are required to effectively deliver and manage advanced digital banking and lending solutions in the complex and heavily regulated financial services industry. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center infrastructure and resources are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
We have deep domain expertise in developing and delivering advanced digital banking and lending solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 19 years ago, Q2 began by providing digital banking solutions to RCFIs. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our collection of solutions now spans digital banking, digital lending and relationship pricing, digital account opening, regulatory and compliance, account switching, data-driven sales enablement, spending insights and portfolio management, and we serve account holders and borrowers across retail, SMB, and commercial segments, in addition to our open platform solutions and BaaS offerings. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad product portfolio and deep domain expertise to both further penetrate the digital banking market and drive meaningful expansion activity within our robust customer base across financial services.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End User expectations for more innovative and engaging digital financial experiences. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and enhancing this convergence. We have developed a comprehensive suite of solutions to accelerate and optimize this convergence, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs, and Alt-FIs.

We deliver our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users (as defined below) or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of End Users on our solutions, the number of transactions that End Users perform on our solutions, and the excess number of users and transactions above what is included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We have achieved high growth since our inception. During each of the past 11 years, our average number of Registered Users per installed customer on our digital banking platform, or Installed Customer, has grown, and in many instances we have been able to sell additional solutions to existing customers. Our revenues per Installed Customer and per Registered User vary period-to-period based on the length and timing of customer implementations, changes in the average number of Registered Users per customer, sales of additional solutions to existing customers, changes in the number of transactions on our solutions by Registered Users and variations among existing customers and new customers with respect to the mix of purchased solutions and related pricing. Please see "Key Operating Measures" for additional detail on how we define "Installed Customers" and "Registered Users."
We believe we have the opportunity to continue to grow our business and that the investments we are making are positioning us to continue to realize revenue growth and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of any associated benefit. If we are successful in growing our revenues by selling additional innovative solutions to existing customers and creating deeper End User engagement, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term.
We primarily sell our solutions through our direct sales organization. While the financial institutions market is well-defined due to the regulatory classifications of those financial institutions, markets for FinTechs and Alt-FIs are broader and more difficult to define due to the changing number of providers in each market. Over the long term, we intend to continue to invest in additional sales representatives to identify and address opportunities in the financial institution, FinTech and Alt-FI markets across the U.S. and internationally and to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005, and we intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets. Additionally, over the past several years we have acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our integrated, end-to-end collection of solutions includes retail, SMB and commercial banking, regulatory and compliance, digital lending and relationship pricing, open platform solutions, BaaS, digital account opening, account switching and data-driven sales enablement, spending insights and portfolio management solutions among others. We believe our solutions afford us a distinct competitive advantage, servicing retail, SMB and commercial needs and reflect the culmination of years of strategic development and innovation which in turn has solidified our competitive market position. We have also introduced the Q2 Innovation Studio, an API-based and SDK-based open technology platform that allows our financial institution customers and other technology partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.

We believe that financial services providers are best served by a broad integrated portfolio of digital solutions that provide rapid, flexible and comprehensive integration with internal and third-party solutions allowing them to provide modern, intuitive, advanced and regulatory-compliant digital banking and lending services. We also believe that the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital banking and lending solutions uniquely position us to capitalize on the evolving needs and challenges within the financial services industry, enabling us to effectively innovate and adapt our offerings to meet the ever-changing demands of our customers and their End Users. We intend to increase investments in technology innovation and software development as we enhance our solutions and platforms and increase or expand the number of solutions that we offer.
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
Recent Events
Global economic and business activities continue to face widespread macroeconomic uncertainties. We believe the combination of higher interest rates and inflation, tight labor markets, wage inflation, geopolitical uncertainty, and other macroeconomic conditions continues to put pressure on corporate growth initiatives. Higher interest rates and recession fears, or an actual recession, also can reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in higher credit losses for financial institutions. However, we believe that higher interest rates also have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of macroeconomic conditions placing an importance on attracting and retaining deposits. Additionally, recent bank failures have created market disruption and uncertainty for the financial services industry, in particular among RCFIs. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform to U.S. based RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. The current market conditions, including deteriorating performance of loan portfolios, capital constraints due to more stringent reserve requirements, and elevated levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures.
We have a diversified customer base with no individual customer representing more than 3.5% of total revenue and our top 20 customers collectively accounting for less than 23% of total revenue, each for the year ended December 31, 2023. In recent periods, we have observed a decline in customer demand relative to our expectations for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging macroeconomic conditions. We have also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. We expect these trends to continue in 2024, or until the macroeconomic conditions and the health of the financial services industry improves. Further, as a result of continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth. In 2023, we increased the efficiency of our global workforce structure in order to reduce certain of our personnel related expenditures. We expect to continue to have lower expense growth relative to revenue growth into 2024 and beyond. The duration and severity of these general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" and "Risk Factors" above for further discussion of the impact and possible future impacts of general macroeconomic uncertainty and the current challenges facing the financial services industry on our business.

Key Operating Measures
In addition to the U.S. generally accepted accounting principles, or GAAP, measures described below in "Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts.
Installed Customers
We define Installed Customers as the number of customers on live implementations (or installations) of our digital banking platforms. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and commercial account holders, buy more solutions from us, and as we add larger financial institutions to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 450, 444 and 448 Installed Customers on our digital banking platform as of December 31, 2023, 2022 and 2021, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. We generally price our consumer digital banking platform solutions based on the number of Registered Users, while our commercial digital banking platform solutions are priced using various methodologies. As the number of Registered Users of our solutions increases, our revenues generally tend to grow. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. The rate at which our customers add Registered Users varies significantly from period-to-period based on the timing of our implementations of new customers, the timing of registration of new End Users and customers performing inactive account clean-up. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our aggregate number of Registered Users is negatively impacted to the extent Installed Customers terminate all or a portion of their arrangements with us. Our Installed Customers had approximately 22.0 million, 21.1 million and 19.2 million Registered Users as of December 31, 2023, 2022 and 2021, respectively.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. One of the ways we assess our performance in this area is by using a metric we refer to as our net revenue retention rate, which we previously referred to as our revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. In the first half of 2021, our implementations were weighted more heavily, and we experienced a lower net revenue retention rate in 2022 as a result. The continued strength observed in subscription revenue derived from our existing customers, offset by the expected decline in discretionary services revenue with some of our existing customers was reflected in the decline in net revenue retention rate in 2023. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 108%, 110% and 119% for the years ended December 31, 2023, 2022 and 2021, respectively.

Annualized Recurring Revenue
In addition to Total Annual Recurring Revenue, which we previously referred to as ARR, in the third quarter of 2023, we began reporting Subscription Annual Recurring Revenue, or Subscription ARR. We believe Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates." We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $593.9 million, $500.9 million and $426.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our Total ARR was $734.8 million, $655.2 million and $574.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Revenue Churn
We utilize revenue churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business solutions and strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and replacements of existing solutions, during a year, divided by our monthly recurring revenue at the end of the prior year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 6.1%, 6.3% and 5.4% for the years ended December 31, 2023, 2022 and 2021, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.
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

	Year Ended December 31,
	2023	2022	2021
Revenue:
GAAP revenue	$624,624	$565,673	$498,720
Deferred revenue reduction from purchase accounting	344	644	2,129
Total Non-GAAP revenue	$624,968	$566,317	$500,849
Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets and lease and other restructuring charges. We believe excluding these items is useful for the following reasons:
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

	Year Ended December 31,
	2023	2022	2021
GAAP operating loss	$(86,057)	$(104,761)	$(77,995)
Deferred revenue reduction from purchase accounting	344	644	2,129
Stock-based compensation	79,188	65,157	54,334
Transaction-related costs	24	1,194	3,099
Amortization of acquired technology	23,402	22,690	21,969
Amortization of acquired intangibles	20,667	18,248	17,901
Lease and other restructuring charges	12,092	13,225	2,008
Non-GAAP operating income	$49,660	$16,397	$23,445
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

Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(65,384)	$(108,983)	$(112,746)
Depreciation and amortization	71,707	61,659	54,833
Stock-based compensation	79,188	65,157	54,334
Transaction-related costs	24	1,194	3,099
Provision for income taxes	3,562	2,908	1,643
Interest and other (income) expense, net	(4,724)	1,087	31,063
Deferred revenue reduction from purchase accounting	344	644	2,129
(Gain) loss on extinguishment of debt	(19,869)	—	1,513
Lease and other restructuring charges	12,092	13,225	2,008
Adjusted EBITDA	$76,940	$36,891	$37,876
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based service providers, transactional revenue from bill-pay solutions, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term or as incurred based on the nature of the revenue. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. We recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term. We recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for debit card and bill-pay related transaction services generated when End Users utilize debit cards integrated with our Helix products and other payment services in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
We continue to monitor the impacts that higher interest rates, the current inflationary environment, challenges in the financial services industry, and global macroeconomic uncertainty may have on our business. In recent periods, we have observed a decline in customer demand relative to our expectations for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging macroeconomic conditions. We have also observed a decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. We expect these trends to continue in 2024, or until the macroeconomic conditions and the health of the financial services industry improves. In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of macroeconomic conditions placing an importance on attracting and retaining deposits. As of December 31, 2023, our subscription revenue growth was 16% year over year, and we expect subscription revenue will continue to increase as a percentage of total revenue contribution. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of our data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology intangibles and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We have from time-to-time experienced difficulty in hiring, training and retaining highly skilled employees with appropriate qualifications, resulting in difficulty managing personnel costs due to competition for talent and the related pressure to improve employee benefits and compensation to remain competitive. Further, as a result of continued macroeconomic uncertainty, starting in the second half of 2022, we began implementing certain measures to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth. In 2023, we increased the efficiency of our global workforce structure in order to reduce certain of our personnel related expenditures. We expect to continue to have lower expense growth relative to revenue growth into 2024 and beyond.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses are impacted by the timing of significant marketing programs such as our annual in-person client conference, which we typically hold during the second quarter of each year.

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
Certain research and development costs that are related to our software development, which include salaries and other personnel-related costs, comprised of employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers and quality control teams working on our software solutions, are capitalized and included in intangible assets, net on the consolidated balance sheets. We intend to continue our investments in our software development teams and the associated technology in order to serve our customers and support our growth.
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, legal, human resources employees and certain members of our executive team. General and administrative expenses also include consulting and professional fees, insurance, travel and other corporate expenses. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a regulated, public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and gain (loss) on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt issuance costs and coupon interest attributable to our convertible notes issued in February 2018, or 2023 Notes, our convertible notes issued in June 2019, or 2026 Notes and our convertible notes issued in November 2020, or 2025 Notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
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
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based service providers, transactional revenue from bill-pay solutions, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees.
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
Transactional Revenues
We generate a majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform. We also generate a portion of our transactional revenues from third-party fees related to End Users utilizing remote deposit products and from fees generated when End Users utilize debit cards integrated with our Helix products. We recognize revenue for transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for new digital banking and lending and other standalone contracts, and there is a significant level of integration and configuration for each customer. Our revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer's term for our hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we have determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.

Professional services revenues consist primarily of Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain third-party related pass-through fees primarily in our Helix business that are not transactional in nature.
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
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We determine SSP based on overall pricing objectives and strategies, taking into consideration entity-specific factors, including the value of our contracts, historical standalone sales, customer demographics and the numbers and types of users within our contracts.
Variable Consideration
We recognize usage revenue related to End Users accessing our products in excess of contracted amounts and from fees that End Users generate using our solutions. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services, costs to us per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and our cost to fulfill the obligation. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2023.

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
Stock-Based Compensation
Stock-based compensation includes grants of stock options, restricted stock units, or RSUs, performance-based restricted stock units, and purchase rights under our employee stock purchase plan, or ESPP, and is used to compensate employees, directors and consultants. All awards are measured at fair value on grant date and forfeitures are recognized as they occur.
We value RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period and compensation expense is recognized straight-line over the requisite service period.
We value stock options and purchase rights under the ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the risk-free interest rate, expected term and expected volatility and we assume no dividend yield. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months. Our ESPP has two six-month offering periods which commence on each June 1 and December 1. We recognize compensation expense straight-line over the requisite service period for stock options and over the withholding period for the ESPP.
We grant performance-based restricted stock units which provide for shares of common stock to be earned based on our total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. We value TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. Our expected volatility at the date of grant is based on the historical volatilities of our stock and peer firms' stocks and the Index over the performance period. We assume no dividend yield and recognize compensation expense ratably over the performance period of the award, as applicable. TSR PSUs and MSUs vest based on TSR relative to the TSR as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs and MSUs will vest over two-year and three-year performance periods. We recognize compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
We also grant performance-based restricted stock units which provide for shares of common stock to be earned based on our attainment of Adjusted EBITDA as a percentage of non-GAAP Revenue relative to a target specified in the applicable agreement, or EBITDA PSUs. We value EBITDA PSUs at the closing market price on the date of grant. The minimum percentage of EBITDA PSUs that can vest is 0%, with a maximum percentage of 200%. The vesting of EBITDA PSUs is conditioned upon the achievement of certain internal targets and will vest over a two-year and three-year performance period. We recognize compensation expense using the accelerated attribution method over the performance period, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each reporting period based on changes in our estimate of the number of EBITDA PSUs that are probable of vesting.
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

The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate as a single reporting unit, the impairment test is performed at the consolidated entity level by comparing our estimated fair value to our carrying value. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on market capitalization to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period.
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

Results of Operations
The following table sets forth our results of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues(1)	$624,624	$565,673	$498,720
Cost of revenues(2)	321,973	309,328	273,685
Gross profit	302,651	256,345	225,035
Operating expenses:
Sales and marketing	109,522	108,214	85,564
Research and development	137,334	130,103	116,952
General and administrative	110,186	90,163	77,915
Transaction-related costs	24	1,176	2,690
Amortization of acquired intangibles	20,667	18,248	17,901
Lease and other restructuring charges	10,975	13,202	2,008
Total operating expenses	388,708	361,106	303,030
Loss from operations	(86,057)	(104,761)	(77,995)
Total other income (expense), net(3)	24,235	(1,314)	(33,108)
Loss before income taxes	(61,822)	(106,075)	(111,103)
Provision for income taxes	(3,562)	(2,908)	(1,643)
Net loss	$(65,384)	$(108,983)	$(112,746)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of $0.3 million, $0.6 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    Includes amortization of acquired technology of $23.4 million, $22.7 million and $22.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)     Includes a gain of $19.9 million, a reduction of zero and a $1.5 million expense related to the early extinguishment of a portion of our convertible notes for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth our results of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)	51.5%	54.7%	54.9%
Gross margin	48.5%	45.3%	45.1%
Operating expenses:
Sales and marketing	17.5%	19.1%	17.2%
Research and development	22.0%	23.0%	23.5%
General and administrative	17.6%	15.9%	15.6%
Transaction-related costs	—%	0.2%	0.5%
Amortization of acquired intangibles	3.3%	3.2%	3.6%
Lease and other restructuring charges	1.8%	2.3%	0.4%
Total operating expenses	62.2%	63.8%	60.8%
Loss from operations	(13.8)%	(18.5)%	(15.6)%
Total other income (expense), net(3)	3.9%	(0.2)%	(6.6)%
Loss before income taxes	(9.9)%	(18.8)%	(22.3)%
Provision for income taxes	(0.6)%	(0.5)%	(0.3)%
Net loss	(10.5)%	(19.3)%	(22.6)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 0.1%, 0.1% and 0.4% for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    Includes amortization of acquired technology of 3.7%, 4.0% and 4.4% for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)     Includes a gain of 3.2%, a reduction of 0.0% and a 0.3% expense related to the early extinguishment of a portion of our convertible notes for the years ended December 31, 2023, 2022 and 2021, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Years Ended December 31, 2023 and 2022
A discussion regarding year-to-year comparisons between the year ended December 31, 2023 and December 31, 2022 is presented below. A discussion regarding year-to-year comparisons between the year ended December 31, 2022 and December 31, 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	(%)
Revenues	$624,624	$565,673	$58,951	10.4%
Revenues increased by $59.0 million, or 10.4%, from $565.7 million for the year ended December 31, 2022 to $624.6 million for the year ended December 31, 2023. This increase in revenue was primarily attributable to a $63.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in Registered Users from new and existing customers, partially offset by a $2.0 million decrease in transactional revenue and a $3.0 million decrease in services and other revenue from declines in professional and discretionary services and pass-through revenue related to our Helix solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	(%)
Cost of revenues	$321,973	$309,328	$12,645	4.1%
Percentage of revenues	51.5%	54.7%
Cost of revenues increased by $12.6 million, or 4.1%, from $309.3 million for the year ended December 31, 2022 to $322.0 million for the year ended December 31, 2023. This increase was primarily attributable to a $7.8 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $6.6 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.4 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure and a $0.7 million increase from amortization of acquired customer technology resulting from the Sensibill business acquired in the fourth quarter of 2022, partially offset by a $2.3 million decrease in pass-through fees, a $2.0 million decrease in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred and a $0.6 million decrease in overhead costs and other discretionary expenses.
We continue to invest in personnel, business process improvement, third-party partners for intellectual property and transactional processing in our solutions and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, cloud-based hosting services, customer support and data center operations. As we continue to make these investments, we expect they will increase cost of revenues in absolute dollars, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	(%)
Sales and marketing	$109,522	$108,214	$1,308	1.2%
Percentage of revenues	17.5%	19.1%
Sales and marketing expenses increased by $1.3 million, or 1.2%, from $108.2 million for the year ended December 31, 2022 to $109.5 million for the year ended December 31, 2023. This increase was primarily attributable to a $0.9 million increase in personnel costs related to our sales and marketing organizations supporting current and projected bookings, expansion of our customer base, and revenue growth and a $0.5 million increase in travel-related expenses.
We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the long-term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to hold in-person sales formats and experiences for future user conferences, including our annual client conference typically held during the second quarter. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.
Research and Development

	Year Ended December 31,		Change
	2023	2022	$	(%)
Research and development	$137,334	$130,103	$7,231	5.6%
Percentage of revenues	22.0%	23.0%
Research and development expenses increased by $7.2 million, or 5.6%, from $130.1 million for the year ended December 31, 2022 to $137.3 million for the year ended December 31, 2023. This increase was primarily attributable to a $14.3 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.7 million increase in travel-related expenses, partially offset by a $7.9 million decrease as a result of increased capitalized software development costs.
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
General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	(%)
General and administrative	$110,186	$90,163	$20,023	22.2%
Percentage of revenues	17.6%	15.9%
General and administrative expenses increased by $20.0 million, or 22.2%, from $90.2 million for the year ended December 31, 2022 to $110.2 million for the year ended December 31, 2023. The increase in general and administrative expenses was primarily attributable to a $13.2 million increase in personnel costs, including stock-based compensation, to support the growth of our business, a $6.6 million increase in professional services, including third-party legal fees and a $1.2 million increase in charitable contributions, partially offset by a $0.9 million decrease in bad debt expense.
General and administrative expenses consist primarily of salaries, stock-based compensation and other personnel-related costs of our administrative, finance and accounting, information systems, legal, human resources employees and certain members of our executive team. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, costs of directors' and officers' liability insurance, third-party legal fees, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Year Ended December 31,		Change
	2023	2022	$	(%)
Transaction-related costs	$24	$1,176	$(1,152)	(98.0)%
Percentage of revenues	—%	0.2%
Transaction-related costs decreased by $1.2 million, or 98.0%, from $1.2 million for the year ended December 31, 2022 to $0.02 million for the year ended December 31, 2023. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Amortization of Acquired Intangibles

	Year Ended December 31,		Change
	2023	2022	$	(%)
Amortization of acquired intangibles	$20,667	$18,248	$2,419	13.3%
Percentage of revenues	3.3%	3.2%
Amortization of acquired intangibles increased by $2.4 million, or 13.3%, from $18.2 million for the year ended December 31, 2022 to $20.7 million for the year ended December 31, 2023. The acquired intangible assets are related to previously disclosed business combinations.
Lease and Other Restructuring Charges

	Year Ended December 31,		Change
	2023	2022	$	(%)
Lease and other restructuring charges	$10,975	$13,202	$(2,227)	(16.9)%
Percentage of revenues	1.8%	2.3%
Lease and other restructuring charges decreased by $2.2 million, or 16.9%, from $13.2 million for the year ended December 31, 2022 to $11.0 million for the year ended December 31, 2023. During the year ended December 31, 2023, the decrease in lease and other restructuring charges was primarily attributable to a net $4.2 million decrease related to the vacating of various facilities primarily during the year ended December 31, 2022, including the associated impairment of the right of use asset, updated assessments and ongoing expenses of these facilities, partially offset by sublease income, partially offset by a $2.0 million increase related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Total Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	$	(%)
Total other income (expense), net	$24,235	$(1,314)	$25,549	(1,944.4)%
Percentage of revenues	3.9%	(0.2)%
Total other income (expense), net represented a net income of $24.2 million for the for the year ended December 31, 2023 compared to a net expense of $1.3 million for the year ended December 31, 2022. The change was primarily due to a $19.9 million gain on the extinguishment of debt from the partial repurchase of the 2026 Notes and the 2025 Notes and a $6.0 million increase in income from cash and investments, partially offset by a $0.7 million decrease in other income related to a favorable settlement of an ordinary course dispute recognized during the year ended December 31, 2022.
Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	(%)
Provision for income taxes	$(3,562)	$(2,908)	$(654)	22.5%
Percentage of revenues	(0.6)%	(0.5)%
Total provision for income taxes increased by $0.7 million from $2.9 million for the year ended December 31, 2022 to $3.6 million for the year ended December 31, 2023. The increase in the tax expense for the year ended December 31, 2023 related to the operations of the business and an increase in net tax benefits from uncertain tax position releases related to Texas.
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
We continue to monitor the impacts that higher interest rates, the current inflationary environment, challenges in the financial services industry, and global macroeconomic uncertainty may have on our business. The recent challenging macroeconomic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, including our June 2019 and May 2020 common stock offerings, our February 2018 convertible note offering, our June 2019 convertible note offering, our November 2020 convertible note offering, and cash flows from operations. As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents and investments of $324.0 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, which include our ability to access capital markets, are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$70,292	$36,556	$31,092
Investing activities	113,268	(165,555)	(65,129)
Financing activities	(152,012)	5,882	(51,160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	(802)	(167)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,730	$(123,919)	$(85,364)

Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the year ended December 31, 2023, our net cash provided by operating activities was $70.3 million, which consisted of non-cash adjustments of $161.4 million, partially offset by a net loss of $65.4 million and cash outflows from changes in operating assets and liabilities of $25.7 million. The primary drivers of cash outflows in operating assets and liabilities were a $32.4 million increase in deferred solution and implementation costs from both new customers and existing customer expansions, partially offset by a $8.9 million increase in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and accrual of annual bonuses to be paid during the first quarter of 2024. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by a gain on extinguishment of debt.
For the year ended December 31, 2022, our net cash provided by operating activities was $36.6 million, which consisted of non-cash adjustments of $166.0 million, partially offset by a net loss of $109.0 million and cash outflows from changes in operating assets and liabilities of $20.5 million. The primary driver of the changes in operating assets and liabilities related to a $19.8 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period and a $10.4 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, lease and other restructuring charges and amortization of debt issuance costs.
For the year ended December 31, 2021, our net cash provided by operating activities was $31.1 million, which consisted of non-cash adjustments of $168.3 million, partially offset by a net loss of $112.7 million and cash outflows from changes in operating assets and liabilities of $24.5 million. The primary driver of the changes in operating assets and liabilities related to a $25.6 million increase in deferred solution and implementation costs due to our increased customer growth and new and existing customers undergoing implementations during the period. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of deferred implementation and deferred solution and other costs and loss on the early extinguishment of a portion of our convertible notes.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, purchases of property and equipment to support our growth and costs incurred for the development of capitalized software.
For the year ended December 31, 2023, net cash provided by investing activities was $113.3 million, consisting of $220.8 million received from the maturities of investments, partially offset by $76.9 million for the purchase of investments, $25.0 million in capitalized software development costs and $5.7 million for the purchase of property and equipment.
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
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of options and contributions to our ESPP to purchase our common stock.
For the year ended December 31, 2023, net cash used in financing activities was $152.0 million, consisting of $149.6 million for the partial repurchase of the 2025 Notes and the 2026 Notes as well as $10.9 million in payment for maturity of the 2023 Notes, partially offset by $8.4 million of cash received from exercises of stock options and contributions to our ESPP for the purchase of our common stock.

For the year ended December 31, 2022, net cash provided by financing activities was $5.9 million, consisting of cash received from exercises of stock options and contributions to our ESPP for the purchase of our common stock.
For the year ended December 31, 2021, net cash used in financing activities was $51.2 million, consisting of $63.7 million for the partial repurchase of 2023 Notes, partially offset by $6.6 million of net proceeds received in connection with the early termination of bond hedges and warrants related to the 2023 Notes, and $5.9 million of cash received from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2023 can be found in Notes 10 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2023 or 2022, our interest income would not have been materially affected. As of December 31, 2023, we had an outstanding principal amount of $304.0 million of 2026 Notes, with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Foreign Currency Risk
As of December 31, 2023, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, Australian dollar and Mexican peso. As of December 31, 2023, we had operating subsidiaries in India, Canada, the United Kingdom, Australia and Mexico. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We will continue to review this matter and may consider hedging certain foreign exchange risks in future years.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. As inflation has accelerated in the U.S. and globally, we continue to monitor all inflation-driven costs, regardless of where they are incurred. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-38 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.
Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
RHS Investments - I, L.P., entered into a Rule 10b5-1 Trading Plan on December 12, 2023. This plan provides for the potential sale of up to 130,000 shares of the Company's common stock between March 15, 2024 and December 14, 2024. R. H. Seale, III, Executive Chair, is president of Seale, Inc. and has voting and dispositive power over the shares held by RHS Investments - I, L.P.
Non-Rule 10b5-1 Trading Arrangements
In June 2023, the Company adopted a policy pursuant to which any participant in the Company’s equity incentive plans whose transactions are subject to Section 16 of the Security Exchange Act of 1934, as amended, is required to sell, upon the vesting or settlement of any such award, a portion of the shares subject to the award determined by the Company in its discretion to be sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. This mandatory sell-to-cover policy was adopted by the Company as a result of the inability of the Company's captive broker to affect the sell-to-cover transactions pursuant to Rule 10b5-1 Trading Plans.
As described above, Mr. Seale is subject to this mandatory sell-to-cover policy. The number of shares to be sold will be determined by the Company, in its discretion, in accordance with its withholding procedures.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
2.1		Stock Purchase Agreement, dated July 31, 2015, by and among Q2 Software, Inc., Centrix Solutions, Inc., all shareholders of Centrix Solutions, Inc. and Timothy Schnell, as Agent	8-K	001-36350	7/31/2015	2.1

2.2		Agreement and Plan of Merger, dated August 6, 2018, by and among Q2 Software, Inc., Montana Merger Subsidiary, Inc., Cloud Lending, Inc. and Fortis Advisors, LLC, as equity holder representative	8-K	001-36350	8/8/2018	2.1

2.3		Agreement and Plan of Merger, dated September 30, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	8-K	001-36350	10/1/2019	2.1

2.4		First Amendment to Agreement and Plan of Merger, dated October 31, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.4

2.5		Second Amendment to Agreement and Plan of Merger, dated December 27, 2019, by and among the Q2 Software, Inc., Merger Sub, Lender Performance Group, LLC, the Blockers, Blocker Merger Subs and Insight Venture Partners, LLC, as equity holder representative	10-K	001-36350	2/21/2020	2.5

3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.2		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.3		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

4.4		Indenture, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.1

4.5		Form of Global Note, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.2.2		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.2.3		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.3		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.4	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake	8-K	001-36350	9/24/2021	10.1

10.5	†	Amended and Restated Employment Agreement, dated February 17, 2024, by and among the Registrant and John E. Breeden					*

10.6	†	Amended and Restated Employment Agreement, dated February 20, 2024, by and among the Registrant and Michael A. Volanoski					*

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.7	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and David J. Mehok	8-K	001-36350	9/24/2021	10.2

10.8.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.8.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.8.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.8.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/3/2018	10.4

10.8.5	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/6/2021	10.1

10.8.6	†	Form of Performance Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	8-K	001-36350	3/8/2023	10.1

10.9	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.10.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.10.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

10.11	†	Amended and Restated Employment Agreement, dated February 17, 2024, by and among the Registrant and Jonathan A. Price					*

10.12		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

10.13		Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.14		Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.15		Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.16		Form of Exchange and Subscription Agreement	8-K	001-36350	11/12/2020	10.1

10.17		Form of Capped Call	8-K	001-36350	11/12/2020	10.2

10.18	†	Amended and Restated Employment Agreement, dated May 3, 2023, by and among the Registrant and Kirk L. Coleman	8-K	001-36350	5/3/2023	10.1

10.19.1	†	2023 Equity Incentive Plan	8-K	001-36350	6/6/2023	10.1

10.19.2		Forms of award agreements under 2023 Equity Incentive Plan	10-Q	001-36350	8/2/2023	10.2

21.1		List of Subsidiaries of the Registrant					*

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1		Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					*

97.1	Q2 Holdings, Inc. Policy on Recovery of Incentive Compensation					*

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB	Inline XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 21, 2024	By:	/s/ MATTHEW P. FLAKE
Matthew P. Flake Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Matthew P. Flake, with full power of substitution and re-substitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2024
Matthew P. Flake
/s/ DAVID J. MEHOK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2024
David J. Mehok
/s/ R. H. SEALE, III	Executive Chairman of the Board of Directors	February 21, 2024
R.H. Seale, III
/s/ R. LYNN ATCHISON	Director	February 21, 2024
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 21, 2024
Jeffrey T. Diehl
/s/ LYNN A. TYSON	Director	February 21, 2024
Lynn A. Tyson
/s/ STEPHEN C. HOOLEY	Director	February 21, 2024
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 21, 2024
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 21, 2024
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for revenue from contracts with customers. For example, with the assistance of IT professionals, we tested the controls over the initiation and billing of new and recurring subscriptions and when control of the subscription performance obligation was transferred to the customer, which is referred to as the go-live date. We also tested the controls related to the key application interfaces between the provisioning, billing, and accounting systems, which included controls related to access to the relevant applications and data and changes to the relevant systems and interfaces, as well as controls over the configuration of the relevant applications.
To test the Company's accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company's billing system, performing data analytics by extracting data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of cash receipts to supporting journal entries, and testing the appropriate commencement of subscription revenue recognition on the go-live date.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Austin, Texas
February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Q2 Holdings, Inc. as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 21, 2024

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$229,655	$199,600
Restricted cash	3,977	2,302
Investments	94,353	233,753
Accounts receivable, net	42,899	46,735
Contract assets, current portion, net	9,193	8,909
Prepaid expenses and other current assets	11,625	10,832
Deferred solution and other costs, current portion	27,521	21,117
Deferred implementation costs, current portion	8,741	7,828
Total current assets	427,964	531,076
Property and equipment, net	41,178	56,695
Right of use assets	35,453	39,837
Deferred solution and other costs, net of current portion	26,090	26,410
Deferred implementation costs, net of current portion	21,480	18,713
Intangible assets, net	121,572	145,681
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	12,210	16,186
Other long-term assets	2,609	2,259
Total assets	$1,201,425	$1,349,726
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,353	$10,055
Accrued liabilities	16,471	20,748
Accrued compensation	26,580	23,460
Convertible notes, current portion	—	10,903
Deferred revenues, current portion	118,723	117,468
Lease liabilities, current portion	10,436	9,408
Total current liabilities	191,563	192,042
Convertible notes, net of current portion	490,464	657,789
Deferred revenues, net of current portion	17,350	21,691
Lease liabilities, net of current portion	45,588	52,991
Other long-term liabilities	7,981	6,189
Total liabilities	752,946	930,702
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 59,031 shares issued and outstanding as of December 31, 2023, and 57,735 shares issued and outstanding as of December 31, 2022	6	6
Additional paid-in capital	1,075,278	982,300
Accumulated other comprehensive loss	(1,111)	(2,972)
Accumulated deficit	(625,694)	(560,310)
Total stockholders' equity	448,479	419,024
Total liabilities and stockholders' equity	$1,201,425	$1,349,726

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$624,624	$565,673	$498,720
Cost of revenues	321,973	309,328	273,685
Gross profit	302,651	256,345	225,035
Operating expenses:
Sales and marketing	109,522	108,214	85,564
Research and development	137,334	130,103	116,952
General and administrative	110,186	90,163	77,915
Transaction-related costs	24	1,176	2,690
Amortization of acquired intangibles	20,667	18,248	17,901
Lease and other restructuring charges	10,975	13,202	2,008
Total operating expenses	388,708	361,106	303,030
Loss from operations	(86,057)	(104,761)	(77,995)
Other income (expense):
Interest and other income	10,098	5,362	1,476
Interest and other expense	(5,732)	(6,676)	(33,071)
Gain (loss) on extinguishment of debt	19,869	—	(1,513)
Total other income (expense), net	24,235	(1,314)	(33,108)
Loss before income taxes	(61,822)	(106,075)	(111,103)
Provision for income taxes	(3,562)	(2,908)	(1,643)
Net loss	(65,384)	(108,983)	(112,746)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	1,800	(1,873)	(213)
Foreign currency translation adjustment	61	(964)	110
Comprehensive loss	$(63,523)	$(111,820)	$(112,849)
Net loss per common share, basic and diluted	$(1.12)	$(1.90)	$(2.00)
Weighted average common shares outstanding:
Basic and diluted	58,354	57,300	56,394

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Total stockholders' equity, beginning balances	$419,024	$570,296	$643,364

Common stock and additional paid-in capital:
Beginning balances	982,306	1,064,364	1,024,583
Stock-based compensation expense	84,442	69,039	55,903
Exercise of stock options	2,297	707	5,892
Issuance of common stock under ESPP	6,100	5,175	—
Shares acquired to settle the exercise of stock options	—	—	(200)
Cumulative effect of the adoption of new accounting standard	—	(156,979)	—
Equity component of early extinguishment of convertible notes	—	—	(28,454)
Settlement of convertible bond hedges	—	—	26,295
Settlement of warrants	—	—	(19,655)
Settlement of capped calls	139	—	—
Ending balances	1,075,284	982,306	1,064,364

Accumulated deficit:
Beginning balances	(560,310)	(493,933)	(381,187)
Cumulative effect of the adoption of new accounting standard	—	42,606	—
Net loss	(65,384)	(108,983)	(112,746)
Ending balances	(625,694)	(560,310)	(493,933)

Accumulated other comprehensive income (loss):
Beginning balances	(2,972)	(135)	(32)
Other comprehensive income (loss)	1,861	(2,837)	(103)
Ending balances	(1,111)	(2,972)	(135)

Total stockholders' equity, ending balances	$448,479	$419,024	$570,296

Common stock (in shares):
Beginning balances	57,735	56,928	55,562
Exercise of stock options	74	27	307
Issuance of common stock under ESPP	255	171	—
Shares acquired to settle the exercise of stock options	—	—	(2)
Shares issued for the vesting of restricted stock awards	967	609	1,061
Ending balances	59,031	57,735	56,928
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(65,384)	$(108,983)	$(112,746)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	25,848	23,270	24,496
Depreciation and amortization	71,707	61,659	54,833
Amortization of debt issuance costs	2,104	2,719	2,038
Amortization of debt discount	—	—	25,824
Amortization of premiums and discounts on investments	(3,192)	(302)	1,117
Stock-based compensation expense	79,188	65,157	55,903
Realized loss on investments	482	17	—
Deferred income taxes	636	1,611	180
Allowance for credit losses	(213)	179	(25)
Allowance for sales credits	(13)	(55)	39
Loss on disposal of long-lived assets	55	109	389
(Gain) loss on extinguishment of debt	(19,312)	—	1,513
Lease impairments	4,075	11,669	2,008
Changes in operating assets and liabilities:
Accounts receivable, net	4,090	286	(10,072)
Prepaid expenses and other current assets	(787)	494	532
Deferred solution and other costs	(17,412)	(7,599)	(12,776)
Deferred implementation costs	(14,954)	(12,243)	(12,847)
Contract assets, net	3,693	(1,101)	(4,165)
Other long-term assets	5,576	7,312	7,851
Accounts payable	9,353	(548)	1,757
Accrued liabilities	(492)	(9,845)	104
Deferred revenues	(3,092)	10,212	15,743
Deferred rent and other long-term liabilities	(11,664)	(7,462)	(10,604)
Net cash provided by operating activities	70,292	36,556	31,092
Cash flows from investing activities:
Purchases of investments	(76,865)	(292,984)	(124,034)
Maturities of investments	220,776	162,521	149,176
Purchases of property and equipment	(5,673)	(11,142)	(19,754)
Capitalized software development costs	(24,970)	(18,910)	(5,865)
Business combinations, net of cash acquired	—	(5,040)	(64,652)
Net cash provided by (used in) investing activities	113,268	(165,555)	(65,129)
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	(10,908)	—	—
Payment for repurchases of convertible notes	(149,640)	—	(63,692)
Proceeds from bond hedges related to convertible notes	—	—	26,295
Payments for warrants related to convertible notes	—	—	(19,655)
Proceeds from capped calls related to convertible notes	139	—	—
Proceeds from exercise of stock options and ESPP	8,397	5,882	5,892
Net cash provided by (used in) financing activities	(152,012)	5,882	(51,160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	(802)	(167)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,730	(123,919)	(85,364)
Cash, cash equivalents and restricted cash, beginning of period	201,902	325,821	411,185
Cash, cash equivalents and restricted cash, end of period	$233,632	$201,902	$325,821
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$2,622	$875	$1,027
Cash paid for interest	$2,651	$2,891	$3,104

Supplemental disclosure of non-cash investing and financing activities:
Shares acquired to settle the exercise of stock options	$—	$—	$(200)
Stock-based compensation for capitalized software development	$3,149	$2,396	$—
Capitalized software development costs included in accounts payable and accrued liabilities	$—	$492	$—
Property and equipment acquired and included in accounts payable and accrued liabilities	$478	$353	$3,004
Property and equipment acquired through tenant improvement allowance	$—	$—	$9,692
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wishing to incorporate banking into their customer engagement and servicing strategies. The Company's solutions transform the ways in which its customers engage with account holders and end users, or End Users, enabling them to deliver robust suites of digital banking, digital lending and relationship pricing, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
Restricted Cash
Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits that are restricted to withdrawal or use as of the reporting date under contractual terms with certain customer arrangements.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2023, 2022 and 2021. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2023 and two customers accounted for 12% and 10% of accounts receivable, net, as of December 31, 2022.
Contract Assets and Deferred Revenue
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
Contract liabilities, or deferred revenues, primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments or deposits received from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. The Company recognizes deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in deferred revenues, current portion, and the remaining portion is recorded in deferred revenues, net of current portion, on the consolidated balance sheets at the end of each reporting period.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The period of time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $7.4 million and $5.8 million were included in the accounts receivable balance as of December 31, 2023 and 2022, respectively.
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
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheets. The Company recognized $13.4 million, $11.5 million and $11.9 million of amortization during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense is included in cost of revenues in the consolidated statements of comprehensive loss.
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
The Company capitalizes solution and other costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company recognized $12.5 million, $11.7 million and $12.6 million of amortization from sales commissions during the years ended December 31, 2023, 2022 and 2021 respectively. Amortization expense related to sales commissions is included in sales and marketing expenses in the consolidated statements of comprehensive loss.
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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates as a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the Company. The Company estimates the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on market capitalization to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for the Company's products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, the Company could incur impairment charges in a future period.
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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's data centers or with cloud-based service providers, transactional revenue from bill-pay solutions, revenues for professional services and implementation services related to the Company's solutions and certain third-party related pass-through fees.
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
Transactional Revenues
The Company generates a majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform. The Company also generates a portion of its transactional revenues from third-party fees related to End Users utilizing remote deposit products and from fees generated when End Users utilize debit cards integrated with its Helix products. The Company recognizes revenue for transaction services in the month incurred based on actual or estimated transactions.
Services and Other Revenues
Implementation services are required for new digital banking and lending and other standalone contracts, and there is a significant level of integration and configuration for each customer. The Company's revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer's term for its hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company has determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
Professional services revenues consist primarily of Premier Services. Premier Services revenue is generated from select established customer relationships where the Company has engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain third-party related pass-through fees primarily in our Helix business that are not transactional in nature.
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
Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company determines SSP based on overall pricing objectives and strategies, taking into consideration entity-specific factors, including the value of our contracts, historical standalone sales, customer demographics and the numbers and types of users within our contracts.
Variable Consideration
The Company recognizes usage revenue related to End Users accessing its products in excess of contracted amounts and from fees that End Users generate using the Company's solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services, costs to the Company per user over the contract, and contractual price per user changes and their relationship to market terms, forecasted data, and the Company's cost to fulfill the obligation. The Company has concluded that its usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, the Company recognizes usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2023.
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, cloud-based hosting services, an allocation of general overhead costs, the amortization of acquired technology intangibles and referral fees. The Company allocates general overhead expenses to all departments based on the number of employees in each department, which the Company considers to be a fair and representative means of allocation.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are recoverable from future revenues. The Company amortizes the costs for an implementation once revenue recognition commences, and the Company amortizes those implementation costs to cost of revenues over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company also amortizes the costs capitalized for software development, as described in the next section, to cost of revenues, when products and enhancements are released or made available over the products' estimated economic lives.
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products and enhancements when released or made available. Software development costs for internal-use software are amortized to cost of revenues when products and enhancements are released or made available over the products' estimated economic lives, which are expected to be three to five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
Research and Development Costs
Research and development expenses include salaries and personnel-related costs, including employee benefits, bonuses and stock-based compensation, third-party contractor expenses, software development costs, allocated overhead and other related expenses incurred in developing new solutions and enhancing existing solutions.
Certain research and development costs that are related to the Company's software development, which include salaries and other personnel-related costs, comprised of employee benefits, stock-based compensation and bonuses attributed to programmers, software engineers and quality control teams working on the Company's software solutions, are capitalized and included in intangible assets, net on the consolidated balance sheets.
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $4.3 million, $4.4 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock-Based Compensation
Stock-based compensation includes grants of stock options, restricted stock units, or RSUs, performance-based restricted stock units, and purchase rights under our employee stock purchase plan, or ESPP, and is used to compensate employees, directors and consultants. All awards are measured at fair value on grant date and forfeitures are recognized as they occur.
The Company values RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period and compensation expense is recognized straight-line over the requisite service period.
The Company values stock options and purchase rights under the ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the risk-free interest rate, expected term and expected volatility and the Company assumes no dividend yield. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting monthly over the following 36 months. The Company's ESPP has two six-month offering periods which commence on each June 1 and December 1. The Company recognizes compensation expense straight-line over the requisite service period for stock options and over the withholding period for the ESPP.
The Company grants performance-based restricted stock units which provide for shares of common stock to be earned based on its total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. The Company values TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant is based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumes no dividend yield and recognizes compensation expense ratably over the performance period of the award, as applicable. TSR PSUs and MSUs vest based on TSR relative to the TSR as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs and MSUs will vest over two-year and three-year performance periods. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
The Company also grants performance-based restricted stock units which provide for shares of common stock to be earned based on its attainment of Adjusted EBITDA as a percentage of non-GAAP Revenue relative to a target specified in the applicable agreement, or EBITDA PSUs. The Company values EBITDA PSUs at the closing market price on the date of grant. The minimum percentage of EBITDA PSUs that can vest is 0%, with a maximum percentage of 200%. The vesting of EBITDA PSUs is conditioned upon the achievement of certain internal targets and will vest over a two-year and three-year performance period. The Company recognizes compensation expense using the accelerated attribution method over the performance period, if it is probable that the performance condition will be achieved. Adjustments to compensation expense are made each reporting period based on changes in our estimate of the number of EBITDA PSUs that are probable of vesting.
Convertible Senior Notes
The Company accounts for its convertible notes as a liability at face value less unamortized debt issuance costs. The issuance costs are amortized to expense over the respective term of its convertible notes. Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of its convertible notes.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2023, the Company had no finance leases.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(65,384)	$(108,983)	$(112,746)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,354	57,300	56,394
Net loss per common share, basic and diluted	$(1.12)	$(1.90)	$(2.00)
Due to net losses for each of the years ended December 31, 2023, 2022 and 2021, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2023	2022	2021
Stock options, restricted stock units, market stock units and performance stock units	4,776	3,667	2,264
Shares issuable pursuant to the ESPP	102	85	—
Shares related to convertible notes (1)	5,042	6,256	451
Shares subject to warrants related to the issuance of the 2023 Notes	—	—	39
	9,920	10,008	2,754
________________________________________________________________________
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of the convertible senior notes was calculated using the if-converted method for the years ended December 31, 2023 and December 31, 2022. The Company's convertible senior notes were calculated using the treasury stock method for the year ended December 31, 2021.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board, or FASB, issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures" which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
3. Revenue
Disaggregation of Revenue
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2023	2022	2021
Subscription	$475,945	$412,040	$361,094
Transactional	65,416	67,373	68,829
Services and Other	83,263	86,260	68,797
Total Revenues	$624,624	$565,673	$498,720

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred Revenues
The net decrease in the deferred revenue balance for the year ended December 31, 2023 is primarily driven by the recognition of $507.8 million of revenue recognized from current year invoices, the recognition of $117.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and $2.5 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the amounts due in advance of satisfying the Company's performance obligations of $624.2 million for current year invoices. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On December 31, 2023, the Company had $1.84 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 24 months, an additional 30% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses and Other Reserved Balances
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero and $0.2 million in expected losses for the years ended December 31, 2023 and 2022, respectively, of which zero and $0.4 million has been written off and charged against the allowance at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company decreased the allowance by less than $0.1 million, primarily as a result of the reduction in total contract asset balances. The allowance for credit losses related to contract assets was $0.03 million and $0.1 million as of December 31, 2023 and 2022, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability is contingent upon current and anticipated macroeconomic conditions that could impact the Company's customers such as unemployment, inflation and regulation matters. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned $0.1 million and $0.6 million for expected losses for the years ended December 31, 2023 and 2022, respectively, of which $0.3 million and $0.4 million has been written off and charged against the allowance at December 31, 2023 and 2022, respectively. The allowance for credit losses related to accounts receivable was $0.5 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $0.9 million and $1.2 million as of December 31, 2023 and 2022, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table shows the Company's allowance for sales credits, credit losses, and other reserved balances as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2021	$3,106	$3,760	$(4,105)	$2,761
Year Ended December 31, 2022	2,761	2,931	(3,692)	2,000
Year Ended December 31, 2023	$2,000	$1,214	$(1,813)	$1,401
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2023:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$86,611	$86,611	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$31,852	$—	$31,852	$—
Certificates of deposit	9,321	—	9,321	—
U.S. government securities	53,055	—	53,055	—
	$94,228	$—	$94,228	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2023 and 2022 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the years ended December 31, 2023 and 2022.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
In 2022, the Company invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the year ended December 31, 2023, the Company determined there was a $0.1 million other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.1 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 and 2022, the Company's cash was $143.0 million and $150.6 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,611	$—	$—	$86,611

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,979	$3	$(130)	$31,852
Certificates of deposit	9,337	—	(16)	9,321
U.S. government securities	53,208	—	(153)	$53,055
	$94,524	$3	$(299)	$94,228
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2022 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$20,998	$—	$—	$20,998
Certificates of deposit	25,547	—	—	25,547
U.S. government securities	2,497	1	—	2,498
	$49,042	$1	$—	$49,043

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$57,320	$1	$(582)	$56,739
Certificates of deposit	5,063	3	(50)	5,016
U.S. government securities	173,241	12	(1,481)	171,772
	$235,624	$16	$(2,113)	$233,527
Investments may be sold or may settle at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company classifies its investments, including investments with maturities beyond twelve months, as current assets on the consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2023	2022
Due within one year or less	$87,133	$171,831
Due after one year through two years	7,095	61,696
	$94,228	$233,527
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of December 31, 2023 and 2022.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$12,060	$(39)	$18,525	$(91)
Certificates of deposit	1,999	(5)	2,215	(11)
U.S. government securities	18,140	(42)	32,421	(111)
	$32,199	$(86)	$53,161	$(213)
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2023	2022
Deferred solution costs	$18,527	$12,673
Deferred commissions	8,994	8,444
Deferred solution and other costs, current portion	$27,521	$21,117

Deferred solution costs	$4,476	$6,180
Deferred commissions	21,614	20,230
Deferred solution and other costs, net of current portion	$26,090	$26,410
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2023	2022
Computer hardware and equipment	$67,942	$66,003
Purchased software and licenses	12,075	15,001
Furniture and fixtures	9,997	9,791
Leasehold improvements	28,217	26,548
	118,231	117,343
Accumulated depreciation	(77,053)	(60,648)
Property and equipment, net	$41,178	$56,695
Depreciation expense was $19.9 million, $17.7 million and $15.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both December 31, 2023 and 2022. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2023. No impairment of goodwill was identified during 2023, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2023 and 2022 were as follows:

	As of December 31, 2023			As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,540	$(46,065)	$9,475	$62,785	$(40,981)	$21,804
Non-compete agreements	12,020	(10,058)	1,962	13,275	(8,642)	4,633
Trademarks	19,870	(14,266)	5,604	19,870	(8,663)	11,207
Acquired technology	150,097	(90,776)	59,321	157,638	(74,910)	82,728
Capitalized software development costs	56,147	(10,937)	45,210	28,519	(3,210)	25,309
	$293,674	$(172,102)	$121,572	$282,087	$(136,406)	$145,681

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The estimated useful lives and weighted average remaining amortization periods for intangible assets at December 31, 2023 are as follows (in years):

	Estimated Useful Life	Weighted Average Remaining Amortization Period
Customer relationships	4 - 5	0.9
Non-compete agreements	3 - 5	0.8
Trademarks	5 - 6	1.0
Acquired technology	5 - 7	2.8
Capitalized software development costs	3 - 5	4.2
Total		3.1
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense included in cost of revenues on the consolidated statements of comprehensive loss was $31.1 million, $25.7 million and $23.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense included in operating expenses on the consolidated statements of comprehensive loss was $20.7 million, $18.2 million and $17.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2023 was as follows:

Amortization
Year Ended December 31,
2024	$50,158
2025	32,315
2026	25,746
2027	9,811
2028	3,542
Thereafter	—
Total amortization	$121,572
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
Accrued data center equipment, software and services	$1,922	$2,637
Accrued transaction processing fees	5,183	7,029
Accrued professional services	2,405	3,652
Lease and other restructuring charges	2,428	2,250
Other	4,533	5,180
Accrued liabilities	$16,471	$20,748

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
10. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal, therefore no amounts related to this option is recognized as part of lease liabilities or right of use assets. Pursuant to the second of which the Company leases office space with separate lease terms for different portions of the building of approximately seven and ten years, with options to extend the separate leases on the second building from five to ten years. The Company is reasonably certain to exercise the renewal options on the second building, therefore the Company's operating lease liabilities include $9.8 million and right of use assets include $7.8 million in optional lease renewals. The Company also leases office space in other U.S. cities located in Nebraska, Iowa, North Carolina and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom.
The Company believes its current facilities will be adequate for its needs for the foreseeable future. Rent expense under operating leases was $5.3 million, $7.3 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2023	2022	2021
Lease expense:
Operating lease expense	$9,257	$11,002	$10,101
Sublease income	(1,004)	(1,308)	(1,047)
Total lease expense	$8,253	$9,694	$9,054

Other information:
Cash paid for operating lease liabilities	$12,678	$12,886	$10,743
Right of use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2023, 2022 and 2021	$3,292	$917	$23,310
Weighted-average remaining lease term - operating leases	6.6 years	7.5 years	8.2 years
Weighted-average discount rate - operating leases	6.2%	5.2%	5.2%
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at December 31, 2023 were as follows:

Operating Leases
Year Ended December 31,
2024	$13,443
2025	12,050
2026	9,390
2027	8,369
2028	5,206
Thereafter	18,202
Total lease payments	66,660
Less: imputed interest	(10,636)
Total operating lease liabilities	56,024
The future operating lease payments include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
As of December 31, 2023 the Company has active sublease agreements related to excess office space in North Carolina, Georgia, and Nebraska.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
During the years ended December 31, 2023 and December 31, 2022, the Company exited and made available for sublease certain leased office spaces and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. During the year ended December 31, 2023, an impairment of $1.9 million was recorded to right of use assets, $0.2 million was recorded to property and equipment and an additional $0.3 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. During the year ended December 31, 2022, an impairment of $3.9 million was recorded to right of use assets, $0.5 million was recorded to property and equipment and an additional $3.7 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the consolidated statements of comprehensive loss.
11. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, co-location and hosting fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at December 31, 2023 were as follows:

Contractual Commitments
Year Ended December 31,
2024	$62,906
2025	242,789
2026	327,285
2027	4,819
2028	3,500
Thereafter	—
Total commitments	$641,299
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
12. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of December 31, 2023, which are further discussed below (principal in thousands):

	Date Issued	Maturity Date (1)	Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2026 Notes	June 1, 2019	June 1, 2026	$303,995	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$191,000	0.125%	$7.1355	$140.14
____________________________________________________________________________
(1) Unless earlier converted or repurchased in accordance with their terms prior to such date
(2) Subject to adjustment upon the occurrence of certain specified events
As further defined and described below 2026 Notes and the 2025 Notes are collectively referred to as the Notes or Notes.
In February 2018, the Company issued $230.0 million principal amount of convertible senior notes due in February 2023, or the 2023 Notes. Interest was payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2018. In November 2020, the Company exchanged $181.9 million in aggregate principal amount of the 2023 Notes for $210.7 million in aggregate principal of 2025 Notes (as described below) and 1.3 million shares of common stock. The Company did not receive any cash proceeds from the exchange. In exchange for issuing 2025 Notes pursuant to the exchange transaction, the Company received and cancelled the exchanged 2023 Notes. In May 2021, the Company repurchased $37.1 million in aggregate principal amount of the 2023 Notes for $63.7 million in cash. In February 2023, the Company repaid $10.9 million of principal and the remaining accrued interest in cash to the debt holders to fully settle the 2023 Notes on the maturity date. The Company's outstanding convertible notes bond hedges and warrants transactions entered in connection with the 2023 Notes expired in February 2023 and September 2023, respectively.
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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchase of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income (expense) on the consolidated statements of comprehensive loss. The Company may repurchase additional 2025 Notes and/or 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
On or after June 5, 2023 or November 20, 2023 for the 2026 Notes and 2025 Notes, respectively, the Company may redeem for cash all or any portion of the Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the Notes for redemption, holders may convert all or any portion of their Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the Notes are not otherwise convertible at such time. After that time, the right to convert such Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of the Notes may convert all or any portion of its Notes until the redemption price has been paid or duly provided for.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The 2023 Notes, 2026 Notes and 2025 Notes consist of the following:

	As of December 31, 2023			As of December 31, 2022
	2023 Notes	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes
Liability component:
Principal	$—	$303,995	$191,000	$10,908	$316,250	$350,000
Unamortized debt issuance costs	—	(3,133)	(1,398)	(5)	(4,563)	(3,898)
Net carrying amount	$—	$300,862	$189,602	$10,903	$311,687	$346,102
The following table sets forth total interest expense recognized related to the 2023 Notes, 2026 Notes and 2025 Notes:

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$2,532	$2,892	$3,000
Amortization of debt issuance costs	2,104	2,719	2,038
Amortization of debt discount (1)	—	—	25,824
Total	$4,636	$5,611	$30,862
____________________________________________________________________________
(1) Upon adoption of ASU 2020-06 on January 1, 2022, the debt discount associated with the equity component of the Notes was reversed, which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.
As of December 31, 2023, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 2.4 years, and 1.9 years, respectively.
As of December 31, 2023, the if-converted value of the Notes did not exceed the principal amount. These if-converted values were determined based on the closing price of the Company's stock on December 31, 2023.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into two separate capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls associated with the 2025 Notes have an initial strike price of $140.1443 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls associated with the 2026 Notes have an initial cap price of $139.00 per share. The Capped Calls associated with the 2025 Notes have an initial cap price of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital. The cost of $39.8 million incurred in connection with the Capped Calls associated with the 2025 Notes was recorded as a reduction to additional paid-in capital.
In March 2023, in connection with the partial repurchase of the Notes, the Company terminated the Capped Calls in a notional amount corresponding to the aggregate principal amount of the Notes that were repurchased. As a result of the termination of the related Capped Calls, the Company received cash payments of $0.1 million. The proceeds were recorded as an increase to additional paid-in capital on the consolidated balance sheets.

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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of unissued shares subject to options or restricted awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of December 31, 2023, 7,745 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any MSUs or PSUs.
In March 2014, the Company adopted its ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of December 31, 2023, 874 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's consolidated statements of comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$13,346	$12,262	$10,590
Sales and marketing	16,771	15,379	11,153
Research and development	15,157	13,987	13,273
General and administrative	33,914	23,529	19,318
Total stock-based compensation expense	$79,188	$65,157	$54,334
Stock-based compensation capitalized as an asset was $5.3 million, $3.9 million and $1.6 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock Options
There were no stock options granted during the years ended December 31, 2023, 2022 or 2021.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2021	670	$27.43
Granted	—	—
Exercised	(307)	19.16
Forfeited	—	—
Balance as of December 31, 2021	363	34.42
Granted	—	—
Exercised	(27)	26.06
Forfeited	—	—
Expired	(12)	35.80
Balance as of December 31, 2022	324	35.07
Granted	—	—
Exercised	(74)	30.91
Forfeited	—	—
Expired	(4)	27.86
Balance as of December 31, 2023	246	$36.43
The summary of stock options outstanding as of December 31, 2023 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$35.80 - $47.00	246	$36.43	0.2
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $0.6 million and $26.2 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2023, 2022 and 2021 was zero, $0.01 million and $0.4 million, respectively.
As of December 31, 2023, the aggregate intrinsic value of options outstanding was $1.8 million. As of December 31, 2023, all options are vested, therefore the unrecognized stock-based compensation expense related to stock options is zero.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	1,757	$70.74
Granted	786	109.91
Vested	(671)	64.12
Forfeited	(252)	81.89
Nonvested as of December 31, 2021	1,620	90.75
Granted	2,186	45.62
Vested	(609)	82.50
Forfeited	(253)	78.70
Nonvested as of December 31, 2022	2,944	59.99
Granted	1,981	32.31
Vested	(963)	63.59
Forfeited	(366)	48.39
Nonvested as of December 31, 2023	3,596	$44.96
The total fair value of restricted stock units vested during each of the years ended December 31, 2023, 2022 and 2021 was $32.5 million, $29.1 million and $66.0 million, respectively. Total unrecognized stock-based compensation expense related to restricted stock units was $122.5 million, which the Company expects to recognize over a weighted average period of 2.5 years.
Market Stock Units and Performance Stock Units
MSU and PSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2021	370	$35.67
Granted	125	77.63
Change in awards based on performance(1)	206	39.67
Vested	(390)	33.49
Forfeited	(30)	40.19
Nonvested as of December 31, 2021	281	59.74
Granted	239	46.75
Vested	—	—
Forfeited	(121)	41.71
Nonvested as of December 31, 2022	399	57.42
Granted	587	39.59
Vested	(4)	23.21
Forfeited	(48)	55.55
Nonvested as of December 31, 2023	934	$46.45
________________________________________________________________________
(1)Represents the change in the number of TSR PSUs and MSUs earned based on performance achievement for the performance period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Significant assumptions used in the Monte Carlo simulation model for the TSR PSUs and MSUs granted during the year ended December 31, 2023, 2022, and 2021 are as follows:

	As of December 31,
	2023	2022	2021
Volatility	52.7 - 54.8%	45.4%	42.3 - 43.5%
Risk-free interest rate	3.9 - 4.5%	1.9%	0.3 - 1.0%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
The total fair value of MSUs and PSUs vested during each of the years ended December 31, 2023, 2022 and 2021 was $0.1 million, zero and $41.6 million, respectively. Total unrecognized stock-based compensation expense related to MSUs and PSUs was $27.3 million, which the Company expects to recognize over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
The following summarizes the assumptions used for estimating the fair value of ESPP purchase rights:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk-free interest rate	5.3 - 5.4%	0.3 - 4.7%
Expected life (in years)	0.5	0.3 - 0.5
Expected volatility	37.2 - 66.0%	49.7 - 65.6%
Dividend yield	—	—
Grant date fair value per share	$9.71 - $9.87	$9.45 - $17.30
During the year ended December 31, 2023, the Company's employees purchased 255 shares under the ESPP at a weighted-average price of $23.88 per share, resulting in cash proceeds of $6.1 million. Total unrecognized stock-based compensation expense related to the ESPP was $0.8 million, which the Company expects to recognize over a weighted average period of 0.4 years.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2023	2022
U.S.	$(64,164)	$(106,743)
Non-U.S.	2,342	668
Loss before income taxes	$(61,822)	$(106,075)
The components of the Company's provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Foreign	$1,976	$959	$959
State	660	1,268	144
Total current taxes	$2,636	$2,227	$1,103
Deferred taxes:
Federal	$420	$420	$419
Change in valuation allowance - acquisitions	—	—	(74)
Foreign	(251)	(355)	(127)
State	757	616	322
Total deferred taxes	926	681	540
Provision for income taxes	$3,562	$2,908	$1,643
The Company had federal net operating loss carryforwards of approximately $504.0 million and $590.1 million at December 31, 2023 and 2022, respectively, of which $70.3 million will expire at various dates beginning in 2027, if not utilized, and $433.8 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held federal R&D tax credits of $8.9 million and state tax credits of $0.3 million for both years ended December 31, 2023 and 2022. The federal and state tax credit carry overs will begin to expire in 2033, if not utilized.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
NOL and credit carryforwards	$128,670	$157,480
Deferred revenue	22,802	15,036
Accrued expenses and other	6,285	5,676
Stock-based compensation	11,425	10,079
Lease liabilities	13,600	15,167
Interest expense carryforwards	6,202	13,721
Convertible debt hedge	5,727	11,115
IRC Section 174 expenditures	56,711	29,610
Total deferred tax assets	251,422	257,884
Deferred tax liabilities:
Deferred expenses	(14,960)	(13,080)
Depreciation and amortization	(17,491)	(24,447)
Capitalized software	(1,694)	(1,468)
Right of use assets	(8,497)	(9,614)
Total deferred tax liabilities	(42,642)	(48,609)
Deferred tax assets less tax liabilities	208,780	209,275
Less: valuation allowance	(212,614)	(212,202)
Net deferred tax liability	$(3,834)	$(2,927)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2023, the valuation allowance increased by approximately $0.4 million due to continuing operations.
At December 31, 2023, the Company did not provide any U.S. income or foreign withholding taxes on approximately $11.2 million of foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company's provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2023, 2022, and 2021, respectively, primarily as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of:
Increase in deferred tax valuation allowance	(0.7)	(14.8)	(30.2)
Stock compensation	(12.4)	(4.8)	14.5
Acquisitions	—	(0.2)	(0.2)
R&D credit	—	(2.4)	—
State taxes, net of federal benefit	4.5	0.6	3.9
Change in uncertain tax positions	0.4	1.5	(2.2)
Executive compensation	(4.8)	(1.8)	(7.4)
GILTI inclusion	—	(1.6)	—
Foreign NOL write-off	(14.5)	—	—
Federal return to provision	2.7	—	—
Other permanent items	(2.0)	(0.2)	(0.9)
Income tax provision effective rate	(5.8)%	(2.7)%	(1.5)%
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and in each foreign jurisdiction in which we have operations. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2020. Operating losses and credits generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses and credits are utilized. The tax years 2020 through 2023 remain open to examination by all the major taxing jurisdictions to which the Company is subject.
The total amount of uncertain tax positions as of December 31, 2023 and 2022 was $0.7 million and $1.0 million, respectively. The reconciliation of uncertain tax positions at the beginning and end of the year is as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$977	$2,568
Gross decrease related to prior year positions	(510)	(1,855)
Gross increase related to current year positions	253	264
Ending balance	$720	$977
At December 31, 2023, approximately $0.7 million would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2023, the Company had no accrued interest. The Company does not believe it is reasonably possible that any of its unrecognized tax benefits will be resolved within the next 12 months. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) retirement savings plan, or 401(k) Plan, covering substantially all employees. Employees can contribute between 1% and 50% of their total earnings. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
The Company makes matching contributions equal to 50% of employee contributions, which could be applied to up to 6% of each participant's compensation. Employees are eligible to participate upon date of hire and are immediately vested in all matching contributions. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $7.8 million, $7.2 million and $5.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
17. Related Parties
The Company recorded no revenues from a related-party customer for the years ended December 31, 2023 and December 31, 2022 and $0.6 million in revenues from a related-party customer for the year ended December 31, 2021.