Form 10-Q
period 2024-03-31
Q2 Holdings, Inc.
filed 2024-05-01
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,099,512 shares of Common Stock, $0.0001 par value per share as of April 30, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•global macroeconomic uncertainties and challenges in the financial services industry and credit markets, including as a result of recent bank failures, inflation, higher interest rates and any potential additional monetary policy measures and their potential impacts on our prospects' and customers' operations, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
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
•the risks and increased costs associated with managing growth and global operations, including hiring, training, retaining and motivating employees to support such growth, particularly in light of recent macroeconomic challenges, including increased competition for talent, employee turnover, labor shortages and wage inflation;
•the risks associated with our transactional business which are typically driven by End-User behavior and can be influenced by external drivers outside of our control;
•the risks associated with effectively managing our business and cost structure in an uncertain macroeconomic environment, including as a result of challenges in the financial services industry and the effects of seasonality and unexpected trends;
•the risks associated with geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure, and political uncertainty or discord, including related to the 2024 U.S. presidential election;
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
•the risks associated with cyberattacks, financial transaction fraud, data and privacy breaches and breaches of security measures within our products, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities and harm to our business and reputation and our ability to sell our solutions;

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
•the risk that our debt repayment obligations may adversely affect our financial condition and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,522	$229,655
Restricted cash	4,257	3,977
Investments	63,939	94,353
Accounts receivable, net	54,292	42,899
Contract assets, current portion, net	8,579	9,193
Prepaid expenses and other current assets	15,542	11,625
Deferred solution and other costs, current portion	28,355	27,521
Deferred implementation costs, current portion	9,012	8,741
Total current assets	458,498	427,964
Property and equipment, net	37,871	41,178
Right of use assets	34,957	35,453
Deferred solution and other costs, net of current portion	31,861	26,090
Deferred implementation costs, net of current portion	22,172	21,480
Intangible assets, net	115,249	121,572
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	11,702	12,210
Other long-term assets	3,208	2,609
Total assets	$1,228,387	$1,201,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,599	$19,353
Accrued liabilities	23,226	16,471
Accrued compensation	13,810	26,580
Deferred revenues, current portion	132,387	118,723
Lease liabilities, current portion	10,630	10,436
Total current liabilities	192,652	191,563
Convertible notes, net of current portion	490,960	490,464
Deferred revenues, net of current portion	26,851	17,350
Lease liabilities, net of current portion	44,429	45,588
Other long-term liabilities	8,524	7,981
Total liabilities	763,416	752,946
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 60,099 issued and outstanding as of March 31, 2024 and 59,031 shares issued and outstanding as of December 31, 2023	6	6
Additional paid-in capital	1,105,808	1,075,278
Accumulated other comprehensive loss	(1,306)	(1,111)
Accumulated deficit	(639,537)	(625,694)
Total stockholders' equity	464,971	448,479
Total liabilities and stockholders' equity	$1,228,387	$1,201,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$165,508	$153,008
Cost of revenues	83,256	79,711
Gross profit	82,252	73,297
Operating expenses:
Sales and marketing	25,445	28,144
Research and development	34,862	34,425
General and administrative	30,176	24,692
Transaction-related costs	—	12
Amortization of acquired intangibles	4,828	5,262
Lease and other restructuring charges	1,126	1,961
Total operating expenses	96,437	94,496
Loss from operations	(14,185)	(21,199)
Other income (expense):
Interest and other income	3,189	2,276
Interest and other expense	(1,292)	(1,444)
Gain on extinguishment of debt	—	19,869
Total other income (expense), net	1,897	20,701
Loss before income taxes	(12,288)	(498)
Provision for income taxes	(1,555)	(18)
Net loss	$(13,843)	$(516)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	126	1,036
Foreign currency translation adjustment	(321)	(17)
Comprehensive income (loss)	$(14,038)	$503
Net loss per common share, basic and diluted	$(0.23)	$(0.01)
Weighted average common shares outstanding, basic and diluted
Basic and diluted	59,446	57,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Total stockholders' equity, beginning balances	$448,479	$419,024

Common stock and additional paid-in capital:
Beginning balances	1,075,284	982,306
Stock-based compensation expense	22,126	19,345
Exercise of stock options	8,404	90
Settlement of capped calls	—	139
Ending balances	1,105,814	1,001,880

Accumulated deficit:
Beginning balances	(625,694)	(560,310)
Net loss	(13,843)	(516)
Ending balances	(639,537)	(560,826)

Accumulated other comprehensive income (loss):
Beginning balances	(1,111)	(2,972)
Other comprehensive income (loss)	(195)	1,019
Ending balances	(1,306)	(1,953)

Total stockholders' equity, ending balances	$464,971	$439,101

Common stock (in shares):
Beginning balances	59,031	57,735
Exercise of stock options	234	4
Shares issued for the vesting of restricted stock awards	834	459
Ending balances	60,099	58,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,843)	$(516)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	6,411	6,069
Depreciation and amortization	17,523	17,543
Amortization of debt issuance costs	496	618
Amortization of premiums and discounts on investments	(371)	(1,097)
Stock-based compensation expense	20,801	18,086
Deferred income taxes	(269)	(526)
Gain on extinguishment of debt	—	(19,312)
Lease impairments	542	1,301
Other non-cash items	(137)	275
Changes in operating assets and liabilities:
Accounts receivable, net	(11,303)	6,919
Prepaid expenses and other current assets	(3,940)	(4,638)
Deferred solution and other costs	(9,747)	(12,190)
Deferred implementation costs	(3,750)	(3,537)
Contract assets, net	1,121	622
Other long-term assets	752	1,443
Accounts payable	(6,431)	2,218
Accrued liabilities	(6,861)	(13,123)
Deferred revenues	23,168	6,215
Deferred rent and other long-term liabilities	(726)	(2,476)
Net cash provided by operating activities	13,436	3,894
Cash flows from investing activities:
Purchases of investments	(75)	(42,831)
Maturities of investments	30,986	127,904
Purchases of property and equipment	(1,405)	(1,032)
Capitalized software development costs	(6,010)	(6,049)
Net cash provided by investing activities	23,496	77,992
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	—	(10,908)
Payment for repurchases of convertible notes	—	(149,640)
Proceeds from capped calls related to convertible notes	—	139
Proceeds from the exercise of stock options and ESPP	8,404	90
Net cash provided by (used in) financing activities	8,404	(160,319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(189)	60
Net increase (decrease) in cash, cash equivalents and restricted cash	45,147	(78,373)
Cash, cash equivalents and restricted cash, beginning of period	233,632	201,902
Cash, cash equivalents and restricted cash, end of period	$278,779	$123,529
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$128	$1,886
Stock-based compensation for capitalized software development	$803	$769
Capitalized software development costs included in accounts payable and accrued liabilities	$—	$468
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2024 and 2023. No customer accounted for 10% or more of accounts receivable, net as of March 31, 2024 and December 31, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended March 31, 2024 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(13,843)	$(516)
Denominator:
Weighted-average common shares outstanding, basic and diluted	59,446	57,885
Net loss per common share, basic and diluted	$(0.23)	$(0.01)
Due to net losses for the three months ended March 31, 2024 and 2023, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2024	2023
Stock options, restricted stock units, market stock units and performance stock units	5,341	5,374
Shares issuable pursuant to the ESPP	70	127
Shares related to convertible notes	4,794	5,798
	10,205	11,299
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2024	2023
Subscription	$130,357	$115,189
Transactional	17,051	16,261
Services and Other	18,100	21,558
Total Revenues	$165,508	$153,008
Deferred Revenues
The net increase in the deferred revenue balance for the three months ended March 31, 2024 was primarily driven by the amounts due from customers in advance of satisfying the Company's performance obligations of $189.8 million for current year invoices, partially offset by the recognition of $111.4 million of revenue recognized from current year invoices, $54.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and $1.1 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On March 31, 2024, the Company had $1.92 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in the next 24 months, an additional 31% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract assets portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated macroeconomic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero for expected losses for both the three months ended March 31, 2024 and 2023, of which zero has been written off and charged against the allowance at both March 31, 2024 and 2023. The allowance for credit losses related to contract assets was $0.03 million at both March 31, 2024 and December 31, 2023.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated macroeconomic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero for expected losses for both the three months ended March 31, 2024 and 2023, of which zero has been written off and charged against the allowance at both March 31, 2024 and 2023. The allowance for credit losses related to accounts receivable was $0.5 million at both March 31, 2024 and December 31, 2023.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2024:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$119,391	$119,391	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$24,286	$—	$24,286	$—
Certificates of deposit	8,642	—	8,642	—
U.S. government securities	30,812	—	30,812	—
	$63,740	$—	$63,740	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2024 and December 31, 2023 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be Investments. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases, deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments, and deposits that are restricted to withdrawal or use as of the reporting date under the contractual terms of certain customer arrangements.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during either of the three months ended March 31, 2024 or 2023.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the year ended December 31, 2023, the Company determined there was a $0.1 million other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.2 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company's cash was $155.1 million and $143.0 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of March 31, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$119,391	$—	$—	$119,391

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$24,352	$—	$(66)	$24,286
Certificates of deposit	8,652	—	(10)	8,642
U.S. government securities	30,905	—	(93)	30,812
	$63,909	$—	$(169)	$63,740

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,611	$—	$—	$86,611

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,979	$3	$(130)	$31,852
Certificates of deposit	9,337	—	(16)	9,321
U.S. government securities	53,208	—	(153)	53,055
	$94,524	$3	$(299)	$94,228
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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2024	December 31, 2023
Due within one year or less	$58,590	$87,133
Due after one year through two years	5,150	7,095
	$63,740	$94,228
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income (loss). Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2024 and December 31, 2023.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of March 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$2,840	$(10)	$20,171	$(56)
Certificates of deposit	749	(1)	2,717	(9)
U.S. government securities	3,563	—	27,249	(93)
	$7,152	$(11)	$50,137	$(158)

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both March 31, 2024 and December 31, 2023. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2023. No impairment of goodwill was identified during 2023, nor has any impairment of goodwill been identified during the three months ended March 31, 2024.
Intangible assets at March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,540	$(48,861)	$6,679	$55,540	$(46,065)	$9,475
Non-compete agreements	12,020	(10,675)	1,345	12,020	(10,058)	1,962
Trademarks	19,870	(15,667)	4,203	19,870	(14,266)	5,604
Acquired technology	150,097	(96,280)	53,817	150,097	(90,776)	59,321
Capitalized software development costs	62,671	(13,466)	49,205	56,147	(10,937)	45,210
	$300,198	$(184,949)	$115,249	$293,674	$(172,102)	$121,572
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income (loss) was $8.3 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income (loss) was $4.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2024 was as follows:

Amortization
Year Ended December 31,
2024 (April 1 to December 31)	$38,045
2025	33,677
2026	27,109
2027	11,173
2028	4,904
Thereafter	341
Total amortization	$115,249

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
7. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first of which the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. Pursuant to the second of which the Company leases office space with lease terms of approximately ten years, with options to extend the leases on the second building from five to ten years. The Company also leases office space in other U.S. cities located in Nebraska, Iowa, North Carolina, and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom. The Company believes its current facilities will be adequate for its needs for the foreseeable future.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at March 31, 2024 were as follows:

Operating Leases
Year Ended December 31,
2024 (April 1 to December 31)	$10,368
2025	12,508
2026	10,023
2027	8,708
2028	5,562
Thereafter	18,202
Total lease payments	$65,371
Less: imputed interest	(10,312)
Total operating lease liabilities	$55,059
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As of December 31, 2023, an impairment of $1.9 million was recorded to right of use assets, $0.2 million was recorded to property and equipment and an additional $0.3 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2024, no impairment charges related to right of use or other lease related assets were recorded.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at March 31, 2024 were as follows:

Contractual Commitments
Year Ended December 31,
2024 (April 1 to December 31)	$43,665
2025	244,601
2026	328,870
2027	4,819
2028	3,500
Thereafter	—
Total commitments	$625,455
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
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
9. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of March 31, 2024, which are further discussed below (principal in thousands):

	Date Issued	Maturity Date (1)	Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2026 Notes	June 1, 2019	June 1, 2026	$303,995	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$191,000	0.125%	$7.1355	$140.14
___________________________________________________________________________
(1) Unless earlier converted or repurchased in accordance with their terms prior to such date
(2) Subject to adjustment upon the occurrence of certain specified events
As further defined and described below, the 2026 Notes and the 2025 Notes are collectively referred to as the Notes.
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
On or after June 5, 2023 or November 20, 2023 for the 2026 Notes and 2025 Notes, respectively, the Company may redeem for cash all or any portion of the Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the Notes for redemption, holders may convert all or any portion of their Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the Notes are not otherwise convertible at such time. After that time, the right to convert such Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of the Notes may convert all or any portion of its Notes until the redemption price has been paid or duly provided for.
On or after March 1, 2026 or August 15, 2025 for the 2026 Notes and 2025 Notes, respectively, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indentures governing the Notes.
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
As of March 31, 2024, the 2026 Notes and 2025 Notes were not convertible.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Notes consist of the following:

	As of March 31, 2024		As of December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(2,819)	(1,216)	(3,133)	(1,398)
Net carrying amount	$301,176	$189,784	$300,862	$189,602
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$629	$703
Amortization of debt issuance costs	496	618
Total	$1,125	$1,321
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. As of March 31, 2024, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 2.2 years and 1.6 years, respectively.
As of March 31, 2024, the if-converted value of the Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on March 31, 2024.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into two separate capped call transactions with one or more counterparties, or the Capped Calls. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls associated with the 2025 Notes have an initial strike price of $140.1443 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls associated with the 2026 Notes have an initial cap price of $139.00 per share. The Capped Calls associated with the 2025 Notes have an initial cap price of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital. The cost of $39.8 million incurred in connection with the Capped Calls associated with the 2025 Notes was recorded as a reduction to common stock.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of March 31, 2024, 5,796 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of March 31, 2024, 1,374 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$3,165	$3,373
Sales and marketing	3,871	4,260
Research and development	3,843	3,776
General and administrative	9,922	6,677
Total stock-based compensation expense	$20,801	$18,086
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2024 is based on the estimated annual effective tax rate for fiscal year 2024. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (12.7)% and (3.6)% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of previously acquired goodwill and current income tax expense from foreign operations.
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
As of March 31, 2024, the Company had $0.7 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2023. The Company's tax years 2020 through 2023 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in our Annual Report on Form 10-K, filed with the SEC on February 21, 2024. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward Looking Statements," which include a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wanting to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions include a broad and deep portfolio of digital banking solutions; digital lending and relationship pricing solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a cloud-native core that also serves as a comprehensive banking as a service, or BaaS, solution, both of which enable innovative companies and financial institutions to integrate unique banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
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
We have deep domain expertise in developing and delivering advanced digital banking and lending solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 19 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our collection of solutions now spans digital banking, digital lending and relationship pricing, digital account opening, regulatory and compliance, account switching, data-driven sales enablement, spending insights and portfolio management, and we serve account holders and borrowers across retail, small to medium business, or SMB, and commercial segments domestically and outside of the U.S. In addition to our open platform solutions and BaaS offerings, we also offer a suite of risk and fraud solutions designed to assist our customers in their effort to safeguard the financial service offerings against fraudulent activities. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad product portfolio and deep domain expertise to both further penetrate the digital banking market and drive meaningful expansion activity within our robust customer base across financial services.

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
We deliver our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users, as defined in "Key Operating Measures" below, or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of End Users on our solutions, the number of transactions that End Users perform on our solutions, and the excess number of users and transactions above what is included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
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
Recent Events
There continues to be widespread geopolitical and macroeconomic uncertainties, some of which are impacting business and consumer behavior. We believe the combination of higher interest rates and persistent inflation, tight labor markets, wage inflation, geopolitical uncertainty, recession fears and other macroeconomic conditions continues to put pressure on some corporate growth initiatives. Persistent elevated interest rates or any further increase in interest rates may reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in operational challenges for financial institutions, including higher credit losses and difficulty in assessing risk in their existing loan portfolios and in making new lending decisions. A significant portion of our revenues is derived from sales of our digital banking platform to U.S. based RCFIs, which have and may continue to be impacted by challenges in the macroeconomic environment and financial services industry. However, we believe that higher interest rates also have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of banking conditions placing an importance on attracting and retaining deposits.

Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulation. In recent years, many financial institutions have merged or been acquired, and periodically during downturns, a limited number of financial institutions have failed, creating market disruption and uncertainty for the financial services industry, in particular among RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. Additionally, regulatory changes aimed at stabilizing the financial system could impose new burdens, further straining the profitability of these institutions and potentially leading to a contraction in economic activities. The current market conditions, including deteriorating performance of loan portfolios, capital constraints due to more stringent reserve requirements, and elevated levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators, alongside increasingly cautious investors, have increased scrutiny of commercial real estate lending. This heightened attention may compel financial institutions with substantial commercial real estate loan portfolios to adopt more stringent underwriting standards, enhance internal controls, bolster risk management policies, conduct more rigorous portfolio stress testing, and maintain higher reserve levels. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. The duration and severity of these general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above for further discussion of the impact and possible future impacts of general macroeconomic uncertainty and the current challenges facing the financial services industry on our business.

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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be partially offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 22.0 million, 21.1 million and 19.2 million Registered Users as of December 31, 2023, 2022 and 2021, respectively. Registered Users as of March 31, 2024 were 23.0 million compared to 21.5 million as of March 31, 2023.
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

Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates" in our Form 10-K. We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Premier Services. Premier Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $593.9 million, $500.9 million and $426.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Subscription ARR as of March 31, 2024 was $615.1 million compared to $521.3 million as of March 31, 2023. Our Total ARR was $734.8 million, $655.2 million and $574.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total ARR as of March 31, 2024 was $761.0 million compared to $672.7 million as of March 31, 2023.
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

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance. During the three months ended March 31, 2024, there was no impact of purchase accounting on revenue, and our non-GAAP total revenue is now equivalent to our GAAP total revenue.

	Three Months Ended March 31,
	2024	2023
Revenue:
GAAP revenue	$165,508	$153,008
Deferred revenue reduction from purchase accounting	—	116
Total Non-GAAP revenue	$165,508	$153,124
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

	Three Months Ended March 31,
	2024	2023
GAAP operating loss	$(14,185)	$(21,199)
Deferred revenue reduction from purchase accounting	—	116
Stock-based compensation	20,801	18,086
Transaction-related costs	—	12
Amortization of acquired technology	5,504	5,880
Amortization of acquired intangibles	4,828	5,262
Lease and other restructuring charges	1,133	1,961
Non-GAAP operating income	$18,081	$10,118
Adjusted EBITDA
We define adjusted EBITDA as net loss before depreciation, amortization, stock-based compensation, transaction-related costs, provision for income taxes, interest and other (income) expense, net, deferred revenue reduction from purchase accounting, gain on extinguishment of debt, and lease and other restructuring charges. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(13,843)	$(516)
Deferred revenue reduction from purchase accounting	—	116
Stock-based compensation	20,801	18,086
Transaction-related costs	—	12
Depreciation and amortization	17,523	17,543
Lease and other restructuring charges	1,133	1,961
Provision for income taxes	1,555	18
Gain on extinguishment of debt	—	(19,869)
Interest and other (income) expense, net	(1,936)	(879)
Adjusted EBITDA	$25,233	$16,472
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our data centers or with cloud-based service providers, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term or as incurred based on the nature of the revenue. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. For these customers, we recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term. For these customers, we recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for debit card and bill-pay related transaction services when End-Users utilize debit card services integrated within our Helix and other payment-service solutions in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of banking conditions placing an importance on attracting and retaining deposits. During the three months ended March 31, 2024, our subscription revenue growth was 13% as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue.We have observed a general decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. In recent periods, we have also observed a decline in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging macroeconomic conditions and the associated pressure on costs until the economic climate stabilizes and their respective financial outlooks improve.

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
Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. We have from time-to-time experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications, resulting in increased personnel costs due to competition for talent and the related pressure to improve employee benefits and compensation to remain competitive. In an effort to reduce certain of our personnel related expenditures and improve the scaling of expenses relative to revenue growth, we increased the efficiency of our global workforce structure beginning in 2023. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on several factors including the addition of newly hired sales professionals, the number and timing of newly installed customers and the amount of sales commissions expense amortized related to those customers. Commissions are generally capitalized and then amortized over the expected period of customer benefit. Sales and marketing expenses are impacted by the timing of significant marketing events such as our annual in-person client conference, which we typically hold during the second quarter of each year.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and gain on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt issuance costs and coupon interest attributable to our convertible notes, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Provision for Income Taxes
As a result of our current net operating loss position, our income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and current income tax expense from foreign operations.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues(1)	$165,508	$153,008
Cost of revenues(2)	83,256	79,711
Gross profit	82,252	73,297
Operating expenses:
Sales and marketing	25,445	28,144
Research and development	34,862	34,425
General and administrative	30,176	24,692
Transaction-related costs	—	12
Amortization of acquired intangibles	4,828	5,262
Lease and other restructuring charges	1,126	1,961
Total operating expenses	96,437	94,496
Loss from operations	(14,185)	(21,199)
Total other income (expense), net(3)	1,897	20,701
Loss before income taxes	(12,288)	(498)
Provision for income taxes	(1,555)	(18)
Net loss	$(13,843)	$(516)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of zero and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of $5.5 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the three months ended March 31, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenues(1)	100.0%	100.0%
Cost of revenues(2)	50.3	52.1
Gross profit	49.7	47.9
Operating expenses:
Sales and marketing	15.4	18.4
Research and development	21.1	22.5
General and administrative	18.2	16.1
Transaction-related costs	—	—
Amortization of acquired intangibles	2.9	3.4
Lease and other restructuring charges	0.7	1.3
Total operating expenses	58.3	61.8
Loss from operations	(8.6)	(13.9)
Total other income (expense), net(3)	1.1	13.5
Loss before income taxes	(7.4)	(0.3)
Provision for income taxes	(0.9)	—
Net loss	(8.4)%	(0.3)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.0% and 0.1% for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of 3.3% and 3.8% for the three months ended March 31, 2024 and 2023, respectively.
(3) Includes an increase of 13.0% related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the three months ended March 31, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Revenues	$165,508	$153,008	$12,500	8.2%
Revenues increased by $12.5 million, or 8.2%, from $153.0 million for the three months ended March 31, 2023 to $165.5 million for the three months ended March 31, 2024. This increase in revenue was primarily attributable to a $15.2 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers and a $0.8 million increase in transactional revenue from usage of our solutions, partially offset by a $3.5 million decrease in services and other revenue from declines in professional and discretionary services and pass-through revenue related to our Helix solutions.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Cost of revenues	$83,256	$79,711	$3,545	4.4%
Percentage of revenues	50.3%	52.1%
Cost of revenues increased by $3.5 million, or 4.4%, from $79.7 million for the three months ended March 31, 2023 to $83.3 million for the three months ended March 31, 2024. This increase was primarily attributable to a $2.0 million increase in co-location facility costs and depreciation for our data center assets resulting from the increased infrastructure necessary to support our growing customer base, a $1.9 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.8 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $0.7 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs incurred and a $0.4 million increase in overhead costs and other discretionary expenses, partially offset by a $1.0 million decrease in pass-through fees, a $0.8 million decrease as a result of higher capitalized implementation costs and a $0.4 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.
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

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Sales and marketing	$25,445	$28,144	$(2,699)	(9.6)%
Percentage of revenues	15.4%	18.4%
Sales and marketing expenses decreased by $2.7 million, or 9.6%, from $28.1 million for the three months ended March 31, 2023 to $25.4 million for the three months ended March 31, 2024. This decrease was primarily attributable to reduced personnel costs due to measures taken to drive efficiencies in the organization and improve the scaling of expenses relative to revenue growth.
We anticipate that sales and marketing expenses will increase in absolute dollars in the long-term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to hold in-person sales formats and experiences for future user conferences, including our annual client conference typically held during the second quarter. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Research and development	$34,862	$34,425	$437	1.3%
Percentage of revenues	21.1%	22.5%
Research and development expenses increased by $0.4 million, or 1.3%, from $34.4 million for the three months ended March 31, 2023 to $34.9 million for the three months ended March 31, 2024. This increase was primarily attributable to a $0.6 million increase in travel-related, overhead costs and other discretionary expenses, partially offset by a $0.3 million decrease in personnel costs as a result of the continuing globalization of our research and development organization to support continued enhancements to our solutions.
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
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
General and administrative	$30,176	$24,692	$5,484	22.2%
Percentage of revenues	18.2%	16.1%
General and administrative expenses increased by $5.5 million, or 22.2%, from $24.7 million for the three months ended March 31, 2023 to $30.2 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily attributable to increased personnel costs, including stock-based compensation, to support the growth of our business.

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
Transaction-Related Costs

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Transaction-related costs	$—	$12	$(12)	(100.0)%
Percentage of revenues	—%	—%
Transaction-related costs decreased $12.0 thousand, or 100.0% from $12.0 thousand for the three months ended March 31, 2023 to zero for the three months ended March 31, 2024. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Amortization of acquired intangibles	$4,828	$5,262	$(434)	(8.2)%
Percentage of revenues	2.9%	3.4%
Amortization of acquired intangibles decreased by $0.4 million, or 8.2%, from $5.3 million for the three months ended March 31, 2023 to $4.8 million for the three months ended March 31, 2024. The acquired intangible assets are related to previously disclosed business combinations. The decrease in amortization is related to the intangible assets that became fully amortized.
Lease and Other Restructuring Charges

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Lease and other restructuring charges	$1,126	$1,961	$(835)	(42.6)%
Percentage of revenues	0.7%	1.3%
Lease and other restructuring charges decreased by $0.8 million, or 42.6%, from $2.0 million for the three months ended March 31, 2023 to $1.1 million for the three months ended March 31, 2024. The decrease in lease and other restructuring charges was primarily attributable to a $1.3 million decrease related to exiting of various facilities, including the associated impairment of the right of use asset during the three months ended March 31, 2023, partially offset by a $0.5 million increase related to updated assessments and ongoing expenses of previously vacated facilities in the current period.

Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Total other income (expense), net	$1,897	$20,701	$(18,804)	90.8%
Percentage of revenues	1.1%	13.5%
Total other income (expense), net represented a net income of $1.9 million for the three months ended March 31, 2024 compared to a net income of $20.7 million for the three months ended March 31, 2023. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes during 2023. This was partially offset by a $0.6 million increase in income from cash and investments in the current period and a $0.3 million realized loss on investments recognized in the prior year period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	(%)
Provision for income taxes	$(1,555)	$(18)	$(1,537)	8,538.9%
Percentage of revenues	(0.9)%	—%
Total provision for income taxes represented an expense of $1.6 million for the three months ended March 31, 2024 compared to an expense of $18.0 thousand for the three months ended March 31, 2023. As a result of our current net operating loss position, income tax expense for the three months ended March 31, 2024 consisted primarily of $1.3 million in state income tax and $0.4 million in foreign income tax, partially offset by $0.1 million in federal income tax benefit. The income tax expense for the three months ended March 31, 2023 consisted primarily of $0.3 million in state income tax, partially offset by $0.2 million in federal income tax benefit and $0.1 million in foreign income tax benefit.
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

Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, convertible note offerings and cash flows from operations. As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents and investments of $338.5 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, which include our ability to access capital markets, are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$13,436	$3,894
Investing activities	23,496	77,992
Financing activities	8,404	(160,319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(189)	60
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,147	$(78,373)
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the three months ended March 31, 2024, our net cash and cash equivalents provided by operating activities was $13.4 million, which consisted of a net loss of $13.8 million and non-cash adjustments of $45.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $17.7 million. The primary drivers of cash inflows in operating assets and liabilities were a $23.2 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payment. Cash inflows were partially offset by cash outflows resulting from a $13.5 million increase in deferred solution costs primarily from annual commission payments, and deferred implementation costs, from both new customers and existing customer expansions, a $13.3 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter, and a $11.3 million increase in accounts receivable primarily due to the timing of annual billings at the end of the current quarter. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by amortization of premiums and discounts on investments.
For the three months ended March 31, 2023, our net cash and cash equivalents provided by operating activities was $3.9 million, which consisted of a net loss of $0.5 million and non-cash adjustments of $23.0 million, partially offset by cash outflows from changes in operating assets and liabilities of $18.5 million. The primary drivers of cash outflows in operating assets and liabilities were a $15.7 million increase in deferred solution and other costs from both new customers and existing customer expansions and a $10.9 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Cash outflows were partially offset by inflows resulting from a $6.9 million decrease in accounts receivable due to the timing of payments received and a $6.2 million increase in deferred revenue due to payments and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, deferred solution and other costs and deferred solution and other costs, amortization of debt issuance costs and lease and other restructuring charges, partially offset by a gain on extinguishment of debt.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the three months ended March 31, 2024, our net cash provided by investing activities was $23.5 million, consisting of $31.0 million received from the maturities of investments, partially offset by $6.0 million in capitalized software development costs and $1.4 million for the purchase of property and equipment.
For the three months ended March 31, 2023, our net cash provided by investing activities was $78.0 million, consisting of $127.9 million received from the maturities of investments, partially offset by $42.8 million for the purchase of investments, $6.0 million in capitalized software development costs and $1.0 million for the purchases of property and equipment.

Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of options and contributions to our ESPP to purchase our common stock.
For the three months ended March 31, 2024, our net cash provided by financing activities was $8.4 million due to cash received from exercises of stock options.
For the three months ended March 31, 2023 our net cash used in financing activities was $160.3 million, primarily consisting of $149.6 million for the partial repurchase of the 2026 Notes and 2025 Notes and $10.9 million in payment for maturity of convertible notes issued in February 2018 that were due in February 2023.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable lease and other purchase commitments as of the three months ended March 31, 2024 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2024 or 2023, our interest income would not have been materially affected. As of March 31, 2024, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.

Foreign Currency Risk
As of March 31, 2024, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, Australian dollar and Mexican peso. As of March 31, 2024, we had operating subsidiaries in India, Canada, the United Kingdom, Australia and Mexico. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
David Mehok, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan on March 12, 2024. Mr. Mehok's plan provides for the potential sale of up to 14,601 shares of the Company's common stock between August 21, 2024 and August 30, 2024.
Jonathan Price, Executive Vice President, Emerging Businesses, Corporate and Business Development, entered into a Rule 10b5-1 Trading Plan on March 12, 2024. Mr. Price's plan provides for the potential sale of up to 34,117 shares of the Company's common stock between June 14, 2024 and March 7, 2025, including the potential exercises of vested stock options and the associated sale of up to 11,641 shares of common stock.
Kimberly Rutledge, Chief People Officer, entered into a Rule 10b5-1 Trading Plan on March 15, 2024. Ms. Rutledge's plan provides for the potential sale of up to 52,686 shares of the Company's common stock between June, 14, 2024 and March 31, 2025, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.

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

Q2 HOLDINGS, INC.
May 1, 2024	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer (Principal Executive Officer)

May 1, 2024	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)