Form 10-Q
period 2024-06-30
Q2 Holdings, Inc.
filed 2024-07-31
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,283,172 shares of Common Stock, $0.0001 par value per share as of July 31, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•global macroeconomic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of recent bank failures, mergers and acquisitions within the banking sector, inflation, higher interest rates and any potential additional monetary policy measures and their potential impacts on our prospects' and customers' operations, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
•the risk of increased or new competition in our existing markets and as we enter new markets or new segments of existing markets, or as we offer new solutions;
•the risks associated with the development of our solutions, including AI-based solutions, and changes to the market for our solutions compared to our expectations;
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
•risks associated with operating within and selling into a regulated industry, including risks related to evolving regulation of AI and machine learning, the receipt, collection, storage, processing and transfer of data and increased regulatory scrutiny in financial technology, including specifically on banking-as-a-service, or BaaS, services;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$303,823	$229,655
Restricted cash	2,517	3,977
Investments	68,227	94,353
Accounts receivable, net	59,435	42,899
Contract assets, current portion, net	8,776	9,193
Prepaid expenses and other current assets	12,535	11,625
Deferred solution and other costs, current portion	26,657	27,521
Deferred implementation costs, current portion	9,413	8,741
Total current assets	491,383	427,964
Property and equipment, net	35,491	41,178
Right of use assets	33,411	35,453
Deferred solution and other costs, net of current portion	30,094	26,090
Deferred implementation costs, net of current portion	23,151	21,480
Intangible assets, net	108,402	121,572
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	11,238	12,210
Other long-term assets	2,985	2,609
Total assets	$1,249,024	$1,201,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,249	$19,353
Accrued liabilities	20,339	16,471
Accrued compensation	21,360	26,580
Deferred revenues, current portion	134,361	118,723
Lease liabilities, current portion	10,895	10,436
Total current liabilities	201,204	191,563
Convertible notes, net of current portion	491,456	490,464
Deferred revenues, net of current portion	24,334	17,350
Lease liabilities, net of current portion	41,771	45,588
Other long-term liabilities	9,594	7,981
Total liabilities	768,359	752,946
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 60,283 issued and outstanding as of June 30, 2024 and 59,031 shares issued and outstanding as of December 31, 2023	6	6
Additional paid-in capital	1,134,462	1,075,278
Accumulated other comprehensive loss	(1,206)	(1,111)
Accumulated deficit	(652,597)	(625,694)
Total stockholders' equity	480,665	448,479
Total liabilities and stockholders' equity	$1,249,024	$1,201,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$172,890	$154,531	$338,398	$307,539
Cost of revenues	86,063	80,703	169,319	160,414
Gross profit	86,827	73,828	169,079	147,125
Operating expenses:
Sales and marketing	27,733	28,701	53,178	56,845
Research and development	35,759	34,096	70,621	68,521
General and administrative	31,283	27,127	61,459	51,819
Transaction-related costs	—	9	—	21
Amortization of acquired intangibles	4,788	5,252	9,616	10,514
Lease and other restructuring charges	967	2,312	2,093	4,273
Total operating expenses	100,530	97,497	196,967	191,993
Loss from operations	(13,703)	(23,669)	(27,888)	(44,868)
Other income (expense):
Interest and other income	3,852	2,107	7,041	4,383
Interest and other expense	(1,120)	(1,581)	(2,412)	(3,025)
Gain on extinguishment of debt	—	—	—	19,869
Total other income (expense), net	2,732	526	4,629	21,227
Loss before income taxes	(10,971)	(23,143)	(23,259)	(23,641)
Provision for income taxes	(2,089)	(479)	(3,644)	(497)
Net loss	$(13,060)	$(23,622)	$(26,903)	$(24,138)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	51	(174)	177	862
Foreign currency translation adjustment	49	180	(272)	163
Comprehensive loss	$(12,960)	$(23,616)	$(26,998)	$(23,113)
Net loss per common share, basic and diluted	$(0.22)	$(0.41)	$(0.45)	$(0.42)
Weighted average common shares outstanding, basic and diluted
Basic and diluted	60,162	58,286	59,804	58,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$464,971	$439,101	$448,479	$419,024

Common stock and additional paid-in capital:
Beginning balances	1,105,814	1,001,880	1,075,284	982,306
Stock-based compensation expense	25,610	22,079	47,736	41,424
Exercise of stock options	—	384	8,404	474
Issuance of common stock under ESPP	3,044	3,459	3,044	3,459
Settlement of capped calls	—	—	—	139
Ending balances	1,134,468	1,027,802	1,134,468	1,027,802

Accumulated deficit:
Beginning balances	(639,537)	(560,826)	(625,694)	(560,310)
Net loss	(13,060)	(23,622)	(26,903)	(24,138)
Ending balances	(652,597)	(584,448)	(652,597)	(584,448)

Accumulated other comprehensive income (loss):
Beginning balances	(1,306)	(1,953)	(1,111)	(2,972)
Other comprehensive income (loss)	100	6	(95)	1,025
Ending balances	(1,206)	(1,947)	(1,206)	(1,947)

Total stockholders' equity, ending balances	$480,665	$441,407	$480,665	$441,407

Common stock (in shares):
Beginning balances	60,099	58,198	59,031	57,735
Exercise of stock options	—	15	234	19
Issuance of common stock under ESPP	95	146	95	146
Shares issued for the vesting of restricted stock awards	89	88	923	547
Ending balances	60,283	58,447	60,283	58,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,903)	$(24,138)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	13,115	12,447
Depreciation and amortization	35,168	35,478
Amortization of debt issuance costs	991	1,113
Amortization of premiums and discounts on investments	(443)	(1,781)
Stock-based compensation expense	45,132	38,710
Deferred income taxes	944	(556)
Gain on extinguishment of debt	—	(19,312)
Lease impairments	717	1,731
Other non-cash items	(221)	312
Changes in operating assets and liabilities:
Accounts receivable, net	(16,416)	8,185
Prepaid expenses and other current assets	(941)	(1,095)
Deferred solution and other costs	(9,504)	(11,678)
Deferred implementation costs	(8,050)	(7,715)
Contract assets, net	1,388	2,167
Other long-term assets	2,570	3,201
Accounts payable	(5,224)	4,267
Accrued liabilities	(1,674)	(10,694)
Deferred revenues	22,626	(8,017)
Deferred rent and other long-term liabilities	(3,809)	(5,663)
Net cash provided by operating activities	49,466	16,962
Cash flows from investing activities:
Purchases of investments	(33,523)	(69,385)
Maturities of investments	60,268	143,669
Purchases of property and equipment	(2,856)	(3,294)
Capitalized software development costs	(11,835)	(13,127)
Net cash provided by investing activities	12,054	57,863
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	—	(10,908)
Payment for repurchases of convertible notes	—	(149,640)
Proceeds from capped calls related to convertible notes	—	139
Proceeds from the exercise of stock options and ESPP	11,448	3,933
Net cash provided by (used in) financing activities	11,448	(156,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(260)	276
Net increase (decrease) in cash, cash equivalents and restricted cash	72,708	(81,375)
Cash, cash equivalents and restricted cash, beginning of period	233,632	201,902
Cash, cash equivalents and restricted cash, end of period	$306,340	$120,527
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$521	$309
Stock-based compensation for capitalized software development	$1,540	$1,625
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and six months ended June 30, 2024 and 2023. No customer accounted for 10% or more of accounts receivable, net as of June 30, 2024 and December 31, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended June 30, 2024 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,060)	$(23,622)	$(26,903)	$(24,138)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,162	58,286	59,804	58,087
Net loss per common share, basic and diluted	$(0.22)	$(0.41)	$(0.45)	$(0.42)
Due to net losses for the three and six months ended June 30, 2024 and 2023, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of June 30,
	2024	2023
Stock options, restricted stock units, market stock units and performance stock units	5,296	5,342
Shares issuable pursuant to the ESPP	68	124
Shares related to convertible notes	4,794	5,296
	10,158	10,762
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription	$136,064	$116,001	$266,421	$231,190
Transactional	17,079	17,035	34,130	33,296
Services and Other	19,747	21,495	37,847	43,053
Total Revenues	$172,890	$154,531	$338,398	$307,539
Deferred Revenues
The net increase in the deferred revenue balance for the six months ended June 30, 2024 was primarily driven by the amounts due from customers in advance of satisfying the Company's performance obligations of $362.4 million for current year invoices, partially offset by the recognition of $248.3 million of revenue recognized from current year invoices, $90.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and $1.4 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On June 30, 2024, the Company had $1.96 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue in the next 24 months, an additional 32% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract assets portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated macroeconomic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. No amounts were provisioned by the Company for expected losses for either of the six months ended June 30, 2024 or 2023, and no charges were taken against the allowance at either June 30, 2024 or 2023. The allowance for credit losses related to contract assets was $0.03 million at both June 30, 2024 and December 31, 2023.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated macroeconomic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. No amounts were provisioned by the Company for expected losses for either of the six months ended June 30, 2024 or 2023, and no charges were taken against the allowance at either June 30, 2024 or 2023. During the six months ended June 30, 2024, the Company decreased the allowance by less than $0.1 million. The allowance for credit losses related to accounts receivable was $0.4 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2024:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$78,665	$78,665	$—	$—
U.S. government securities	1,494	1,494	—	—
	$80,159	$80,159	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$28,849	$—	$28,849	$—
Certificates of deposit	10,413	—	10,413	—
U.S. government securities	28,616	—	28,616	—
	$67,878	$—	$67,878	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2024 and December 31, 2023 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases, deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments, and deposits that are restricted to withdrawal or use as of the reporting date under the contractual terms of certain customer arrangements.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during either of the three months ended June 30, 2024 or 2023.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the year ended December 31, 2023, the Company determined there was a $0.1 million other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.3 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company's cash was $223.7 million and $143.0 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of June 30, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$78,665	$—	$—	$78,665
U.S. government securities	1,494	—	—	1,494
	$80,159	$—	$—	$80,159

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$28,911	$—	$(62)	$28,849
Certificates of deposit	10,418	1	(6)	10,413
U.S. government securities	28,669	—	(53)	28,616
	$67,998	$1	$(121)	$67,878

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2024	December 31, 2023
Due within one year or less	$45,659	$87,133
Due after one year through two years	22,219	7,095
	$67,878	$94,228
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2024 and December 31, 2023.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of June 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$21,564	$(34)	$6,068	$(28)
Certificates of deposit	980	(1)	1,984	(5)
U.S. government securities	8,727	(5)	19,889	(48)
	$31,271	$(40)	$27,941	$(81)

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both June 30, 2024 and December 31, 2023. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2023. No impairment of goodwill was identified during 2023, nor has any impairment of goodwill been identified during the six months ended June 30, 2024.
Intangible assets at June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,540	$(51,656)	$3,884	$55,540	$(46,065)	$9,475
Non-compete agreements	11,525	(10,756)	769	12,020	(10,058)	1,962
Trademarks	19,870	(17,068)	2,802	19,870	(14,266)	5,604
Acquired technology	150,097	(101,784)	48,313	150,097	(90,776)	59,321
Capitalized software development costs	69,233	(16,599)	52,634	56,147	(10,937)	45,210
	$306,265	$(197,863)	$108,402	$293,674	$(172,102)	$121,572
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from three to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive loss was $8.6 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively, and $17.0 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive loss was $4.8 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $9.6 million and $10.5 million for the six months ended June 30, 2024 and 2023, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2024 was as follows:

Amortization
Year Ended December 31,
2024 (July 1 to December 31)	$25,291
2025	34,990
2026	28,421
2027	12,486
2028	6,217
Thereafter	997
Total amortization	$108,402

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
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at June 30, 2024 were as follows:

Operating Leases
Year Ended December 31,
2024 (July 1 to December 31)	$6,968
2025	12,510
2026	10,024
2027	8,708
2028	5,562
Thereafter	18,202
Total lease payments	$61,974
Less: imputed interest	(9,308)
Total operating lease liabilities	$52,666
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. As of December 31, 2023, an impairment of $1.9 million was recorded to right of use assets, $0.2 million was recorded to property and equipment and an additional $0.3 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2024, no impairment charges related to right of use or other lease related assets were recorded.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at June 30, 2024 were as follows:

Contractual Commitments
Year Ended December 31,
2024 (July 1 to December 31)	$29,071
2025	248,018
2026	331,915
2027	4,819
2028	3,500
Thereafter	—
Total commitments	$617,323
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
9. Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of June 30, 2024, which are further discussed below (principal in thousands):

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchases of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income (expense) on the condensed consolidated statements of comprehensive loss. The Company may repurchase additional 2025 Notes and/or 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
As of June 30, 2024, the 2026 Notes and 2025 Notes were not convertible.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Notes consist of the following:

	As of June 30, 2024		As of December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(2,506)	(1,033)	(3,133)	(1,398)
Net carrying amount	$301,489	$189,967	$300,862	$189,602
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$630	$630	$1,259	$1,333
Amortization of debt issuance costs	495	495	991	1,113
Total	$1,125	$1,125	$2,250	$2,446
Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, to interest expense over the expected life of the Notes. As of June 30, 2024, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 1.9 years and 1.4 years, respectively.
As of June 30, 2024, the if-converted value of the Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on June 30, 2024.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of June 30, 2024, 5,751 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. During the three months ended June 30, 2024, the Company issued 95 shares and as of June 30, 2024, 1,279 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$3,400	$3,577	$6,565	$6,950
Sales and marketing	4,469	4,823	8,340	9,083
Research and development	4,625	4,007	8,468	7,783
General and administrative	11,837	8,217	21,759	14,894
Total stock-based compensation expense	$24,331	$20,624	$45,132	$38,710
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2024 is based on the estimated annual effective tax rate for fiscal year 2024. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (19.0)% and (2.1)% for the three months ended June 30, 2024 and 2023, respectively and (15.7)% and (2.1)% for the six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024 and 2023, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of previously acquired goodwill and current income tax expense from foreign operations.
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
As of June 30, 2024, the Company had $0.7 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2023. The Company's tax years 2020 through 2023 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
12. Subsequent Events
On July 29, 2024, the Company entered into a five-year secured revolving credit agreement, or Revolving Credit Agreement, with bank lenders providing for a revolving line of credit of up to $125.0 million. Q2 Software, Inc., a wholly owned subsidiary of the Company, guarantees all of the obligations under the Revolving Credit Agreement, which are also secured by a first priority security interest in substantially all of the assets of the Company and Q2 Software, Inc. Borrowings under the Revolving Credit Agreement may, at the Company's election, bear interest quarterly at either (a) the base rate plus the applicable margin, or Base Rate Loans, or (b) the adjusted term secured overnight financing rate, or SOFR, plus the applicable margin, or Adjusted Term SOFR Loans. The applicable margin ranges from 0.75% to 1.50% per annum for Base Rate Loans and 1.75% to 2.50% per annum for Adjusted Term SOFR loans. A commitment fee accrues at a rate ranging from 0.15% to 0.30% per annum, based on the Company's consolidated total net leverage ratio, of the average daily unused portion of the commitment of the lenders. As of July 31, 2024, there were no borrowings outstanding under the Revolving Credit Agreement.

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
Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulatory scrutiny. In recent years, many financial institutions have merged or been acquired, and periodically during downturns, a limited number of financial institutions have failed, creating market disruption and uncertainty for the financial services industry, in particular among RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. Additionally, regulatory changes aimed at stabilizing the financial system could impose new burdens, further straining the profitability of these institutions and potentially leading to a contraction in economic activities. The current market conditions, including deteriorating performance of loan portfolios, capital constraints due to more stringent reserve requirements, and elevated levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators, alongside increasingly cautious investors, have increased scrutiny of commercial real estate lending. This heightened attention may compel financial institutions with substantial commercial real estate loan portfolios to adopt more stringent underwriting standards, enhance internal controls, bolster risk management policies, conduct more rigorous portfolio stress testing, and maintain higher reserve levels. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. The duration and severity of these general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above for further discussion of the impact and possible future impacts of general macroeconomic uncertainty and the current challenges facing the financial services industry on our business.

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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be partially offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 22.0 million, 21.1 million and 19.2 million Registered Users as of December 31, 2023, 2022 and 2021, respectively. Registered Users as of June 30, 2024 were 23.6 million compared to 21.7 million as of June 30, 2023.
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

Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates" in our Form 10-K. We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Integrated Services, which we previously referred to as Premier Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $593.9 million, $500.9 million and $426.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Subscription ARR as of June 30, 2024 was $633.9 million compared to $533.2 million as of June 30, 2023. Our Total ARR was $734.8 million, $655.2 million and $574.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total ARR as of June 30, 2024 was $783.0 million compared to $681.2 million as of June 30, 2023.
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

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance. During the three and six months ended June 30, 2024, there was no impact of purchase accounting on revenue, and our non-GAAP total revenue is now equivalent to our GAAP total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
GAAP revenue	$172,890	$154,531	$338,398	$307,539
Deferred revenue reduction from purchase accounting	—	83	—	199
Total Non-GAAP revenue	$172,890	$154,614	$338,398	$307,738
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP operating loss	$(13,703)	$(23,669)	$(27,888)	$(44,868)
Deferred revenue reduction from purchase accounting	—	83	—	199
Stock-based compensation	24,331	20,624	45,132	38,710
Transaction-related costs	—	9	—	21
Amortization of acquired technology	5,504	5,883	11,008	11,763
Amortization of acquired intangibles	4,788	5,252	9,616	10,514
Lease and other restructuring charges	1,555	2,741	2,688	4,702
Non-GAAP operating income	$22,475	$10,923	$40,556	$21,041
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(13,060)	$(23,622)	$(26,903)	$(24,138)
Deferred revenue reduction from purchase accounting	—	83	—	199
Stock-based compensation	24,331	20,624	45,132	38,710
Transaction-related costs	—	9	—	21
Depreciation and amortization	17,645	17,935	35,168	35,478
Lease and other restructuring charges	1,555	2,741	2,688	4,702
Provision for income taxes	2,089	479	3,644	497
Gain on extinguishment of debt	—	—	—	(19,869)
Interest and other (income) expense, net	(2,689)	(623)	(4,625)	(1,502)
Adjusted EBITDA	$29,871	$17,626	$55,104	$34,098
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
In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of banking conditions placing an importance on attracting and retaining deposits. During the three and six months ended June 30, 2024, our subscription revenue growth was 17% and 15%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue. We have observed a general decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. In recent periods, we have also observed a general decline in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging macroeconomic conditions and the associated pressure on costs until the economic climate stabilizes and their respective financial outlooks improve.

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
Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. We have from time-to-time experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications, resulting in increased personnel costs due to competition for talent and the related pressure to improve employee benefits and compensation to remain competitive. In an effort to reduce certain of our personnel related expenditures and improve the scaling of expenses relative to revenue growth, we have increased the efficiency of our global workforce structure. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues(1)	$172,890	$154,531	$338,398	$307,539
Cost of revenues(2)	86,063	80,703	169,319	160,414
Gross profit	86,827	73,828	169,079	147,125
Operating expenses:
Sales and marketing	27,733	28,701	53,178	56,845
Research and development	35,759	34,096	70,621	68,521
General and administrative	31,283	27,127	61,459	51,819
Transaction-related costs	—	9	—	21
Amortization of acquired intangibles	4,788	5,252	9,616	10,514
Lease and other restructuring charges	967	2,312	2,093	4,273
Total operating expenses	100,530	97,497	196,967	191,993
Loss from operations	(13,703)	(23,669)	(27,888)	(44,868)
Total other income (expense), net(3)	2,732	526	4,629	21,227
Loss before income taxes	(10,971)	(23,143)	(23,259)	(23,641)
Provision for income taxes	(2,089)	(479)	(3,644)	(497)
Net loss	$(13,060)	$(23,622)	$(26,903)	$(24,138)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of zero and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and zero and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of $5.5 million and $5.9 million for the three months ended June 30, 2024 and 2023, respectively, and $11.0 million and $11.8 million for the six months ended June 30, 2024 and 2023, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the six months ended June 30, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	49.8	52.2	50.0	52.2
Gross profit	50.2	47.8	50.0	47.8
Operating expenses:
Sales and marketing	16.0	18.6	15.7	18.5
Research and development	20.7	22.1	20.9	22.3
General and administrative	18.1	17.6	18.2	16.8
Transaction-related costs	—	—	—	—
Amortization of acquired intangibles	2.8	3.4	2.8	3.4
Lease and other restructuring charges	0.6	1.5	0.6	1.4
Total operating expenses	58.1	63.1	58.2	62.4
Loss from operations	(7.9)	(15.3)	(8.2)	(14.6)
Total other income (expense), net(3)	1.6	0.3	1.4	6.9
Loss before income taxes	(6.3)	(15.0)	(6.9)	(7.7)
Provision for income taxes	(1.2)	(0.3)	(1.1)	(0.2)
Net loss	(7.6)%	(15.3)%	(8.0)%	(7.8)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.0% and 0.1% for the three months ended June 30, 2024 and 2023, respectively, and 0.0% and 0.1% for the six months ended June 30, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of 3.2% and 3.8% for the three months ended June 30, 2024 and 2023, respectively, and 3.3% and 3.8% for the six months ended June 30, 2024 and 2023, respectively.
(3) Includes an increase of 6.5% related to a gain from the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the six months ended June 30, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Revenues	$172,890	$154,531	$18,359	11.9%	$338,398	$307,539	$30,859	10.0%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Revenues increased by $18.4 million, or 11.9%, from $154.5 million for the three months ended June 30, 2023 to $172.9 million for the three months ended June 30, 2024. This increase in revenue was primarily attributable to a $20.1 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers, partially offset by a $1.7 million decrease in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Revenues increased by $30.9 million, or 10.0%, from $307.5 million for the six months ended June 30, 2023 to $338.4 million for the six months ended June 30, 2024. This increase in revenue was primarily attributable to a $35.2 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers and a $0.8 million increase in transactional revenue from usage of our solutions, partially offset by decreases of $5.2 million in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Cost of revenues	$86,063	$80,703	$5,360	6.6%	$169,319	$160,414	$8,905	5.6%
Percentage of revenues	49.8%	52.2%			50.0%	52.2%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Cost of revenues increased by $5.4 million, or 6.6%, from $80.7 million for the three months ended June 30, 2023 to $86.1 million for the three months ended June 30, 2024. This increase was primarily attributable to a $2.7 million net increase in co-location facility, hardware and software costs, and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer activity, a $1.9 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.5 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.9 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $0.4 million increase in overhead costs and other discretionary expenses, partially offset by a $1.1 million decrease in pass-through fees, a $0.6 million decrease as a result of higher capitalized implementation costs and a $0.4 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Cost of revenues increased by $8.9 million, or 5.6%, from $160.4 million for the six months ended June 30, 2023 to $169.3 million for the six months ended June 30, 2024. This increase was primarily attributable to a $4.7 million net increase in co-location facility, hardware and software costs, and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer activity, a $3.4 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.7 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.6 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $0.8 million increase in overhead costs and other discretionary expenses, partially offset by a $2.1 million decrease in pass-through fees, a $1.4 million decrease as a result of higher capitalized implementation costs and a $0.8 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Sales and marketing	$27,733	$28,701	$(968)	(3.4)%	$53,178	$56,845	$(3,667)	(6.5)%
Percentage of revenues	16.0%	18.6%			15.7%	18.5%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Sales and marketing expenses decreased by $1.0 million, or 3.4%, from $28.7 million for the three months ended June 30, 2023 to $27.7 million for the three months ended June 30, 2024. This decrease was primarily attributable to a $1.5 million reduction in personnel costs due to measures taken to drive operational effectiveness in our go-to-market strategy, partially offset by a $0.3 million increase in other discretionary expenses and a $0.3 million increase in marketing activities.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Sales and marketing expenses decreased by $3.7 million, or 6.5%, from $56.8 million for the six months ended June 30, 2023 to $53.2 million for the six months ended June 30, 2023. This decrease was primarily attributable to a $4.3 million reduction in personnel costs due to measures taken to drive drive operational effectiveness in our go-to-market strategy, partially offset by a $0.3 million increase in other discretionary expenses and a $0.3 million increase in marketing activities.
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

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Research and development	$35,759	$34,096	$1,663	4.9%	$70,621	$68,521	$2,100	3.1%
Percentage of revenues	20.7%	22.1%			20.9%	22.3%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Research and development expenses increased by $1.7 million, or 4.9%, from $34.1 million for the three months ended June 30, 2023 to $35.8 million for the three months ended June 30, 2024. This increase was primarily attributable to a $0.8 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.7 million increase from lower capitalization of software development and implementation services costs.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Research and development expenses increased by $2.1 million, or 3.1%, from $68.5 million for the six months ended June 30, 2023 to $70.6 million for the six months ended June 30, 2024. This increase was primarily attributable to a $0.9 million increase from lower capitalization of software development and implementation services costs, a $0.5 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.4 million increase in travel-related and other discretionary expenses.
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
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
General and administrative	$31,283	$27,127	$4,156	15.3%	$61,459	$51,819	$9,640	18.6%
Percentage of revenues	18.1%	17.6%			18.2%	16.8%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. General and administrative expenses increased by $4.2 million, or 15.3%, from $27.1 million for the three months ended June 30, 2023 to $31.3 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to a $5.6 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $0.8 million increase in travel-related and other discretionary expenses, partially offset by a $2.4 million decrease in professional services, including third-party legal fees.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. General and administrative expenses increased by $9.6 million, or 18.6%, from $51.8 million for the six months ended June 30, 2023 to $61.5 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to an $10.7 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $1.2 million increase in travel-related and other discretionary expenses, partially offset by a $2.4 million decrease in professional services, including third-party legal fees.

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
Transaction-Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Transaction-related costs	$—	$9	$(9)	(100.0)%	$—	$21	$(21)	(100.0)%
Percentage of revenues	—%	—%			—%	—%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Transaction-related costs decreased by $9.0 thousand, or 100.0% from $9.0 thousand for the three months ended June 30, 2023 to zero for the three months ended June 30, 2024. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Transaction-related costs decreased by $21.0 thousand, or 100.0%, from $21.0 thousand for the six months ended June 30, 2023 to zero for the six months ended June 30, 2024. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Amortization of acquired intangibles	$4,788	$5,252	$(464)	(8.8)%	$9,616	$10,514	$(898)	(8.5)%
Percentage of revenues	2.8%	3.4%			2.8%	3.4%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Amortization of acquired intangibles decreased by $0.5 million, or 8.8%, from $5.3 million for the three months ended June 30, 2023 to $4.8 million for the three months ended June 30, 2024. The acquired intangible assets are related to previously disclosed business combinations. The decrease in amortization is related to intangible assets that became fully amortized.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Amortization of acquired intangibles decreased by $0.9 million, or 8.5%, from $10.5 million for the six months ended June 30, 2023 to $9.6 million for the six months ended June 30, 2024. The acquired intangible assets are related to previously disclosed business combinations. The decrease in amortization is related to intangible assets that became fully amortized.

Lease and Other Restructuring Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Lease and other restructuring charges	$967	$2,312	$(1,345)	(58.2)%	$2,093	$4,273	$(2,180)	(51.0)%
Percentage of revenues	0.6%	1.5%			0.6%	1.4%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Lease and other restructuring charges decreased by $1.3 million, or 58.2%, from $2.3 million for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024. The decrease in lease and other restructuring charges was primarily attributable to a $0.9 million decrease related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value and a $0.4 million decrease related to the impairment of the right of use asset during the prior year period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Lease and other restructuring charges decreased by $2.2 million or 51.0%, from $4.3 million for the six months ended June 30, 2023 to $2.1 million for the six months ended June 30, 2024. The decrease in lease and other restructuring charges was primarily attributable to a $1.7 million decrease related to the impairment of the right of use asset during the prior year period, a $0.8 million decrease related to severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term values and a $0.4 million decrease due to the additional costs related to an updated assessment and ongoing expenses of various facilities during the prior year period.
Total Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Total other income (expense), net	$2,732	$526	$2,206	419.4%	$4,629	$21,227	$(16,598)	(78.2)%
Percentage of revenues	1.6%	0.3%			1.4%	6.9%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Total other income (expense), net represented a net income of $2.7 million for the three months ended June 30, 2024 compared to a net income of $0.5 million for the three months ended June 30, 2023. The change was primarily due to a $1.7 million increase in income from cash, cash equivalents and investments in the current period and a $0.2 million loss realized on the sale of fixed assets recognized in the prior year period.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Total other income (expense), net represented a net income of $4.6 million for the six months ended June 30, 2024 compared to a net income of $21.2 million for the six months ended June 30, 2023. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes during the three months ended March 31, 2023, partially offset by a $2.4 million increase in income from cash, cash equivalents and investments in the current period, a $0.3 million loss realized on investments recognized in the prior year period and a $0.2 million realized loss on the sale of fixed assets recognized during the prior year period.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Provision for income taxes	$(2,089)	$(479)	$(1,610)	336.1%	$(3,644)	$(497)	$(3,147)	633.2%
Percentage of revenues	(1.2)%	(0.3)%			(1.1)%	(0.2)%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. Total provision for income taxes represented an expense of $2.1 million for the three months ended June 30, 2024 compared to an expense of $0.5 million for the three months ended June 30, 2023. As a result of our current net operating loss position, income tax expense for the three months ended June 30, 2024 consisted primarily of $0.9 million in federal income tax expense, $0.7 million in foreign income tax and $0.5 million in state income tax. The income tax expense for the three months ended June 30, 2023 consisted primarily of $0.5 million in tax amortization of recently acquired goodwill and $0.3 million in foreign income tax, partially offset by $0.3 million in state income tax benefit.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023. Total provision for income taxes represented an expense of $3.6 million for the six months ended June 30, 2024 compared to an expense of $0.5 million for the six months ended June 30, 2023. As a result of our current net operating loss position, income tax expense for the six months ended June 30, 2024 consisted primarily of $1.8 million in state income tax, $1.1 million in foreign income tax, and $0.7 million in federal income tax expense. The income tax expense for the six months ended June 30, 2023 consisted primarily of $0.3 million in foreign income tax, $0.1 million in tax amortization of recently acquired goodwill and $0.1 million in state income tax.
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
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, convertible note offerings and cash flows from operations. As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents and investments of $372.1 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, which include our ability to access capital markets, are adequate to meet our cash requirements for the next twelve months. However, if we determine there is a need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$49,466	$16,962
Investing activities	12,054	57,863
Financing activities	11,448	(156,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(260)	276
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,708	$(81,375)
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the six months ended June 30, 2024, our net cash and cash equivalents provided by operating activities was $49.5 million, which consisted of a net loss of $26.9 million and non-cash adjustments of $95.4 million, partially offset by cash outflows from changes in operating assets and liabilities of $19.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $17.6 million increase in deferred solution costs primarily from annual commission payments, and deferred implementation costs from both new customers and existing customer expansions, a $16.4 million increase in accounts receivable primarily due to the timing of annual billings at the end of the current quarter and a $6.9 million decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter. Cash outflows were partially offset by cash inflows resulting from a $22.6 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payment. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by amortization of premiums and discounts on investments.
For the six months ended June 30, 2023, our net cash and cash equivalents provided by operating activities was $17.0 million, which consisted of a net loss of $24.1 million and non-cash adjustments of $68.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $27.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $19.4 million increase in deferred solution costs primarily for annual commission payments, and deferred implementation costs, for both new customers and existing customer expansions and an $8.0 million decrease in deferred revenue due to the recognition of revenue from customer billings in prior periods exceeding billings to customers during the period. Non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by a gain on extinguishment of debt and amortization of premiums on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the six months ended June 30, 2024, our net cash provided by investing activities was $12.1 million, consisting of $60.3 million received from the maturities of investments, partially offset by $33.5 million for purchases of investments, $11.8 million for capitalized software development costs and $2.9 million for the purchase of property and equipment.
For the six months ended June 30, 2023, our net cash provided by investing activities was $57.9 million, consisting of $143.7 million from maturities of investments, partially offset by $69.4 million for purchases of investments, $13.1 million for capitalized software development costs and $3.3 million for the purchase of property and equipment.

Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of options and contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock.
For the six months ended June 30, 2024, our net cash provided by financing activities was $11.4 million due to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
For the six months ended June 30, 2023, our net cash used in financing activities was $156.5 million, primarily consisting of $149.6 million for payments for the partial repurchases of the 2026 Notes and 2025 Notes and $10.9 million for payment of the 2023 Notes which matured in February 2023, partially offset by $3.9 million in cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases and other purchase commitments as of the six months ended June 30, 2024 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2024 or 2023, our interest income would not have been materially affected. As of June 30, 2024, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.

Foreign Currency Risk
As of June 30, 2024, our most significant currency exposures were the Indian rupee, Canadian dollar, British pound, Australian dollar and Mexican peso. As of June 30, 2024, we had operating subsidiaries in India, Canada, the United Kingdom, Australia and Mexico. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Other than as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We incurred indebtedness by issuing our 2026 Notes in 2019, and our 2025 Notes in 2020, we may borrow under our Revolving Credit Agreement, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2026 Notes in 2026 and the principal of the 2025 Notes in 2025, or earlier if necessary. Additionally, if our stock trades at a level where the conversion of any series of our convertible notes is not economical for note holders, the conversion of the applicable series of convertible notes is unlikely. This would require us to repay the full aggregate principal amount outstanding of the applicable series of our convertible notes, plus accrued and unpaid interest and additional amounts (if any) at maturity, in lieu of settling conversions of the convertible notes, and thus extinguishing our indebtedness under such convertible notes, with shares of our common stock.
In addition, holders of each series of our convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of each series of convertible notes, unless we elect to settle such conversion solely through delivery of shares of our common stock to (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the series of notes being converted. We may not have enough available cash on hand or be able to obtain financing at the time we are required to make the repurchases of the series of convertible notes surrendered therefor, or at the time such series of convertible notes is being converted, to settle such repurchase or conversion. In addition, our ability to repurchase each series of convertible notes or to pay cash upon the conversions of each series of convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase a series of convertible notes at a time when the repurchase is required by the applicable indenture, or to pay any cash payable on future conversions of such series of convertible notes as required by the applicable indenture, would constitute a default under such indenture. A default under one of the indentures governing our convertible notes or a fundamental change itself could also lead to a default under our Revolving Credit Agreement and agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under an indenture governing any of our convertible notes may lead to an acceleration of the applicable series of notes. Any such acceleration could result in our bankruptcy, in which the holders of our convertible notes would have a claim to our assets that is senior to the claims of our equity holders.

Our Credit Agreement provides for a $125.0 million revolving line of credit, none of which was drawn as of July 31, 2024. The Credit Agreement contains affirmative and negative covenants, including covenants which restrict our ability to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Credit Agreement) falls below a certain level. The Credit Agreement contains customary events of default relating to, among other things, payment defaults, cross-acceleration to material indebtedness, bankruptcy-related defaults, and the occurrence of certain change of control events. Borrowings under the Revolving Credit Agreement are secured by our assets and those of Q2 Software, Inc., our wholly owned subsidiary, which has guaranteed all obligations under the Revolving Credit Agreement. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement, an acceleration of repayment obligations with respect to any outstanding principal amounts, an acceleration of repayment obligations with respect to the 2025 Notes and 2026 Notes, or the lenders foreclosing on their security interest, the occurrence of any of which could have an adverse effect on our business, financial condition and results of operations.
Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes, or otherwise constrain the operation of our business. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are not under our control. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to comply with any covenants contained in the agreements governing any of the debt or fail to make a payment on our debt when due, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
James Offerdahl, Director, entered into a Rule 10b5-1 Trading Plan on May 29, 2024. Mr. Offerdahl's plan provides for the potential sale of up to 3,561 shares of the Company's common stock between August 28, 2024 and August 22, 2025.
John Breeden, Chief Operating Officer, entered into a Rule 10b5-1 Trading Plan on June 10, 2024. Mr. Breeden's plan provides for the potential sale of up to 110,130 shares of the Company's common stock between March 4, 2025 and March 30, 2025, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.

Michael Volanoski, Chief Revenue Officer, entered into a Rule 10b5-1 Trading Plan on June 13, 2024. Mr. Volanoski's plan provides for the potential sale of up to 121,565 shares of the Company's common stock between December 11, 2024 and December 20, 2025, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
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

Q2 HOLDINGS, INC.
July 31, 2024	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer and Chairman (Principal Executive Officer)

July 31, 2024	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)