Form 10-Q
period 2024-09-30
Q2 Holdings, Inc.
filed 2024-11-06
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,401,048 shares of Common Stock, $0.0001 par value per share as of October 31, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•global economic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of recent bank failures, mergers and acquisitions within the banking sector, inflation, higher and shifting interest rates and any potential financial regulations and their potential impacts on our prospects' and customers' operations, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
•the risk of increased or new competition in our existing markets and as we enter new markets or new segments of existing markets, or as we offer new solutions;
•the risks associated with the development of our solutions, including artificial intelligence, or AI, based solutions, and changes to the market for our solutions compared to our expectations;
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
•the risks associated with our transactional business which are typically driven by End User behavior and can be influenced by external drivers outside of our control;
•the risks associated with effectively managing our business and cost structure in an uncertain economic environment, including as a result of challenges in the financial services industry and the effects of seasonality and unexpected trends;
•the risks associated with geopolitical uncertainties, including the heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure, and political uncertainty or discord, including related to the 2024 U.S. presidential election;
•the risks associated with accurately forecasting and managing the impacts of any economic downturn or challenges in the financial services industry on our customers and their End Users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, or alternative finance companies, or Alt-FIs, and our arrangements with them, which represent a newer market opportunity for us, a more complex revenue model for us and which may be more vulnerable to an economic downturn than our financial institution customers;
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

•the difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using AI with the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities;
•risks associated with operating within and selling into a regulated industry, including risks related to evolving regulation of AI and machine learning, the receipt, collection, storage, processing and transfer of data and increased regulatory scrutiny in financial technology and related services, including specifically on banking-as-a-service, or BaaS, services;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$320,294	$229,655
Restricted cash	1,854	3,977
Investments	87,558	94,353
Accounts receivable, net	57,924	42,899
Contract assets, current portion, net	7,228	9,193
Prepaid expenses and other current assets	17,559	11,625
Deferred solution and other costs, current portion	24,256	27,521
Deferred implementation costs, current portion	9,666	8,741
Total current assets	526,339	427,964
Property and equipment, net	34,248	41,178
Right of use assets	31,055	35,453
Deferred solution and other costs, net of current portion	28,798	26,090
Deferred implementation costs, net of current portion	24,795	21,480
Intangible assets, net	101,147	121,572
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	10,072	12,210
Other long-term assets	3,492	2,609
Total assets	$1,272,815	$1,201,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,230	$19,353
Accrued liabilities	19,615	16,471
Accrued compensation	25,908	26,580
Deferred revenues, current portion	141,267	118,723
Lease liabilities, current portion	10,784	10,436
Total current liabilities	210,804	191,563
Convertible notes, net of current portion	491,951	490,464
Deferred revenues, net of current portion	25,324	17,350
Lease liabilities, net of current portion	39,357	45,588
Other long-term liabilities	10,262	7,981
Total liabilities	777,698	752,946
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 60,401 issued and outstanding as of September 30, 2024 and 59,031 shares issued and outstanding as of December 31, 2023	6	6
Additional paid-in capital	1,160,098	1,075,278
Accumulated other comprehensive loss	(593)	(1,111)
Accumulated deficit	(664,394)	(625,694)
Total stockholders' equity	495,117	448,479
Total liabilities and stockholders' equity	$1,272,815	$1,201,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$175,021	$154,967	$513,419	$462,506
Cost of revenues	85,962	80,834	255,281	241,248
Gross profit	89,059	74,133	258,138	221,258
Operating expenses:
Sales and marketing	25,558	26,123	78,736	82,968
Research and development	36,901	34,542	107,522	103,063
General and administrative	31,495	28,084	92,954	79,903
Transaction-related costs	—	3	—	24
Amortization of acquired intangibles	4,776	5,250	14,392	15,764
Lease and other restructuring charges	3,129	3,303	5,222	7,576
Total operating expenses	101,859	97,305	298,826	289,298
Loss from operations	(12,800)	(23,172)	(40,688)	(68,040)
Other income (expense):
Interest and other income	4,617	2,328	11,658	6,711
Interest and other expense	(1,354)	(1,317)	(3,766)	(4,342)
Gain on extinguishment of debt	—	—	—	19,869
Total other income, net	3,263	1,011	7,892	22,238
Loss before income taxes	(9,537)	(22,161)	(32,796)	(45,802)
Provision for income taxes	(2,260)	(1,006)	(5,904)	(1,503)
Net loss	$(11,797)	$(23,167)	$(38,700)	$(47,305)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	383	423	560	1,285
Foreign currency translation adjustment	230	(470)	(42)	(307)
Comprehensive loss	$(11,184)	$(23,214)	$(38,182)	$(46,327)
Net loss per common share, basic and diluted	$(0.20)	$(0.40)	$(0.65)	$(0.81)
Weighted average common shares outstanding, basic and diluted
Basic and diluted	60,310	58,492	59,974	58,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stockholders' equity, beginning balances	$480,665	$441,407	$448,479	$419,024

Common stock and additional paid-in capital:
Beginning balances	1,134,468	1,027,802	1,075,284	982,306
Stock-based compensation expense	25,636	22,445	73,372	63,869
Exercise of stock options	—	389	8,404	863
Issuance of common stock under ESPP	—	—	3,044	3,459
Settlement of capped calls	—	—	—	139
Ending balances	1,160,104	1,050,636	1,160,104	1,050,636

Accumulated deficit:
Beginning balances	(652,597)	(584,448)	(625,694)	(560,310)
Net loss	(11,797)	(23,167)	(38,700)	(47,305)
Ending balances	(664,394)	(607,615)	(664,394)	(607,615)

Accumulated other comprehensive income (loss):
Beginning balances	(1,206)	(1,947)	(1,111)	(2,972)
Other comprehensive income (loss)	613	(47)	518	978
Ending balances	(593)	(1,994)	(593)	(1,994)

Total stockholders' equity, ending balances	$495,117	$441,027	$495,117	$441,027

Common stock (in shares):
Beginning balances	60,283	58,447	59,031	57,735
Exercise of stock options	—	13	234	32
Issuance of common stock under ESPP	—	—	95	146
Shares issued for the vesting of restricted stock awards	118	175	1,041	722
Ending balances	60,401	58,635	60,401	58,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,700)	$(47,305)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	19,851	19,184
Depreciation and amortization	52,819	53,764
Amortization of debt issuance costs	1,517	1,608
Amortization of premiums and discounts on investments	(852)	(2,791)
Stock-based compensation expense	69,456	59,819
Deferred income taxes	2,074	(120)
Gain on extinguishment of debt	—	(19,312)
Lease impairments	1,608	3,982
Other non-cash items	(377)	204
Changes in operating assets and liabilities:
Accounts receivable, net	(14,793)	2,605
Prepaid expenses and other current assets	(5,937)	(3,818)
Deferred solution and other costs	(9,110)	(12,955)
Deferred implementation costs	(12,769)	(11,496)
Contract assets, net	4,102	3,427
Other long-term assets	4,557	3,063
Accounts payable	(6,311)	5,115
Accrued liabilities	1,696	(8,742)
Deferred revenues	30,520	(5,452)
Deferred rent and other long-term liabilities	(6,635)	(7,065)
Net cash provided by operating activities	92,716	33,715
Cash flows from investing activities:
Purchases of investments	(67,347)	(76,820)
Maturities of investments	75,555	179,379
Purchases of property and equipment	(5,253)	(4,568)
Capitalized software development costs	(17,589)	(19,322)
Net cash provided by (used in) investing activities	(14,634)	78,669
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	—	(10,908)
Payment for repurchases of convertible notes	—	(149,640)
Proceeds from capped calls related to convertible notes	—	139
Debt issuance costs related to revolving credit agreement	(942)	—
Proceeds from the exercise of stock options and ESPP	11,448	4,322
Net cash provided by (used in) financing activities	10,506	(156,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72)	(137)
Net increase (decrease) in cash, cash equivalents and restricted cash	88,516	(43,840)
Cash, cash equivalents and restricted cash, beginning of period	233,632	201,902
Cash, cash equivalents and restricted cash, end of period	$322,148	$158,062
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$930	$472
Stock-based compensation for capitalized software development	$2,270	$2,423
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K, filed with the SEC on February 21, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three and nine months ended September 30, 2024 and 2023. No customer accounted for 10% or more of accounts receivable, net as of September 30, 2024 and December 31, 2023.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the nine months ended September 30, 2024 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(11,797)	$(23,167)	$(38,700)	$(47,305)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,310	58,492	59,974	58,223
Net loss per common share, basic and diluted	$(0.20)	$(0.40)	$(0.65)	$(0.81)
Due to net losses for the three and nine months ended September 30, 2024 and 2023, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of September 30,
	2024	2023
Stock options, restricted stock units, market stock units and performance stock units	5,104	5,067
Shares issuable pursuant to the ESPP	68	117
Shares related to convertible notes	4,793	5,126
	9,965	10,310
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board, or FASB, issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures but does not believe it will materially impact the consolidated financial statements or disclosures.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription	$140,592	$118,829	$407,013	$350,019
Transactional	16,797	16,236	50,927	49,532
Services and Other	17,632	19,902	55,479	62,955
Total Revenues	$175,021	$154,967	$513,419	$462,506
Deferred Revenues
The net increase in the deferred revenue balance for the nine months ended September 30, 2024 was primarily driven by the amounts due from customers in advance of satisfying the Company's performance obligations of $542.6 million for current year invoices and $1.3 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $403.3 million of revenue recognized from current year invoices and $110.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On September 30, 2024, the Company had $2.03 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue in the next 24 months, 33% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract assets portfolio for significant risks by considering historical collection experience and forecasting future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero and $0.1 million for expected losses for the nine months ended September 30, 2024 and 2023, respectively, and no charges were taken against the allowance at either September 30, 2024 or 2023. The allowance for credit losses related to contract assets was $0.03 million at both September 30, 2024 and December 31, 2023.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. No amounts were provisioned by the Company for expected losses for either of the nine months ended September 30, 2024 or 2023, and $0.05 million and $0.3 million have been charged against the allowance as of September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company decreased the allowance by less than $0.05 million. The allowance for credit losses related to accounts receivable was $0.4 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2024:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$63,079	$63,079	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$41,119	$—	$41,119	$—
Certificates of deposit	13,005	—	13,005	—
U.S. government securities	33,084	—	33,084	—
	$87,208	$—	$87,208	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2024 and December 31, 2023 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases, deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments, and deposits that are restricted to withdrawal or use as of the reporting date under the contractual terms of certain customer arrangements.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income, net on the condensed consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income, net on the condensed consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income, net on the condensed consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during either of the three months ended September 30, 2024 or 2023.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the year ended December 31, 2023, the Company determined there was a $0.1 million other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.3 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company's cash was $257.2 million and $143.0 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of September 30, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$63,079	$—	$—	$63,079

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$40,941	$193	$(15)	$41,119
Certificates of deposit	12,970	35	—	13,005
U.S. government securities	33,033	56	(5)	33,084
	$86,944	$284	$(20)	$87,208

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2024	December 31, 2023
Due within one year or less	$49,976	$87,133
Due after one year through two years	37,232	7,095
	$87,208	$94,228
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive loss if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2024 and December 31, 2023.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of September 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$9,095	$(12)	$2,276	$(3)
Certificates of deposit	248	—	494	—
U.S. government securities	3,694	(2)	7,487	(3)
	$13,037	$(14)	$10,257	$(6)

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both September 30, 2024 and December 31, 2023. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2023. No impairment of goodwill was identified during 2023, nor has any impairment of goodwill been identified during the nine months ended September 30, 2024.
Intangible assets at September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,540	$(54,452)	$1,088	$55,540	$(46,065)	$9,475
Non-compete agreements	11,525	(11,333)	192	12,020	(10,058)	1,962
Trademarks	19,870	(18,469)	1,401	19,870	(14,266)	5,604
Acquired technology	150,097	(107,288)	42,809	150,097	(90,776)	59,321
Capitalized software development costs	75,718	(20,061)	55,657	56,147	(10,937)	45,210
	$312,750	$(211,603)	$101,147	$293,674	$(172,102)	$121,572
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive loss was $9.0 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $25.9 million and $22.9 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive loss was $4.8 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively, and $14.4 million and $15.8 million for the nine months ended September 30, 2024 and 2023, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2024 was as follows:

Amortization
Year Ended December 31,
2024 (October 1 to December 31)	$11,877
2025	36,287
2026	29,718
2027	13,783
2028	7,513
Thereafter	1,969
Total amortization	$101,147

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
7. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas, in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. Pursuant to the second agreement, the Company leases office space with a lease term of approximately ten years, with an option to extend the leases on the second building from five to ten years. The Company also leases office space in other U.S. cities located in Nebraska, Iowa, North Carolina, and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom. The Company believes its current facilities will be adequate for its needs for the foreseeable future.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at September 30, 2024 were as follows:

Operating Leases
Year Ended December 31,
2024 (October 1 to December 31)	$3,357
2025	12,511
2026	10,022
2027	8,705
2028	5,560
Thereafter	18,202
Total lease payments	$58,357
Less: imputed interest	(8,216)
Total operating lease liabilities	$50,141
The operating lease liabilities include $14.0 million in optional lease renewals where the Company is reasonably certain of exercising those options.
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. In the year ended December 31, 2023, impairment charges of $1.9 million were recorded to right of use assets, $0.2 million were recorded to property and equipment and an additional $0.3 million were recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2024, impairment charges of $0.8 million were recorded to right of use assets and charges of $0.1 million were recorded to property and equipment. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss.
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, co-location and hosting fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at September 30, 2024 were as follows:

Contractual Commitments
Year Ended December 31,
2024 (October 1 to December 31)	$30,308
2025	261,534
2026	345,564
2027	5,696
2028	3,881
Thereafter	219
Total commitments	$647,202
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
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
Severance and Other Related Costs
During the three and nine months ended September 30, 2024, the Company incurred contractual severance-related expenses for the departure of an executive officer. Additionally, the Company incurred mandatory and contractual severance-related charges for organizational changes intended to enable the Company to scale the business more efficiently that are included within lease and other restructuring charges on the condensed consolidated statements of comprehensive loss. The severance charges relating to the executive departure are anticipated to be paid out over the 18 months following the executive's departure, consistent with previously disclosed employment arrangements. The remaining severance-related charges associated with organizational changes are expected to be substantially paid out in the fourth quarter of fiscal year 2024. The liability related to these charges is included in accrued compensation on the condensed consolidated balance sheets in the amount of $2.0 million as of September 30, 2024.
9. Debt
Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of September 30, 2024, which are further discussed below (principal in thousands):

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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchases of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income on the condensed consolidated statements of comprehensive loss. The Company may repurchase additional 2025 Notes and/or 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
The Notes consist of the following:

	As of September 30, 2024		As of December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(2,193)	(851)	(3,133)	(1,398)
Net carrying amount	$301,802	$190,149	$300,862	$189,602
As of September 30, 2024, the 2026 Notes and 2025 Notes were not convertible. As of September 30, 2024, the if-converted value of the Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on September 30, 2024.
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
Revolving Credit Agreement
On July 29, 2024, the Company entered into a five-year secured Revolving Credit Agreement with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank. The Revolving Credit Agreement provides for a revolving line of credit of up to $125.0 million, which may be drawn upon as revolving loans, swingline loans or letter of credit issuances, with sublimits (i) in the case of swingline loans, in an amount up to $20.0 million and (ii) in the case of letters of credit, in an amount up to $10.0 million. Borrowings under the Revolving Credit Agreement may, at the Company's election, bear interest quarterly at either (a) the base rate plus the applicable margin ("Base Rate Loans"), or (b) the adjusted term secured overnight financing rate (the "SOFR"), plus the applicable margin (the "Adjusted Term SOFR Loans"). The applicable margin ranges from 0.75% to 1.50% per annum for Base Rate Loans and 1.75% to 2.50% per annum for Adjusted Term SOFR loans. A commitment fee accrues at a rate ranging from 0.15% to 0.30% per annum, based on the Company's consolidated total net leverage ratio, of the average daily unused portion of the commitment of the lenders.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of September 30, 2024, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of September 30, 2024, $0.9 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of September 30, 2024, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$696	$630	$1,955	$1,963
Amortization of debt issuance costs	526	495	1,517	1,608
Total	$1,222	$1,125	$3,472	$3,571
Debt issuance costs are amortized on a straight-line basis over the expected life of the Notes and the Revolving Credit Agreement, respectively. For the Notes, the straight-line basis approximates the effective interest method. As of September 30, 2024, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 1.7 years and 1.1 years, respectively.
10. Stock-Based Compensation
In March 2014, the Company's board of directors approved the 2014 Equity Incentive Plan, or 2014 Plan. The 2014 Plan terminated on June 1, 2023, except with respect to the outstanding awards previously granted thereunder. As of June 1, 2023, there were 7,606 shares of common stock that were reserved for issuance pursuant to outstanding awards, assuming maximum performance for any performance-based awards, under the 2014 Plan.
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of September 30, 2024, 5,826 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. During the three months ended September 30, 2024, the Company issued 95 shares and as of September 30, 2024, 1,279 shares remain authorized and available for future issuance under the ESPP.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$3,010	$3,373	$9,575	$10,323
Sales and marketing	4,443	4,050	12,783	13,133
Research and development	4,735	3,908	13,203	11,691
General and administrative	12,136	9,778	33,895	24,672
Total stock-based compensation expense	$24,324	$21,109	$69,456	$59,819
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2024 is based on the estimated annual effective tax rate for fiscal year 2024. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately (23.7)% and (4.5)% for the three months ended September 30, 2024 and 2023, respectively and (18.0)% and (3.3)% for the nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024 and 2023, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of previously acquired goodwill and current income tax expense from foreign operations.
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
As of September 30, 2024, the Company had $0.7 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2023. The Company's tax years 2020 through 2023 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

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
Overview
We are a leading provider of digital banking and lending solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wanting to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions include a broad and deep portfolio of digital banking solutions; digital lending and relationship pricing solutions; an open technology platform, the Q2 Innovation Studio, which is a portfolio of technologies and programs which can be leveraged to design, develop, and distribute innovative products, services, features, and integrations by enabling a partnership ecosystem on Q2's digital banking platform; and Helix, a cloud-native core that also serves as a comprehensive banking as a service, or BaaS, solution, both of which enable innovative companies and financial institutions to integrate unique banking products and services into their offerings. We purpose-build our platforms and solutions to enable success for our customers and technology partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End User acquisition, engagement and retention and improve their operational efficiencies and profitability.
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
We have deep domain expertise in developing and delivering advanced digital banking and lending solutions designed to help our customers and technology partners compete in the complex and heavily regulated financial services industry. Over 20 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of broad market acceptance of our award-winning solutions and relentless innovation, investment and acquisitions. Our collection of solutions now spans digital banking, digital lending and relationship pricing, digital account opening, regulatory and compliance, account switching, data-driven sales enablement, spending insights and portfolio management, and we serve account holders and borrowers across retail, small to medium business, or SMB, and commercial segments domestically and outside of the U.S. In addition to our open platform solutions and BaaS offerings, we also offer a suite of risk and fraud solutions designed to assist our customers in their effort to safeguard the financial service offerings against fraudulent activities. While we remain focused on our founding mission of building stronger and more diverse communities by strengthening their financial institutions, we intend to draw on our broad product portfolio and deep domain expertise to both further penetrate the digital banking market and drive meaningful expansion activity within our robust customer base across financial services.

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
Recent Events
There continues to be widespread geopolitical and global economic uncertainties, some of which are impacting business and consumer behavior. We believe various factors including high and shifting interest rates, inflation rates, tight labor markets, wage inflation, geopolitical uncertainty, recession fears and other economic conditions continue to put pressure on some corporate IT expenditures. Persistent elevated interest rates or any future increase in interest rates may reduce account holder demand for loans and can reduce the creditworthiness of existing borrowers, resulting in operational challenges for financial institutions, including higher credit losses and difficulty in assessing risk in their existing loan portfolios and in making new lending decisions. A significant portion of our revenues is derived from sales of our digital banking platform to U.S. based RCFIs, which have and may continue to be impacted by challenges in the economic environment and financial services industry. However, we believe that higher interest rates also have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of banking conditions placing an importance on attracting and retaining deposits.
Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulatory scrutiny. In recent years, many financial institutions have merged or been acquired, and periodically during downturns, a limited number of financial institutions have failed, creating market disruption and uncertainty for the financial services industry, in particular among RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. Additionally, regulatory changes aimed at stabilizing the financial system could impose new burdens, further straining the profitability of these institutions and potentially leading to a contraction in economic activities. The current market conditions, including deteriorating performance of loan portfolios, capital constraints due to more stringent reserve requirements, and elevated levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators, alongside increasingly cautious investors, have increased scrutiny of commercial real estate lending. This heightened attention may compel financial institutions with substantial commercial real estate loan portfolios to adopt more stringent underwriting standards, enhance internal controls, bolster risk management policies, conduct more rigorous portfolio stress testing, and maintain higher reserve levels. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. The duration and severity of these general economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward Looking Statements" above for further discussion of the impact and possible future impacts of general economic uncertainty and the current challenges facing the financial services industry on our business.

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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers, however this will be partially offset as our commercial digital banking platform represents a greater proportion of our Installed Customers solutions without the associated Registered User impact. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 22.0 million, 21.1 million and 19.2 million Registered Users as of December 31, 2023, 2022 and 2021, respectively. Registered Users as of September 30, 2024 were 24.4 million compared to 22.0 million as of September 30, 2023.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. One of the ways we assess our performance in this area is through our net revenue retention rate. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Our net revenue retention rate provides insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rate each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. If implementations are weighted more heavily in the first or second half of the prior year, our net revenue retention rate will be lower or higher, respectively. For example, in the first half of 2021, our implementations were weighted more heavily, and we experienced a lower net revenue retention rate in 2022 as a result. The continued strength observed in subscription revenue derived from our existing customers, offset by the expected decline in discretionary services revenue with some of our existing customers was reflected in the decline in net revenue retention rate in 2023. Our use of net revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate net revenue retention rate differently, which reduces its usefulness as a comparative measure. Our net revenue retention rate was 108%, 110% and 119% for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Our Subscription ARR was $593.9 million, $500.9 million and $426.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Subscription ARR as of September 30, 2024 was $654.6 million compared to $547.0 million as of September 30, 2023. Our Total ARR was $734.8 million, $655.2 million and $574.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total ARR as of September 30, 2024 was $796.4 million compared to $693.6 million as of September 30, 2023.
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

Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance. During the three and nine months ended September 30, 2024, there was no impact of purchase accounting on revenue, and our non-GAAP total revenue is now equivalent to our GAAP total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
GAAP revenue	$175,021	$154,967	$513,419	$462,506
Deferred revenue reduction from purchase accounting	—	76	—	275
Total Non-GAAP revenue	$175,021	$155,043	$513,419	$462,781
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
•Lease and other restructuring charges. We provide non-GAAP information that excludes restructuring charges related to the estimated costs of exiting and terminating facility lease commitments, partially offset by anticipated sublease income, and any related impairments of the right of use assets as they relate to corporate restructuring and exit activities. It also excludes severance cash payouts and other related compensation associated with restructuring, departure of executive officers or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value. These charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP operating loss	$(12,800)	$(23,172)	$(40,688)	$(68,040)
Deferred revenue reduction from purchase accounting	—	76	—	275
Stock-based compensation	24,324	21,109	69,456	59,819
Transaction-related costs	—	3	—	24
Amortization of acquired technology	5,504	5,885	16,512	17,648
Amortization of acquired intangibles	4,776	5,250	14,392	15,764
Lease and other restructuring charges	3,520	3,435	6,208	8,137
Non-GAAP operating income	$25,324	$12,586	$65,880	$33,627
Adjusted EBITDA
We define adjusted EBITDA as net loss before deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, provision for income taxes, gain on extinguishment of debt and interest and other (income) expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, you should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(11,797)	$(23,167)	$(38,700)	$(47,305)
Deferred revenue reduction from purchase accounting	—	76	—	275
Stock-based compensation	24,324	21,109	69,456	59,819
Transaction-related costs	—	3	—	24
Depreciation and amortization	17,651	18,286	52,819	53,764
Lease and other restructuring charges	3,520	3,435	6,208	8,137
Provision for income taxes	2,260	1,006	5,904	1,503
Gain on extinguishment of debt	—	—	—	(19,869)
Interest and other (income) expense, net	(3,348)	(1,091)	(7,973)	(2,593)
Adjusted EBITDA	$32,610	$19,657	$87,714	$53,755
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
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate by using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our digital lending and relationship pricing arrangements vary, but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary, but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for debit card and bill-pay related transaction services when End Users utilize debit card services integrated within our Helix and other payment-service solutions in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
In recent periods we have observed improved subscription bookings and associated revenue primarily from our digital banking solutions as a result of banking conditions placing an importance on attracting and retaining deposits. During the three and nine months ended September 30, 2024, our subscription revenue growth was 18% and 16%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue. We have observed a general decline in transactional and other revenue from our Helix and payment solutions, resulting from decreased usage. In recent periods, we have also observed a general decline in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to challenging economic conditions and the associated pressure on costs until the economic climate stabilizes and their respective financial outlooks improve.

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
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, compliance and security, legal, human resources employees and certain members of our executive team. General and administrative expenses also include consulting and professional fees, insurance, travel and other corporate expenses. We expect to continue to incur incremental expenses associated with the growth of our business and to meet increased compliance requirements associated with operating as a regulated, public company. These expenses include costs to comply with Section 404 of the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors' and officers' liability insurance and investor relations activities.
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
Lease and Other Restructuring Charges
Lease and other restructuring charges include costs related to the early vacating of certain facilities, any related impairment of the right of use assets and ongoing expenses of other vacated facilities, partially offset by anticipated sublease income from the associated facilities. It also includes severance cash payouts and other related compensation associated with restructuring, departure of executive officers or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Total Other Income, Net
Total other income, net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and gain on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt issuance costs, coupon interest attributable to our convertible notes, commitment fees associated with our Revolving Credit Agreement, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.
Provision for Income Taxes
As a result of our current net operating loss position, our income tax expenses and benefits consist primarily of state current income tax expense, deferred income tax expense relating to the tax amortization of recently acquired goodwill and current income tax expense from foreign operations.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues(1)	$175,021	$154,967	$513,419	$462,506
Cost of revenues(2)	85,962	80,834	255,281	241,248
Gross profit	89,059	74,133	258,138	221,258
Operating expenses:
Sales and marketing	25,558	26,123	78,736	82,968
Research and development	36,901	34,542	107,522	103,063
General and administrative	31,495	28,084	92,954	79,903
Transaction-related costs	—	3	—	24
Amortization of acquired intangibles	4,776	5,250	14,392	15,764
Lease and other restructuring charges	3,129	3,303	5,222	7,576
Total operating expenses	101,859	97,305	298,826	289,298
Loss from operations	(12,800)	(23,172)	(40,688)	(68,040)
Total other income, net(3)	3,263	1,011	7,892	22,238
Loss before income taxes	(9,537)	(22,161)	(32,796)	(45,802)
Provision for income taxes	(2,260)	(1,006)	(5,904)	(1,503)
Net loss	$(11,797)	$(23,167)	$(38,700)	$(47,305)
_______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of zero and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and zero and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of $5.5 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and $16.5 million and $17.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(3) Includes a gain of $19.9 million related to the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the nine months ended September 30, 2023.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues(1)	100.0%	100.0%	100.0%	100.0%
Cost of revenues(2)	49.1	52.2	49.7	52.2
Gross profit	50.9	47.8	50.3	47.8
Operating expenses:
Sales and marketing	14.6	16.9	15.3	17.9
Research and development	21.1	22.3	20.9	22.3
General and administrative	18.0	18.1	18.1	17.3
Transaction-related costs	—	—	—	—
Amortization of acquired intangibles	2.7	3.4	2.8	3.4
Lease and other restructuring charges	1.8	2.1	1.0	1.6
Total operating expenses	58.2	62.8	58.2	62.6
Loss from operations	(7.3)	(15.0)	(7.9)	(14.7)
Total other income, net(3)	1.9	0.7	1.5	4.8
Loss before income taxes	(5.4)	(14.3)	(6.4)	(9.9)
Provision for income taxes	(1.3)	(0.6)	(1.1)	(0.3)
Net loss	(6.7)%	(14.9)%	(7.5)%	(10.2)%
______________________________________________________________________________
(1) Includes deferred revenue reduction from purchase accounting of 0.0% for both the three months ended September 30, 2024 and 2023, and 0.0% and 0.1% for the nine months ended September 30, 2024 and 2023, respectively.
(2) Includes amortization of acquired technology of 3.1% and 3.8% for the three months ended September 30, 2024 and 2023, respectively, and 3.2% and 3.8% for the nine months ended September 30, 2024 and 2023, respectively.
(3) Includes an increase of 4.3% related to a gain from the early extinguishment of a portion of our 2026 Notes and 2025 Notes for the nine months ended September 30, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Revenues	$175,021	$154,967	$20,054	12.9%	$513,419	$462,506	$50,913	11.0%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Revenues increased by $20.1 million, or 12.9%, from $155.0 million for the three months ended September 30, 2023 to $175.0 million for the three months ended September 30, 2024. This increase in revenue was primarily attributable to a $21.8 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers and a $0.6 million increase in transactional revenue from usage of our solutions, partially offset by a decrease of $2.3 million in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Revenues increased by $50.9 million, or 11.0%, from $462.5 million for the nine months ended September 30, 2023 to $513.4 million for the nine months ended September 30, 2024. This increase in revenue was primarily attributable to a $57.0 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers and a $1.4 million increase in transactional revenue from usage of our solutions, partially offset by a decrease of $7.5 million in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Cost of revenues	$85,962	$80,834	$5,128	6.3%	$255,281	$241,248	$14,033	5.8%
Percentage of revenues	49.1%	52.2%			49.7%	52.2%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Cost of revenues increased by $5.1 million, or 6.3%, from $80.8 million for the three months ended September 30, 2023 to $86.0 million for the three months ended September 30, 2024. This increase was primarily attributable to a $3.2 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $2.2 million net increase in co-location facility, hardware and software costs, cloud-based hosting costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer activity, a $1.1 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.5 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $0.4 million increase in overhead costs and other discretionary expenses, partially offset by a $1.4 million decrease as a result of higher capitalized implementation costs, a $0.6 million decrease in services, primarily in pass-through fees and a $0.4 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Cost of revenues increased by $14.0 million, or 5.8%, from $241.2 million for the nine months ended September 30, 2023 to $255.3 million for the nine months ended September 30, 2024. This increase was primarily attributable to a $6.9 million net increase in co-location facility, hardware and software costs, cloud-based hosting costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support our growing customer activity, a $5.9 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $4.5 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.1 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $1.5 million increase in overhead costs and other discretionary expenses, partially offset by a $3.0 million decrease in services, primarily in pass-through fees, a $2.8 million decrease as a result of higher capitalized implementation costs and a $1.1 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Sales and marketing	$25,558	$26,123	$(565)	(2.2)%	$78,736	$82,968	$(4,232)	(5.1)%
Percentage of revenues	14.6%	16.9%			15.3%	17.9%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Sales and marketing expenses decreased by $0.6 million, or 2.2%, from $26.1 million for the three months ended September 30, 2023 to $25.6 million for the three months ended September 30, 2024. This decrease was primarily attributable to a $0.3 million decrease in travel-related and other discretionary expenses and a $0.3 million decrease in marketing activities.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Sales and marketing expenses decreased by $4.2 million, or 5.1%, from $83.0 million for the nine months ended September 30, 2023 to $78.7 million for the nine months ended September 30, 2023. This decrease was primarily attributable to a $4.2 million reduction in personnel costs due to measures taken to drive operational effectiveness in our go-to-market strategy.
We anticipate that sales and marketing expenses will increase in absolute dollars in the long-term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to hold various experiences for our current and prospective customers, including our annual client conference typically held during the second quarter. While we anticipate sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Research and development	$36,901	$34,542	$2,359	6.8%	$107,522	$103,063	$4,459	4.3%
Percentage of revenues	21.1%	22.3%			20.9%	22.3%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Research and development expenses increased by $2.4 million, or 6.8%, from $34.5 million for the three months ended September 30, 2023 to $36.9 million for the three months ended September 30, 2024. This increase was primarily attributable to a $1.7 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.4 million increase from lower capitalization of software development costs.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Research and development expenses increased by $4.5 million, or 4.3%, from $103.1 million for the nine months ended September 30, 2023 to $107.5 million for the nine months ended September 30, 2024. This increase was primarily attributable to a $2.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $1.3 million increase from lower capitalization of software development costs and a $0.6 million increase in travel-related and other discretionary expenses.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
General and administrative	$31,495	$28,084	$3,411	12.1%	$92,954	$79,903	$13,051	16.3%
Percentage of revenues	18.0%	18.1%			18.1%	17.3%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. General and administrative expenses increased by $3.4 million, or 12.1%, from $28.1 million for the three months ended September 30, 2023 to $31.5 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to a $3.8 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $0.6 million increase in other discretionary expenses, partially offset by a $1.2 million decrease in charitable contributions from the prior year.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. General and administrative expenses increased by $13.1 million, or 16.3%, from $79.9 million for the nine months ended September 30, 2023 to $93.0 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to an $14.7 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $1.7 million increase in travel-related and other discretionary expenses, partially offset by a $2.3 million decrease in professional services, including third-party legal fees and a $1.2 million decrease in charitable contributions from the prior year.

General and administrative expenses consist primarily of salaries, stock-based compensation and other personnel-related costs of our administrative, finance and accounting, information systems, compliance and security, legal, human resources employees and certain members of our executive team. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, costs of directors' and officers' liability insurance, third-party legal fees, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Transaction-related costs	$—	$3	$(3)	(100.0)%	$—	$24	$(24)	(100.0)%
Percentage of revenues	—%	—%			—%	—%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Transaction-related costs decreased by $3.0 thousand, or 100.0% from $3.0 thousand for the three months ended September 30, 2023 to zero for the three months ended September 30, 2024. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Transaction-related costs decreased by $24.0 thousand, or 100.0%, from $24.0 thousand for the nine months ended September 30, 2023 to zero for the nine months ended September 30, 2024. Transaction-related costs consisted of various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Amortization of acquired intangibles	$4,776	$5,250	$(474)	(9.0)%	$14,392	$15,764	$(1,372)	(8.7)%
Percentage of revenues	2.7%	3.4%			2.8%	3.4%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Amortization of acquired intangibles decreased by $0.5 million, or 9.0%, from $5.3 million for the three months ended September 30, 2023 to $4.8 million for the three months ended September 30, 2024. The acquired intangible assets are related to previously disclosed business combinations. The decrease in amortization is related to intangible assets that became fully amortized.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Amortization of acquired intangibles decreased by $1.4 million, or 8.7%, from $15.8 million for the nine months ended September 30, 2023 to $14.4 million for the nine months ended September 30, 2024. The acquired intangible assets are related to previously disclosed business combinations. The decrease in amortization is related to intangible assets that became fully amortized.

Lease and Other Restructuring Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Lease and other restructuring charges	$3,129	$3,303	$(174)	(5.3)%	$5,222	$7,576	$(2,354)	(31.1)%
Percentage of revenues	1.8%	2.1%			1.0%	1.6%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Lease and other restructuring charges decreased by $0.2 million, or 5.3%, from $3.3 million for the three months ended September 30, 2023 to $3.1 million for the three months ended September 30, 2024. The decrease in lease and other restructuring charges was primarily attributable to a net $1.5 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including the associated impairment of the right of use asset, partially offset by a $1.3 million increase related to severance for the departure of an executive officer and compensation-related charges associated with restructuring or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Lease and other restructuring charges decreased by $2.4 million or 31.1%, from $7.6 million for the nine months ended September 30, 2023 to $5.2 million for the nine months ended September 30, 2024. The decrease in lease and other restructuring charges was primarily attributable to a net $2.8 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including the associated impairment of the right of use asset, partially offset by a $0.5 million increase related to severance for the departure of an executive officer and compensation-related charges associated with restructuring or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Total Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Total other income, net	$3,263	$1,011	$2,252	222.7%	$7,892	$22,238	$(14,346)	(64.5)%
Percentage of revenues	1.9%	0.7%			1.5%	4.8%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Total other income, net represented a net income of $3.3 million for the three months ended September 30, 2024 compared to a net income of $1.0 million for the three months ended September 30, 2023. The change was primarily due to an increase in income from cash, cash equivalents and investments in the current period.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Total other income, net represented a net income of $7.9 million for the nine months ended September 30, 2024 compared to a net income of $22.2 million for the nine months ended September 30, 2023. The change was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes during the three months ended March 31, 2023, partially offset by a $4.5 million increase in income from cash, cash equivalents and investments in the current period, a $0.5 million loss realized on investments recognized in the prior year period and a $0.2 million realized loss on the sale of fixed assets recognized during the prior year period.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	(%)	2024	2023	$	(%)
Provision for income taxes	$(2,260)	$(1,006)	$(1,254)	124.7%	$(5,904)	$(1,503)	$(4,401)	292.8%
Percentage of revenues	(1.3)%	(0.6)%			(1.1)%	(0.3)%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. Total provision for income taxes represented an expense of $2.3 million for the three months ended September 30, 2024 compared to an expense of $1.0 million for the three months ended September 30, 2023. As a result of our current net operating loss position, income tax expense for the three months ended September 30, 2024 consisted primarily of $1.2 million in foreign income tax expense, $0.6 million in federal income tax and $0.5 million in state income tax. The income tax expense for the three months ended September 30, 2023 consisted primarily of $0.5 million in tax amortization of recently acquired goodwill, $0.3 million in foreign income tax and $0.2 million in state income tax.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023. Total provision for income taxes represented an expense of $5.9 million for the nine months ended September 30, 2024 compared to an expense of $1.5 million for the nine months ended September 30, 2023. As a result of our current net operating loss position, income tax expense for the nine months ended September 30, 2024 consisted primarily of $2.4 million in foreign income tax, $2.2 million in state income tax and $1.3 million in federal income tax expense. The income tax expense for the nine months ended September 30, 2023 consisted primarily of $0.7 million in foreign income tax, $0.6 million in tax amortization of recently acquired goodwill and $0.2 million in state income tax.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales, which has historically tended to be lower in the first half of the year. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions.
Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results. We continue to monitor the impacts the current interest rate and inflationary environment, challenges in the financial services industry, and global economic uncertainty may have on our business. The recent challenging economic conditions and uncertainties in the financial services industry continue to be highly unpredictable and may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, convertible note offerings, and cash flows from operations. As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents and investments of $407.9 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months. However, if we determine there is a need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$92,716	$33,715
Investing activities	(14,634)	78,669
Financing activities	10,506	(156,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72)	(137)
Net increase (decrease) in cash, cash equivalents and restricted cash	$88,516	$(43,840)
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and increase in the number of installed customers.
For the nine months ended September 30, 2024, our net cash and cash equivalents provided by operating activities was $92.7 million, which consisted of a net loss of $38.7 million and non-cash adjustments of $146.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $14.7 million. The primary drivers of cash outflows in operating assets and liabilities were a $21.9 million increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions, a $14.8 million increase in accounts receivable primarily due to the timing of annual billings and a $6.6 million decrease in other long-term liabilities. Cash outflows were partially offset by cash inflows resulting from a $30.5 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs, deferred income taxes and lease impairments, partially offset by amortization of premiums and discounts on investments.
For the nine months ended September 30, 2023, our net cash and cash equivalents provided by operating activities was $33.7 million, which consisted of a net loss of $47.3 million and non-cash adjustments of $116.3 million, partially offset by cash outflows from changes in operating assets and liabilities of $35.3 million. The primary drivers of cash outflows in operating assets and liabilities were a $24.5 million increase in deferred solution costs primarily from annual commission payments, and deferred implementation costs from both new customers and existing customer expansions, a $7.1 million decrease in other long-term liabilities and a $5.5 million decrease in deferred revenue due to the recognition of revenue from payments in prior periods exceeding receipts from customers during the period. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by a gain on extinguishment of debt and amortization of premiums and discounts on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the nine months ended September 30, 2024, our net cash used in investing activities was $14.6 million, consisting of $67.3 million for purchases of investments, $17.6 million for capitalized software development costs and $5.3 million for the purchase of property and equipment, partially offset by $75.6 million received from the maturities of investments.
For the nine months ended September 30, 2023, our net cash provided by investing activities was $78.7 million, consisting of $179.4 million from maturities of investments, partially offset by $76.8 million from purchases of investments, $19.3 million from capitalized software development costs and $4.6 million for the purchase of property and equipment.

Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of options, contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock and payments for debt issuance costs related to the Revolving Credit Agreement.
For the nine months ended September 30, 2024, our net cash provided by financing activities was $10.5 million, primarily consisting of $11.4 million due to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock, partially offset by $0.9 million for payment of debt issuance costs related to the Revolving Credit Agreement.
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
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes and Revolving Credit Agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases and other purchase commitments as of the nine months ended September 30, 2024 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2024 or 2023, our interest income would not have been materially affected. As of September 30, 2024, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.

Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we are exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of September 30, 2024, there were no amounts drawn on the Revolving Credit Agreement.
Foreign Currency Risk
As of September 30, 2024, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of September 30, 2024, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2026 Notes in 2026 and the principal of the 2025 Notes in 2025, or earlier if necessary. Additionally, if our stock trades at a level where the conversion of any series of our convertible notes is not economical for note holders, the conversion of the applicable series of convertible notes is unlikely. This would require us to repay the full aggregate principal amount outstanding of the applicable series of our convertible notes, plus accrued and unpaid interest and additional amounts (if any) at maturity, in lieu of settling conversions of the convertible notes, and thus extinguishing our indebtedness under such convertible notes with shares of our common stock.
In addition, holders of each series of our convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the respective indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of each series of convertible notes, unless we elect to settle such conversion solely through delivery of shares of our common stock to (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the series of notes being converted. We may not have enough available cash on hand or be able to obtain financing at the time we are required to make the repurchases of the series of convertible notes surrendered therefor, or at the time such series of convertible notes is being converted, to settle such repurchase or conversion. In addition, our ability to repurchase each series of convertible notes or to pay cash upon the conversions of each series of convertible notes may be limited by law, by regulatory authority or by agreements governing our current and future indebtedness. Our failure to repurchase a series of convertible notes at a time when the repurchase is required by the applicable indenture, or to pay any cash payable on future conversions of such series of convertible notes as required by the applicable indenture, would constitute a default under such indenture. A default under one of the indentures governing our convertible notes or a fundamental change itself could also lead to a default under our Revolving Credit Agreement and agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under an indenture governing any of our convertible notes may lead to an acceleration of the applicable series of notes. Any such acceleration could result in our bankruptcy, in which the holders of our convertible notes would have a claim to our assets that is senior to the claims of our equity holders.

Our Revolving Credit Agreement provides for a $125.0 million revolving line of credit, none of which was drawn as of September 30, 2024. The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict our ability, or any of our subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Borrowings under the Revolving Credit Agreement are secured by our assets and those of Q2 Software, Inc., our wholly owned subsidiary, which has guaranteed all obligations under the Revolving Credit Agreement. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement, an acceleration of repayment obligations with respect to any outstanding principal amounts, an acceleration of repayment obligations with respect to the 2025 Notes and 2026 Notes, or the lenders foreclosing on their security interest, the occurrence of any of which could have an adverse effect on our business, financial condition and results of operations.
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
None.
(c) Repurchases
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
Lynn Atchison, Director, entered into a Rule 10b5-1 Trading Plan on August 5, 2024. Ms. Atchison's plan provides for the potential sale of up to 5,200 shares of the Company's common stock between March 3, 2025 and March 5, 2026.

Matthew Flake, Chief Executive Officer and Chairman, entered into a Rule 10b5-1 Trading Plan on August 5, 2024. Mr. Flake's plan provides for the potential sale of up to 148,182 shares of the Company's common stock between March 6, 2025 and June 30, 2025, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
David Mehok, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan on September 13, 2024. Mr. Mehok's plan provides for the potential sale of up to 44,397 shares of the Company's common stock between March 3, 2025 and April 30, 2025, less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes due as a result of the vesting of any restricted stock units, market stock units or performance stock units covered by the plan.
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
Item 6.   Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

10.1	*	Credit Agreement, dated July 29, 2024, by and among Q2 Holdings, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2024).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
November 6, 2024	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer and Chairman (Principal Executive Officer)

November 6, 2024	By:	/s/ DAVID J. MEHOK David J. Mehok Chief Financial Officer (Principal Financial and Accounting Officer)