Form 10-K
period 2024-12-31
Q2 Holdings, Inc.
filed 2025-02-12
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2024, the aggregate market value of its shares held by non-affiliates on that date was approximately $3,622,032,451. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 60,727,986 shares of the registrant's common stock outstanding as of January 31, 2025.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2025 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2024, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the impact of and our ability to respond to global economic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of mergers and acquisitions within the banking sector, inflationary pressures, elevated and fluctuating interest rates, instability in the financial services industry and any changes to or new financial regulations and their potential impacts on our prospects' and customers' operations, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
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
•the risks and increased costs associated with managing growth and global operations, including hiring, training, retaining and motivating employees to support such growth;
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
•the risks associated with geopolitical uncertainties or discord, including the heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;
•the risks associated with accurately forecasting and managing the impacts of any economic downturn or challenges in the financial services industry on our customers and their End Users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, or alternative finance companies, or Alt-FIs, and our arrangements with them, which may provide more complex revenue arrangements for us and which may be more vulnerable to an economic downturn than our financial institution customers;
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

•the risks associated with the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers;
•the difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using AI with the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities;
•the risks associated with operating within and selling into a regulated industry, including risks related to evolving regulation of AI and machine learning, the receipt, collection, storage, processing and transfer of data and increased regulatory scrutiny on financial technology and related services, including specifically on banking-as-a-service, or BaaS, services;
•the risks associated with our sales and marketing capabilities, including partner relationships and the length, cost and unpredictability of our sales cycle;
•the risks inherent in third-party technology and implementation partnerships, including defects, failures or interruptions in third-party services or solutions, that could cause harm to our business;
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
Item 1. Business.
Overview
Q2 is a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and end users, or End Users. Our solutions comprise a broad and deep portfolio of digital banking solutions, digital lending and relationship pricing solutions, Q2 Innovation Studio, and Helix. Q2 Innovation Studio leverages Q2's open technology platform to enable a partnership ecosystem, allowing the design, development, and distribution of innovative products, services, features, and integrations on Q2's digital banking platform. Helix serves as a cloud-native core and banking as a service, or BaaS, solution. We purpose-build our platforms and solutions to enable success for our customers and partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.

Founded over 20 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market acceptance of our solutions, strategic investments and acquisitions. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium businesses, or SMBs, and commercial segments. As of December 31, 2024, we had more than 1,200 financial institution customers using one or more of our solutions, including more than 40% of the top 100 U.S. Banks and more than 40% of the top 100 U.S. Credit Unions, based on total assets. As of December 31, 2024, we had 460 installed digital banking platform customers, and those customers had approximately 24.7 million account holders registered on our digital banking platform. During 2024, End Users logged into our digital banking platform over 4 billion times and executed over $3.3 trillion in financial transactions. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End-User expectations for more innovative and engaging digital financial experiences. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and embracing these market dynamics. We have developed a comprehensive suite of offerings to accelerate and optimize this transformation for our customers, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs, and Alt-FIs.
We believe this creates an expanded market opportunity for our business, which we have been thoughtfully evolving for several years. We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. Over the past several years, we have broadened our offerings through strategic investments and acquisitions to serve a wider range of needs for financial institutions, FinTechs and Alt-FIs. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. We believe our portfolio, which reflects years of strategic development and innovation, affords us a distinct competitive advantage across multiple market segments. As a result of our expanded offerings and market opportunity, we estimate our addressable market for our solutions to be approximately $20.0 billion.
Our solutions utilize a software-as-a-service, or SaaS, model designed to scale with our customers as they grow their business, add End Users and expand the breadth of digital services and solutions they offer. On average, Q2 digital banking platform customers have historically grown contracted revenue by approximately 45% within 36 months of implementation. Our SaaS model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
Delivering advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.

We believe that financial services providers are best served by a broad portfolio of digital solutions offering rapid, flexible and comprehensive integration with internal and third-party solutions enabling them to deliver modern, intuitive, advanced and regulatory-compliant digital solutions. We also believe our unique position in the market stems from the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital solutions. These strengths allow us to address the evolving needs and challenges within the financial services industry, as we continually innovate and adapt our offerings to meet the changing demands of our customers and their End Users. We intend to continue to make investments in technology innovation and software development to enhance our existing solutions and platforms while expanding our product portfolio.
We primarily sell our solutions through our direct sales organization and the related revenues are recognized over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as our customers buy more solutions from us and increase the number of End Users and companies utilizing our solutions and as those retail users and companies increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We have invested, and intend to continue to invest, to grow our business by adding delivery and support resources aligned with our growth, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and expanding our sales and marketing activities.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 10355 Pecan Park Boulevard, Austin, Texas 78729. Our telephone number is (833) 444-3469.
Industry Background
The financial services industry is intensely competitive and undergoing rapid transformation, driven by technological advancements, changing consumer expectations, and the impact of FinTechs and Alt-FIs. This dynamic landscape is reshaping roles, partnerships, and business models within the sector.
The widespread adoption of smartphones, tablets, and other connected devices, coupled with innovative financial technologies, has spurred a surge in the number of diverse financial services providers and expanded digital offerings. This proliferation has fragmented the market while raising consumer expectations. Today, users across retail, SMB, and commercial sectors demand seamless financial experiences across all digital touchpoints. Financial institutions and other providers must adapt by offering comprehensive digital services across channels, improving operational efficiency, and enhancing customer acquisition, engagement, and retention.
Innovations driven by FinTechs have increased End-User demand and expectations for new, more engaging and meaningful digital financial experiences. FinTechs' agility and innovation are pressuring traditional financial institutions to evolve, leading financial institutions to increasingly incorporate FinTech solutions into their offerings and operations. However, FinTechs and other financial services providers face regulatory and technological challenges. They often rely on core banking functions provided by traditional institutions, such as holding insured deposits and transferring money. Banking charters and regulatory compliance require significant expertise and investment, incentivizing partnerships between FinTechs and established institutions. Financial institutions seek to integrate FinTech experiences, while FinTechs and Alt-FIs incorporate banking functionality. This convergence creates new interdependencies, requiring innovative technologies, partnerships, and business models to address the evolving needs and challenges within the financial services industry.
Security is paramount for digital financial services
The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, fraud and theft in digital channels has grown substantially. The methods by which criminals seek to commit fraud are constantly changing, including the increasing use of AI to facilitate attacks, requiring financial services providers and their technology providers to continually modify their security protocols. In addition, safeguarding the funds and information of financial services providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated. Successfully securing the digital financial services of financial institutions, FinTechs and other financial services providers requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.

Digital financial services are highly regulated
Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial services providers' operations and, as a result, the business of their technology providers. Compliance of digital financial solutions with these regulatory requirements depends on several factors, including functionality and design, the classification of the financial services provider and its services, and the way the financial services provider and its End Users use the solutions. To ensure compliance with these laws, technology providers and financial services providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial services providers' and their End Users' information, and to undergo periodic audits and examinations. Maintaining such regulatory compliance becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
Digital financial services are complex and often have limitations
The ubiquity of smartphones, tablets and other connected devices and the continued proliferation of digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End-User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increase the difficulty of providing a consistent, intuitive and personalized End-User experience. Aging or increasingly complex solutions can create the following challenges for financial services providers:
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
The use of multiple point solutions for digital financial services can require End Users to maintain different login credentials across digital channels and manage different systems. Additionally, the disjointed nature of the underlying workflows, data and terminology caused by the implementation of multiple solutions can lead to decreased End-User adoption, retention and satisfaction. End-Users' adoption, retention and satisfaction can also be adversely impacted by the dated End-User interfaces of older legacy systems.
The market for digital financial services is significant
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005. We intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and markets. We have also acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs.

Our financial institution customers span from RCFIs to global enterprise banks, demonstrating that our portfolio of solutions gives us access to the full spectrum of financial institutions. We market our relationship pricing, fraud detection, risk assessment and compliance solutions to all federally-insured financial institutions on a standalone basis, or in combination with our digital banking platform. We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2024, consisted of approximately 9,054 financial institutions with combined assets of $9.1 trillion, representing approximately 34% of the aggregate assets held by the 9,088 total federally-insured financial institutions. RCFIs remain critical to our mission of building strong and diverse communities by strengthening their financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make digital lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.
The FinTech and Alt-FI markets consist of thousands of financial services providers seeking to provide End Users with new and innovative financial services, experiences and solutions. Our Q2 Innovation Studio offerings, which we market to financial institutions and FinTechs, allow our financial institution customers and other partners to integrate financial services to our digital banking platform, allowing financial institutions to quickly and efficiently incorporate the integrated solutions into their offerings and operations. We primarily market Helix to FinTechs and financial institutions wishing to incorporate banking products and services into their offerings. We also market our Symphonix lending platform, previously referred to as Cloud Lending, or CL, and discrete elements of our digital banking platform to FinTechs and Alt-FIs.
Based on our estimates of the number of target financial institutions for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking platform, including retail, SMB and commercial banking, regulatory and compliance, as well as account switching, risk and fraud, portfolio management solutions and Q2 Innovation Studio is approximately $13.0 billion. Based on our estimate of the number of target customers of digital lending and relationship pricing services and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending and relationship pricing solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, relationship pricing and data-driven sales enablement modules, is approximately $4.5 billion. Based on our estimates of the number of target financial institutions and FinTechs for our Helix solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our Helix solutions including open platform solutions and BaaS, is approximately $2.5 billion. In the aggregate, we believe that the worldwide market opportunity for our solutions is approximately $20.0 billion.
Our Solutions
We are a leading provider of digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and End Users. We offer our solutions to financial institutions, FinTechs and Alt-FIs wishing to incorporate banking into their customer engagement and servicing strategies. Our integrated, end-to-end collection of solutions and services are designed to enable End Users and customers to engage with and manage financial experiences anytime, anywhere, and from any device, across all devices. We purpose-build our platforms and solutions to enable success for our customers and partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.

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
•Q2 Innovation Studio: Our application program interface, or API, and software development kit, or SDK, based open technology platform allows our financial institution customers and other partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
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
•Helix: Our cloud-native, real-time core processing platform combines the services and functionality necessary for companies and financial institutions to incorporate unique banking services into their digital offerings. Our BaaS Helix solutions allow FinTech customers to easily and efficiently incorporate highly personalized financial experiences within their digital offerings without having to independently meet the stringent regulatory and technical requirements applicable to financial institutions and their banking services. As a core, Helix allows financial institutions to launch unique and personalized digital banking services.
Key Benefits
Our solutions provide the following key benefits to our customers and their End Users:
•Enhanced and more frequent engagement with End Users: Our solutions provide our customers with a comprehensive view of End-User engagement and activity across devices and channels. The insights made possible by a comprehensive view enable an enhanced, personalized End-User experience, real-time risk and fraud assessment and other analytic features that improve the function and security of our solutions. The breadth of our solutions and quality of the End-User experience they provide enable our customers to increase the frequency and effectiveness of their interactions with End Users. We believe the frequency and ease of these interactions can strengthen the relationships between End Users and our customers and help our customers better serve their End Users through a more comprehensive understanding of their behavior and activities. In particular, we believe that engaging with commercial End Users involves unique challenges, and by enabling commercial relationship managers with actionable data-driven insights into commercial End-User relationships, they can better serve their commercial End Users and increase overall performance.

•Drive End-User loyalty: We believe our customers can drive End-User loyalty by increasing their level and quality of End-User engagement. Our customers can tailor our solutions by offering individually relevant functionality as well as branded, localized End-User experiences. Our digital banking platform provides our financial institution customers with a comprehensive view of operational and End-User activity across channels and devices allowing them to look for opportunities to improve End-User engagement and grow their End-User relationships with targeted offerings based on specific behavior. We believe this further strengthens End-User loyalty by enabling our customers to engage End Users through customized and End User-friendly digital experiences.
•Vast and flexible integrations: Our highly flexible set of integration tools enables the rapid integration of a breadth of third-party applications and data sources with our digital banking platform. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems and services. We currently maintain over 1,000 integrations to a broad variety of financial services technology partners.
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
•SaaS model: We developed our solutions to be cloud-based. Our customers generally subscribe and pay for their use of our solutions over time, and our solutions do not require our customers to install any significant technical infrastructure. We currently host a significant portion of our digital banking platform for our digital banking and Q2 Innovation Studio customers in our third-party data centers but are in the process of migrating the computing, storage and processing of our banking platform solutions from our third-party data centers to third-party public cloud service providers. Our digital lending, relationship pricing and Helix solutions are hosted entirely with industry leading third-party public cloud service providers. Our SaaS model can reduce the total cost of ownership of our customers by providing the development, implementation, integration, maintenance, monitoring and support of our cloud-based solutions on a subscription basis. Our solutions are designed to support the rapid addition of new services as well as the introduction of new devices and digital channels. As a result, our customers can easily scale the use of our solutions with their needs as they add End Users and expand the digital services and solutions they offer.
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
•Security controls: We employ multi-layered controls to help secure our customers' and End Users' information. Each layer addresses specific areas of possible fraud or data vulnerability. Our customers can use transactional-based controls to seek to reduce fraudulent transactions by allowing them to adjust configurations such as transaction values, payment windows or account suspension. Our digital banking platform customers who leverage our behavioral analytics and fraud management products are able to identify and block suspected fraudulent activity in real-time at the application layer, based on machine-learning and behavioral analytics, and notify operations staff and End Users of suspect transactions prior to consummation of a transaction. This approach is designed to mitigate and more effectively manage the security risks in financial services and helps protect our customers' reputations. We also continue to invest in the resiliency and security of our platform and solutions.
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

Our Business Strengths
We are highly committed to our mission of building stronger and more diverse communities by strengthening their financial institutions, and support our mission by focusing on designing, developing and acquiring new, innovative digital banking and other financial services solutions to meet changing End-User expectations. We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users:
•Our purpose-built digital banking platform is a leader in the digital banking market: We built our award-winning digital banking platform to address unique challenges that financial institutions face in providing digital banking services. Our digital banking platform reduces the inefficiencies of traditional point-to-point integration strategies and replaces multiple management consoles with a single unified view of the rules, rights and security involved with operating seamlessly across digital channels. Our digital banking solutions enable our financial institution customers to provide a compelling, unified End-User experience to consumer and commercial End Users using a single login anywhere, anytime and on any device. We believe our deep domain experience as a leading provider of digital banking solutions positions us well to provide new, innovative digital banking and other financial services solutions to address the evolving needs and challenges within the financial services industry.
•We have acquired and developed solutions to better serve our financial institution customers and a broader set of financial services providers including FinTechs and Alt-FIs: Our portfolio includes offerings such as digital lending and relationship pricing, Q2 Innovation Studio, Helix, account switching, risk and fraud, data-driven sales enablement, spending insights and portfolio management solutions. As the financial services landscape has evolved to become more digitized and open, we have strived to ensure our customers can offer a broader range of digital services to their End Users.
•Our open technology platform accelerates innovation and enables a new technology partnership ecosystem: We are leveraging the strength of our digital banking platform and broad customer base to open our platform and create opportunities for mutually beneficial partnerships among financial institutions and other financial services providers. To accomplish this, we have opened our digital banking platform via Q2 Innovation Studio, which makes it easy for financial institutions and other financial services providers to integrate additional functionality into our platform. Financial institutions can deploy their own development resources to supplement or customize their digital offerings and other digital solution providers can integrate their services with the Q2 digital banking platform. Financial institutions can then choose to incorporate these integrated services into their offerings, creating a new technology partnership ecosystem where financial institutions, FinTechs and other digital solution providers can cooperate, generating new revenue opportunities and enhancing End-User engagement.
•Helix serves the rapidly growing market of FinTechs incorporating banking into their digital offerings, and we believe it is well positioned to address the needs of financial institutions looking to drive digital and core transformations: For several years, we have been investing in our Helix offerings, and our Helix platform now supports numerous FinTech companies, serving over 16 million accounts. As consumer expectations evolve and business needs grow, financial institutions are seeking highly flexible and customizable platforms that allow them to build differentiated financial services solutions, looking to grow their business through innovative technical collaborations, and focusing on automation and scalability to minimize operational burden on their business. Our Helix solutions are unique in the BaaS market given their maturity and nature as a cloud-native core in a market of primarily middleware solutions. Helix's single source of truth, direct contracts and tight operational and compliance controls give it a competitive advantage in serving both banks looking to enter BaaS and FinTechs looking to partner with banks to offer financial solutions.
•We have a proven track record of providing digital solutions to financial services providers: We have a track record of successfully delivering technology for financial services providers. We have deep domain expertise in financial services and community banking, which we utilize to develop and deliver our solutions and services to our customers. We have significant experience and the technical infrastructure to deliver solutions that are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' and their End Users' data.

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
•We can grow our customer relationships over time: Throughout the lifecycle of our customer relationships, we employ a structured strategy designed to inform, educate and enhance customer confidence and help our customers identify and implement additional solutions to acquire, engage and retain additional End Users.
•Our revenues are predictable: To date, a substantial majority of our revenues continues to result from sales of our digital banking platform. We generally recognize our revenues over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our long-term agreements and our high customer retention, as well as the growth over time in the number of End Users using our solutions, drive the recurring nature of our revenues and provide us with significant visibility into future revenues.
•Established financial stability: We generated cash flow from operations in recent years and expect to show continued improvement in cash flows from operations in the normal course of business over the long term. We believe our financial maturity is viewed as a strength by potential customers as they make their vendor selections, and we feel that our ability to generate cash flow from operations affords us with opportunities to invest in and pursue our growth strategy.
•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas, which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past 14 years, the Austin American-Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.
Our Growth Strategy
We believe we are well positioned to connect and serve financial institutions, FinTechs and other financial services providers as they transform the ways in which they engage, either independently or in partnership, with End Users and to capitalize on the evolving needs and challenges within the financial services industry. To accomplish this goal, we are pursuing the following growth strategies:
•Further penetrate our large market opportunity: Financial institutions are increasingly adopting cloud-based digital banking solutions. With the ubiquity of mobile and tablet devices and resulting proliferation of mobile digital solutions provided through open developer platforms, End Users are increasingly engaging with financial experiences across a variety of digital channels. Over the past several years, in response to the increasing demand for innovative digital banking and other financial services, we have taken steps to expand our addressable market by acquiring and developing solutions that serve the needs of a broader, global set of financial services providers and their End Users. Through Q2 Innovation Studio, we have opened our digital banking platform, making it easy for financial institutions and other digital solution providers to integrate additional functionality to our platform. We believe that our expanded portfolio of solutions addresses a broader set of customer needs. We intend to further penetrate our large market opportunity and increase our number of financial institutions and other financial services providers using our broad range of digital solutions through acquiring and developing additional solutions, investments in our sales and marketing organization and related activities.

•Grow revenues by expanding our relationships with existing customers: We believe there is significant opportunity to expand our relationships with existing customers as they increase the number of End Users on the platform and by selling them additional solutions. Our broad portfolio of solutions gives us access to decision makers across our customers' organizations. Specifically, we sell distinct solutions targeted for purchase by roles such as head of risk, lending, finance, operations, branding and technology. The breadth of our portfolio of solutions and the duration of our typical initial digital banking platform arrangement provides us with the ability to better understand our customers' businesses, build trust with them and offer them new ways to acquire, engage and retain End Users. In addition, our financial institution customers grow their End User bases organically and through acquisitions of other financial institutions. Our revenues from existing customers continue to grow as they increase the number of End Users on our solutions and as the number of transactions these End Users perform on our solutions increases. Our investments in digital lending and relationship pricing, BaaS, account switching, risk and fraud, open platform solutions, data-driven sales enablement, spending insights and portfolio management, and other innovative solutions will help our customers expand their relationships with us by allowing them to more efficiently sell and market additional services and solutions to their End Users.
•Relentlessly innovate to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we intend to continue to invest in our software development efforts and introduce new solutions that are largely informed by and aligned with the business objectives of our existing and new customers. We have rapidly grown through a combination of broad market acceptance of our solutions and relentless innovation, investment and acquisitions. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. Additionally, our Q2 Innovation Studio leverages our open technology platform to enable a partnership ecosystem, allowing our financial institution customers and other partners to integrate financial services to our digital banking platform and quickly and efficiently incorporate the integrated solutions into their offerings and operations.
•Selectively pursue acquisitions and strategic investments: In addition to continuing to develop our solutions organically, we regularly evaluate strategic opportunities. We anticipate that we will continue to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and new markets.
The Q2 Solutions
We offer a comprehensive suite of over 60 product offerings and maintain more than 1,000 integrations. Our solutions are designed to meet the diverse needs of financial institutions, FinTechs, and Alt-FIs, enabling them to deliver unified and robust financial experiences across digital channels. We design and develop our solutions with a platform approach intended to provide comprehensive integration between our solution offerings and our customers' and partners' internal and third-party systems. This integrated approach allows our customers to deliver a unified and robust financial experience across digital channels.
Our key solution offerings include:
Digital Banking Platform
Our digital banking platform allows financial institutions to offer a comprehensive suite of retail, SMB and commercial digital banking services to their End Users through a single technology platform. Our open platform architecture, deep integration with other systems and the multi-tenant aspects of our infrastructure, enable us to develop digital banking solutions that allow our customers to harness the power of the information within their other systems to gain greater insights and to improve the overall security of their End Users and themselves. To date, a substantial majority of our revenues continue to result from sales of our digital banking platform.
Our digital banking platform provides our customers with the following benefits:
•single-login and multi-layered security across channels and devices;
•comprehensive suite of features and functionality catering to the diverse requirements of retail, SMB, and commercial banking;
•deep integration with internal and third-party systems;
•unified End-User experience with consistent workflows and data;

•rapid configurability and development of new features;
•comprehensive End-User activity tracking and reporting; and
•flexible branding and personalization options.
Additionally, we offer the following products that enhance and complement our digital banking platform:
•risk management suite for transaction monitoring and fraud management;
•advanced security analytics using behavioral analysis and machine learning;
•remote deposit capture and mobile check-processing solutions;
•data-driven marketing tools and user analysis features;
•personal financial management and goal-setting tools;
•card management and direct deposit switching functionality; and
•spending insight solutions for SMBs to streamline expense management and provide financial oversight.
These features enable our customers to deliver a robust and personalized digital banking experience while improving operational efficiency and driving growth.
Risk and Fraud Solutions
Our comprehensive risk and fraud solutions are designed to enhance the security and integrity of digital banking operations. These solutions are integrated into our digital banking platform and can also be offered as standalone products, providing flexibility to meet diverse customer needs. Our risk and fraud solutions help financial institutions proactively identify and mitigate potential fraud risks, enhance regulatory compliance, and improve operational efficiency. Key offerings include:
•real-time security analytics and behavioral analysis;
•event-driven validation for non-transactional fraud management;
•electronic transaction dispute management;
•ACH file monitoring and risk reporting; and
•check and ACH positive pay systems for commercial users.
These solutions leverage advanced technologies such as machine learning and real-time analytics to provide robust protection. By integrating or independently implementing these solutions, our customers can:
•strengthen their overall security posture;
•streamline fraud management processes;
•enhance End User trust and satisfaction; and
•adapt to evolving fraud threats and regulatory requirements.
Our risk and fraud solutions complement our digital banking platform while offering the flexibility to be deployed separately, allowing financial institutions to tailor their security approach to their specific needs and existing infrastructure.
Q2 Innovation Studio
Our Q2 Innovation Studio is a comprehensive technology suite that empowers financial institutions to innovate rapidly and efficiently. It consists of four key components designed to facilitate the design, development and distribution of innovative products, services, and features through our digital banking platform:
•Customer Program: Provide tools for customer feature development and open API integrations;
•Partner Developer Program: Enables collaboration with certified development partners;
•Partner Accelerator: Offers pre-integrated FinTech solutions selected by the financial institution; and
•Q2 Partner Marketplace: Offers pre-integrated FinTech solutions selected by the End Users.

This ecosystem can reduce time-to-market for new offerings, enhance customer engagement, and facilitate collaboration between financial institutions and FinTechs. It enables our clients to customize their digital banking experience, differentiate their brand, and stay competitive in the evolving financial services landscape.
Digital Lending and Relationship Pricing Solutions
Our digital lending and relationship pricing solutions provide comprehensive tools for managing commercial lending deposits and fee-based transactions. These cloud-based, data-driven solutions cater to financial institutions, FinTechs and Alt-FIs, offering advanced capabilities to streamline lending processes and optimize pricing strategies, including:
•advanced loan pricing and negotiation tools;
•treasury pricing and fee-based service structuring;
•portfolio management including analysis, performance, reporting and trend identification;
•AI assistance for relationship managers;
•end-to-end loan origination and servicing;
•support for diverse loan types and asset classes; and
•automation of lending activities.
By leveraging these solutions, our customers can enhance their lending operations, improve decision-making, and deliver more competitive and tailored financial products to their clients.
Helix
Our BaaS solution allows FinTechs and financial institutions to incorporate banking services into their digital offerings. Helix empowers our customers to expand their service offerings, enter new markets, and deliver innovative financial products while maintaining regulatory compliance and operational efficiency. Helix provides:
•a cloud-native, real-time core processing platform;
•integrated issuer processing and identity verification; and
•access to regulated banking services through Q2's financial institution partners.
These comprehensive solutions are designed to help our customers transform their digital operations, differentiate their brands, and enhance user acquisition, engagement, and retention while improving overall efficiency and profitability in the rapidly evolving financial services landscape.
Implementation Services, Professional Services and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation services, professional services, advisory services and customer support, which we believe drive higher customer retention and incremental sales opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers ensuring the rapid deployment and effective utilization of our solutions. We offer customized professional services to assist our customers with their efforts to extend our offerings and differentiate their digital brands. We engage with select established customers for more tailored, premium professional services, or Integrated Services, resulting in a deeper and ongoing level of engagement with them. Under certain circumstances for our Symphonix lending solutions, we also partner with third-party professional system integrators to support our customers in the installation and configuration process. These implementation teams develop and execute a coordinated implementation plan for our customers centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production.
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

Partner Offerings
In addition to our Q2 Innovation Studio offerings, our customers are reliant on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings, and we provide a broad range of tools to help our customers efficiently bring them to market. The flexible nature of our solutions, along with our proprietary, highly flexible set of integration tools, allows our customers, third parties, and Q2 to build rapid integrations with our customers' internal and third-party systems to support End-User activities and customer processes. These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments and imaging. Our ability to integrate with these systems enables our customers to offer a comprehensive set of consumer and commercial functionality to their End Users which we believe increases the value of the Q2 platform to our customers.
Sales and Marketing
Our sales and marketing organization is responsible for growing our customer base and maintaining and expanding relationships with our existing customers. We sell our solutions primarily through our direct sales organization and also through partnerships for select solutions and global regions. Our direct sales organization consists of experienced sales professionals who are organized by geography, account size, type of market and whether a prospect is a new or existing customer. Customers are assigned a dedicated representative to provide ongoing assistance in the execution of the customer's digital strategy to meet the needs of its End Users. Our sales representatives are supported by our lead generation, solutions consulting, digital strategy and sales operations teams.
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
Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers cloud-based digital solutions that transform the ways in which financial institutions, FinTechs and other financial services providers engage with End Users. We allocate significant resources to developing and improving our solutions to meet our customers' evolving needs. We monitor and test our solutions regularly, and we maintain a disciplined release process to enhance our existing solutions and introduce new capabilities without interrupting service delivery. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements. Our platform approach supports rapid development and deployment of new features to address evolving market needs. We also enable customers to address their market-specific needs via our extension and integration frameworks, which is a key aspect of our technology strategy.
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

We currently serve our digital banking platform customers from a distributed cloud which combines multiple third-party public cloud service providers and a private cloud consisting of active-active globally-adopted ANSI/TIA-942 Telecommunications Infrastructure Standard data centers managed by a co-location partner. Our digital lending and relationship pricing, Helix and some of our digital banking platform solutions are hosted by third-party public cloud service providers, and we are currently in the process of migrating the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. All of our hosting environments are under our security posture and compliance stance. We integrate various solutions together so that it is a seamless experience to our End Users, minimizing the impact and relevance of any one component on our combined distributed cloud hosting environment. This configuration provides us with a flexible foundation to support our innovation, allowing us to position services on a piecemeal basis to optimize their performance, scale, cost, resiliency and security.
We utilize prevailing industry configurations to minimize service interruptions and regularly consider and implement improvements to enhance the resiliency of our services, including our improvements to actively distribute services across both third-party data centers. As a result of these improvements, our network infrastructure is designed to be fully redundant within each of our third-party data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections. We have also purchased a private block of IP address space to simplify and expedite our disaster recovery management operations for our digital banking platform customers.
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
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2024, we had nine patent applications pending and 16 patents issued in the U.S. and other countries, with expiration dates ranging from October 2027 to October 2040. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill pay technologies, that are incorporated into some of our solutions.
Our Competition
The market for digital solutions for financial services providers is highly competitive. We believe that the breadth of the comprehensive integrations among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support and the pace at which we bring innovation to market distinguish us from the competition across our cloud-based digital banking, digital lending and relationship pricing, Q2 Innovation Studio and Helix solutions.

We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including Candescent, Alkami Technology, Backbase, Apiture and Lumin Digital in the online, consumer and SMB banking space and Finastra and Bottomline Technologies in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Jack Henry and Associates and Fidelity National Information Services, or FIS. With respect to our digital lending and relationship pricing solutions, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, nCino, Finastra, Brilliance Financial Technology, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, Marqeta and Green Dot in the BaaS and embedded finance markets, and we compete with Finxact, a Fiserv company, Nymbus, Mambu and Thought Machine Group in the cloud-core markets. Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, some of our competitors spend more funds on research and development in terms of absolute dollars.
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
•ability to provide a single digital banking platform for consumer, SMB and commercial End Users;
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
•provided as SaaS with subscription pricing model;
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
People
As of December 31, 2024, we had 2,477 employees, of which 2,476 were full time employees, 1,659 of which were employed in the United States, and 817 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union nor are a party to a collective bargaining agreement.
At Q2, we are as passionate about our people as we are about our mission. For more than 20 years, Q2 has been recognized and defined by our mission-driven culture. Our mission is to build strong and diverse communities by strengthening their financial institutions. Our people are paramount to our success, and we have always operated with a set of principles to help guide us in how we treat one another, run our business and serve our customers, partners and communities. To ensure our continued success, we endeavor to nurture our mission-driven culture by how we grow our teams, define our goals and reward our employees. Our current programs focus on the following key human capital measures and objectives:
Employee Engagement and Culture
Since our founding, our culture has been rooted in our mission. We believe our passion, dedication and commitment towards this mission is a significant differentiator for our customers and employees. At Q2, employees experience a culture that is collaborative, inclusive, kind and fun, and which is firmly grounded in our guiding principles. We weave inclusion into our business functions, strategy and engagement efforts.
Our culture is demonstrated and shared through our employee traditions and daily engagements among our employees and with our customers. We continue to refine our employee engagement programs to meet the continued and changing needs of our Q2 team members, including to accommodate numerous remote and hybrid employees and hybrid working styles. We offer a range of learning and social opportunities, both virtually and remote, with more of our employee engagements returning to Q2 campuses. The role of the campus has evolved to emphasize interaction, which can include formal meetings, informal conversations, brainstorms, social events and other activities that make the most of being together face-to-face.
We fulfill our mission of building stronger, more diverse communities through volunteerism and financial support, partnering with nonprofits that align with our employees' passions. Q2 team members contribute through hands-on and virtual volunteer opportunities, supported by technology to make participation seamless. To encourage community service, we reward employees with donation dollars to support nonprofits of their choice.

In celebration of Q2's 20th birthday, we set an ambitious goal in 2024 for our employees to contribute over 20,000 hours of community service, double the recorded hours from 2023, and they not only met that goal but exceeded it. Employees reported over 23,000 hours of service to 367 organizations and, combined with Q2's efforts, donated more than $1.6 million to nonprofits globally. In 2024, we also granted $150,000 through the Q2 Philanthropy Fund to nonprofits in Texas, Nebraska, North Carolina, the UK, and India. To close the year with gratitude, we gifted every employee $20 to donate to a cause of their choice, resulting in an additional $44,000 invested in nonprofits worldwide.
In 2024, we had the privilege of raising awareness for several impactful community programs addressing diverse needs. This included The Trevor Project, the world's largest suicide prevention and crisis intervention organization for LGBTQIA+ youth, and Girlstart, which empowers girls from historically marginalized communities by introducing them to STEM programs. Our charitable efforts also focus on causes outside of the U.S., including India-based Akshaya Patra Foundation, which strives to address childhood hunger and promote education.
We are committed to our annual company-wide engagement surveys and thoroughly analyze their results, including through the use of third-party analytics, to ensure we hear our employees and understand their input and feedback. Additionally, we conduct pulse surveys throughout the year to supplement our annual engagement surveys, which helps us more promptly enhance employee programs and benefits. In 2024, we hosted employee focus groups to collect qualitative feedback from employees. Our leadership team routinely considers the feedback from our employee engagement surveys, both positive and constructive, and focuses on implementing employee-suggested changes to become an even better place to work.
Q2 has been recognized by the Austin American-Statesman as a Greater Austin Top Workplace for 14 consecutive years and in 2024, Q2 was also recognized as a Top Workplace USA based on survey responses from employees across the country.

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
•adding a new Q2 employee resource group, or ERG, in 2024 - Veterans and Allies;
•promoting a work environment that encourages employees to express their ideas and perspectives, and one which gives employees easy access to leaders, including executives;
•supporting external organizations committed to underserved communities;
•our workspaces and virtual workspace resources that reinforce our mission and guiding principles and promote a collaborative, high-energy work environment that helps facilitate team-based problem solving and cross-departmental learning; and
•our new-hire employee orientations that help new employees learn about our business, culture, mission and values and be positioned for successful performance in their new roles.
To create a culture of teamwork and rewards, we support a range of recognition programs. One of our most utilized programs is a points-based rewards system that allows our employees to highlight successes and give thanks to individuals and teams across the organization. We encourage the engagement of peer-to-peer recognition and showcase our wins, while we utilize Q2's guiding principles as a framework to recognize the behaviors we expect our employees to model. We provide other meaningful opportunities for recognition that emphasize our commitments to each other and our customers, including our Circle of Awesomeness recognition program which recognizes outstanding team members across our organization, including both sales and non-sales team members. Employees are selected based on peer and customer nominations and are awarded with gifts to celebrate their accomplishments.
Through our sponsorship of Q2 Stadium and our partnership with Austin FC, Austin's major league soccer team, we are able to extend Q2's philanthropic footprint through volunteering and fundraising events, and offer meaningful team-building experiences, including:
•$150,000 in grants to support three central Texas nonprofits dedicated to underserved communities;
•$100,000 in an annual entrepreneurial sponsorship, providing funding to a minority-owned startup;
•our 2024 Dodgeball tournament for Breakthrough T1D, held at Q2 Stadium, which raised more than $115,000;
•volunteering over 900 employee hours through Q2 Stadium volunteer opportunities, benefiting regional nonprofits; and
•providing more than 1,000 Austin FC game-day experiences for our employees and a variety of customers and non-profit partners.
We proudly embrace the diversity of our employees, partners, customers, stakeholders and the communities we serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. With a strong history of fostering internal talent and providing growth opportunities for our global workforce, we remain committed to evolving our practices to identify and mitigate bias across our organization. In 2024, we expanded our ERG programs to further support our internal communities. Our ERGs include Black Q2, Gente de Q2, Q2 Pride, Q2 Women and the newly launched Q2 Veterans and Allies. The Veterans and Allies ERG has already received tremendous support and engagement. Each ERG is championed by executive leadership, guided by a well-defined mission and driven by a dedicated team of passionate volunteers. Open to all employees, who are actively encouraged to participate, these groups provide opportunities to engage in meaningful events, educational workshops, and volunteer initiatives. Together, we are cultivating a culture of inclusion, belonging, and growth for everyone at Q2.

The following tables represent the diversity statistics of our workforce. Gender numbers reflect Q2's global workforce, and race and ethnicity data is for U.S. only. Gender and ethnicity are self-identified. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2024 reflected the following:

	Female	Underrepresented Racial/Ethnic Group
Overall	33.5%	29.6%
Director-level roles and above	34.6%	19.7%
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 career and to accelerate their time to productivity, including deep dives into our culture, products and markets, as well as our Code of Business Conduct and Ethics, our values and our 10 Guiding Principles. Once employees are onboarded, we focus on ways to further develop their skills and careers at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses, offered on-demand and in facilitated live learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. In 2024, our team members completed over 144,000 hours of training. We believe leading our employees is one of the greatest acts of trust we can show to our managers, and accordingly all managers go through training to enable them to effectively perform as leaders. In 2024, we relaunched many of our leadership development programs to better address the training and development needs of all Q2 leaders, from those newly promoted to our executive leaders. Our programs aim to develop a strong leadership bench and ensure cross-functional collaboration on strategic business opportunities. Globally, we are invested in higher education through internship programs that target colleges and universities. Our U.S. college intern program hosts students working across nearly all functions at Q2. Working primarily on Q2 campuses, interns benefit from a 10-week summer program that includes on-the-job learning, a targeted curriculum and community service opportunities.
We offer development experiences in a variety of formats, facilitated in both classroom style and asynchronous on-demand opportunities available to all Q2 team members. We offer role-specific training, ongoing professional skills development, inclusion skills, and we collaborate with other learning partners to create a wide portfolio of learning resources. We also have online learning experiences to better target digital training resources for employees at any point in their Q2 career journey, from new hire through career development.
Talent Acquisition
We work diligently to attract great talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with world-class universities, professional associations and industry groups to proactively attract talent. To attract talent, we have a strong employee value proposition that leverages our mission-driven culture, collaborative working environment, competitive pay structures and growth opportunities. We are proud that for fiscal year 2024, over 20% of our requisitions were filled internally, utilizing our strong internal talent pipeline, in addition to building the external talent relationships needed to support our company strategy. We continually strive to develop and maintain a broad-based recruitment pipeline representing a diversity of perspectives and experience, with an emphasis on using objective measurements in our hiring process. In 2024, we onboarded new sourcing and evaluation tools to support greater efficiency of our recruiters and employ greater automation throughout our processes.
Compensation and Benefits
Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward talented mission-aligned employees who must operate in a fast paced, highly-competitive, and technologically-challenging environment, commensurate with their roles and contributions. For our director-level and above employees, as well as all of our sales personnel, we seek to do this by linking annual changes in compensation to overall company performance, and where applicable, each individual's contribution to the results achieved. The emphasis on overall company performance is intended to align such employees' financial interests with the interests of our stockholders, particularly as it relates to our long-term incentive plans. We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits include: defined contribution retirement plans, including employer contributions; employee stock purchase plan; medical insurance, prescription drug benefits, dental insurance, vision insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts with employer contributions, flexible spending accounts, legal insurance and pet insurance.

Employee Well-Being
We are committed to the health, safety and well-being of our employees. In addition to traditional employee benefits, we offer a number of innovative benefits to support the physical, mental and financial health of our employees. These include, among many other things: virtual wellness clinics and classes; global fertility benefits; our Q2 Compassion Fund, which is designed to help team members facing financial hardship immediately after natural disasters or unforeseen personal hardships; online tools that assist employees with their physical and mental health; and special events with outside vendors and participants focusing on employee well-being. We also provide global access to an Employee Assistance Program (EAP) connecting our employees and anyone living in their household with access to a variety of resources, including mental health and counseling, work life balance and online legal services.
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

We are subject to periodic examination by regulators under the authority of the FFIEC under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, information technology audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The FFIEC has broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions' customers may request the open section of the report of examination through their lead examination agency.
The Dodd-Frank Act granted the Consumer Financial Protection Bureau, or CFPB, authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a financial institution offering consumer financial products and services. In October 2024, the CFPB issued a rule pursuant to section 1033 of the Dodd-Frank Act that requires banks and other financial institutions to share data securely with consumers and authorized third parties upon consumer request by giving them control over their personal financial data while promoting transparency, data portability, and competition in the financial sector. Institutions must comply by set dates based on their size starting in 2026.

The compliance of our solutions with these requirements depends on a variety of factors, including the functionality and design of our solutions, the classification of our customers, and the way our customers and their End Users utilize our solutions. To comply with our obligations under these laws, we are required to implement operating policies, programs and procedures to protect the privacy and security of our customers' and their End Users' information and to undergo periodic audits and examinations. Any actual or perceived failure to comply with these laws and requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, monetary penalties, and constraints on our ability to continue to operate. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures from us. Refer to "Item 1A. Risk Factors" for further information.
Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access and transmit certain types of data, which subjects us and our customers to certain privacy and information security laws in the United States and internationally, including, for example, GLBA, CCPA, CPRA and GDPR, and other federal, state, and other international data privacy, security, and protection laws and regulations designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial services providers have in place policies regarding information privacy and security. In addition, under certain of these laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain of these laws may, in some circumstances, require us to notify affected clients of security and privacy breaches of computer databases that contain their End Users' personal information. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality and information security standards and procedures in place for our business activities and our third-party vendors and service providers. Privacy and information security laws and regulations evolve regularly, requiring us to adjust our compliance program on an ongoing basis.
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

Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by a variety of risks and uncertainties, including those described below, as well as other risks not currently known to us or that are currently considered immaterial. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our principal risks include risks associated with:
•security and privacy threats and breaches involving our solutions;
•the current economic environment and challenges in the financial services industry, including impacts on our customers' decisions to purchase our products and services and the related demand for our solutions relative to our expectations;
•focusing on the financial services industry, and particular customer segments therein, and any geographies where we have general customer concentration and the potential for any economic downturn or consolidation in such industry, segments or geographies to adversely affect our business;
•the integration of our solutions with and reliance by our solutions on third-party systems or services;
•defects or errors in our solutions, including failures associated with transaction processing or interest, principal or balance calculations;
•defects, failures or interruptions in third-party services or solutions, including third-party data centers and third-party public cloud service providers;
•our ability to plan for and manage our growth and scale with our new and existing customers effectively;
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
•intense competition in the markets we serve and challenges we face as we enter new markets or new areas of existing markets;
•the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers;
•customer training and customer support;
•evolving technological requirements, enhancements and additions to our solution offerings, including AI;
•our sales and marketing capabilities, including partner relationships;
•our dependency on our management team and other key employees and the increased costs associated with recruiting and retaining talent;
•our international operations;
•mergers, acquisitions, divestitures or strategic investments;
•our revenue recognition method and the relative impacts of changes in subscription rates;
•quarterly fluctuations in our operating results relative to our expectations and guidance and the reliability and accuracy of our forecasts and the market data we use;
•our history of net operating losses and potential limitations on our ability to utilize our net operating loss carryforwards;

•our profit margins and the unpredictability of End-User adoption and usage, and customer implementation and support requirements;
•changes in financial accounting standards or practices;
•our ability to maintain proper and effective internal controls and produce accurate and timely financial statements;
•regulations applicable to us, our customers and our solutions, including evolving regulation of AI, machine learning and the receipt, collection, storage, processing and transfer of data, and the impacts of any violation of these regulations;
•litigation or threats of litigation;
•our ability to protect our intellectual property;
•the use of "open-source" software in our solutions;
•environmental, social and governance, or ESG, disclosures and evolving ESG disclosure requirements;
•the expenses and administrative burdens as a public company;
•the dilutive effects of future sales, or anticipation of future sales, of our common stock and the resulting impact on the price of our common stock;
•unfavorable or misleading research by industry analysts;
•our stock price volatility and historical policy of no dividends;
•anti-takeover provisions in our charter documents and Delaware law;
•our convertible debt obligations and related capped call transactions and the related accounting treatment and our ability to secure sufficient additional financing when desired or needed on favorable terms; and
•our ability to obtain additional financing and potential dilution to our stockholders resulting from raising capital or using equity for acquisitions.

Risks Related to our Operations, Industry and the Markets We Serve
Our business faces significant risks from diverse and increasingly frequent security threats. If our security measures or the security measures of our customers or third-party providers on whom we rely are compromised, unauthorized access to our systems or customer data is otherwise obtained or financial transaction fraud involving our solutions goes undetected, our systems and solutions may not be secure or may be perceived as not being secure or adequate, and customers may curtail or cease their use of our solutions, our reputation may be harmed, and we or our customers may incur significant liabilities, litigation, regulatory enforcement, fines or other consequences.
We maintain various types of confidential information, including our own information and that of our customers and their End Users. For example, certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also regularly have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. Our solutions and the solutions of our third-party partners are used to process various types of transactions, including debit card, credit card, electronic bill payment, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy confidential information, including PII, our solutions and our information technology systems. However, we are vulnerable to attack and cannot entirely eliminate the risk of improper or unauthorized access to our solutions or information technology systems or disclosure of confidential information or other security and privacy events that impact the integrity, availability or privacy of confidential information, including PII, or our systems, solutions and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, including an increasing number of integrations to third party solutions and increasing reliance on third-party public cloud service providers, there is a risk that configurations of, or defects in, the solutions or errors in their development or implementation could create vulnerabilities to fraud, security and privacy breaches. There have been and will continue to be unlawful attempts to disrupt or gain access to our solutions, information technology systems or the PII or funds of our customers or their End Users, and any successful attempts could disrupt our or our customers' operations and result in financial losses to us and our customers. In addition, because we increasingly leverage third-party providers, including cloud, software, data center and other critical technology vendors to develop and deliver our solutions to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers, and we may not be able to identify vulnerabilities in such third-party practices and policies. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies, procedures or overall business operations or a breach of a third-party provider's software or systems could result in financial loss and the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
Our security measures and the security measures of our customers or third-party providers on whom we rely may not be sufficient to prevent our solutions or systems from being compromised as a result of third-party action, the error or intentional misconduct of employees, customers or their End Users, malfeasance or stolen or fraudulently obtained login credentials. Security incidents can result in unauthorized access to, loss of or unauthorized disclosure of confidential information, litigation, regulatory investigations and enforcement, fines, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, harm our business and result in increased volatility in our stock price. Our business and operations, as well as those of our customers and third-party providers, are continuously exposed to a broad range of internal and external threats such as cyber-attacks, ransomware attacks, account take-over attacks, hijacking, organized cybercrime, financial transaction fraud, fraudulent representations, malicious code (such as viruses and worms), supply chain attacks, phishing, employee errors or omissions, employee theft or misuse, denial-of-service attacks and other malicious Internet-based activity. These internal and external threats continue to increase and evolve and financial services providers, their End Users, and technology providers are often targets of such threats or attacks. In addition to traditional computer "hackers," sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, including increased threats and speed of exploitation enabled by the use of AI, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solutions, or use them to facilitate financial transaction fraud.

In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities, whether physical or systematic, could cause interruptions or malfunctions in our operations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security measures or gain unauthorized access to our systems or solutions. In addition, there may be a heightened risk of state-sponsored cyberattacks or cyber fraud during periods of geopolitical uncertainty, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events, such as phishing attacks, and other security challenges as a result of some of our employees and employees of our service providers working remotely from non-corporate managed networks. Increased risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our solutions, systems and infrastructure or the products, systems and infrastructure of our customers or third parties upon which we rely and the resultant costs and liabilities may cause failure or inability to meet our customers' expectations with respect to security and confidentiality and could harm our business, and seriously damage our reputation and affect our ability to retain customers and attract new business. Our systems and operations are also subject to inherent internal threats from employees or contractors such as unauthorized information access or disclosure and asset misappropriation, including as a result of inadequate access management. While we endeavor to counter these threats through processes designed to identify and monitor potentially risky behaviors, including data loss prevention and access rights management protocols, no risk mitigation strategy can entirely eliminate the risks posed by internal threats.
Although we monitor our solutions and information technology systems to detect and block threats, as cyber threats have evolved and continue to evolve, vulnerabilities in our solutions and information technology systems have been and may in the future be exploited. We expect to expend additional resources to continue to modify or enhance our layers of defense to remediate such vulnerabilities. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers' and our third-party providers' software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Our and our customers' and third-party providers' ability and willingness to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Customer utilization of older versions of our solutions can increase the risk and complexity of security vulnerabilities and the resources and time required to address them.
Federal, state and other regulations may require us to notify customers and their End Users of data security incidents involving certain types of personal data. Security and privacy compromises experienced by our competitors, by our customers, by our third-party providers or by us may lead to public disclosures and widespread negative publicity. Any security and privacy compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory investigations or fines or other action or liability, which could materially and adversely affect our business and operating results.
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

Unfavorable conditions or uncertainty in the financial services industry, geopolitical landscape or the global economy could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry, the geopolitical landscape or the global economy on us or our customers and their End Users. Continued widespread geopolitical and global economic conditions such as inflationary pressures, high and shifting interest rates, inflation rates, recession fears or economic slowdown in the United States or internationally, geopolitical uncertainty including conflicts in and around Ukraine, the Middle East and other parts of the world, regulatory changes, or political or regulatory uncertainty or discord, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions in the financial services industry could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, put pressure on corporate information technology expenditures, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Persistent elevated interest rates or any fluctuations in interest rates may impact account holder demand for loans and the creditworthiness of existing borrowers, resulting in operational challenges for financial institutions, including higher credit losses and difficulty in assessing risk in their existing loan portfolios and in making new lending decisions. Economic uncertainties, whether relating to general economic and geopolitical conditions, a changing or uncertain regulatory environment or challenges in the financial services industry, including specifically related to discretionary spending, have the ability to limit the growth of our business and negatively affect our operating results. Uncertain economic and geopolitical conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and third-party public cloud service providers. The duration and severity of these unfavorable or uncertain conditions and their long-term effects on us and our customers remain uncertain and difficult to predict, and we may be unable to continue to grow or to grow at a similar rate in the event of future and sustained economic slowdowns.
We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from elevated and fluctuating interest rates, inflationary pressures, instability in the banking and financial services sectors and slowdowns in the economy, financial markets and credit markets have had and could continue to have an impact on account holders or End Users of our solutions, our customers' prospects and our business sales cycles, and our customers' or prospective customers' spending decisions. Downturns in the financial services industry and unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, have and may continue to cause our customers or prospective customers to delay or reduce their spending on solutions such as ours or seek to terminate or renegotiate their contracts with us, including in either case as a result of insolvency or bankruptcy. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have been and may continue to be impacted by challenges in the economic environment and financial services industry. Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulatory scrutiny. In recent years, many financial institutions have merged or been acquired, and periodically during downturns a limited number of financial institutions have failed, creating market disruption and uncertainty within the financial services industry, in particular among RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. Additionally, regulatory changes aimed at stabilizing the financial system could impose new burdens, further straining the profitability of these institutions and potentially leading to a contraction in economic activities. Market conditions, including deteriorating performance of certain loan portfolios, including commercial real estate loan portfolios, capital constraints, and fluctuating levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators, as well as increasingly cautious investors, have increased scrutiny of commercial real estate lending. This heightened attention may compel financial institutions with substantial commercial real estate loan portfolios to adopt more stringent underwriting standards, enhance internal controls, bolster risk management policies, conduct more rigorous portfolio stress testing, and maintain higher reserve levels. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur, and longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies or stablecoin, which may reduce the number of End Users, or log-ins or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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
•experiences staffing shortages or other operational challenges, including as a result of challenging economic conditions, which interferes with their ability to implement or adequately support an integration with our solutions;
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
Our solutions are inherently complex and from time-to-time have had and may in the future contain defects or errors, particularly when first introduced or as new functionality is released. The volume and dollar amount of payment transactions and interest, principal or balance amounts that we, our customers and our third-party partners process and calculate is significant and continues to grow. Transactions facilitated by us, our customers and our third-party partners include debit card, credit card, electronic bill payment transactions, ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. These transactions often involve significant End-User payments, the timely processing of which is crucial for the End Users. Certain of our solutions also calculate dollar amounts, including interest, principal, remaining balance and payment amounts on loans, and in certain circumstances our solutions serve as the system of record on which our customers rely to instruct and inform End Users of amounts they must pay and their associated remaining balances. Additionally, certain of these solutions are designed to be configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solution. From time-to-time we discover, and may in the future discover, defects or errors in our solutions or the solutions of our third-party partners, as well as unanticipated processing errors resulting from customer use or behavior. In addition, due to changes in regulatory requirements relating to our customers or to technology providers to financial services providers like us, we may discover deficiencies in our or our third-party partners' software processes related to those requirements. Material performance problems or defects in our solutions might arise in the future.
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
We depend on third-party data centers, third-party public cloud service providers and third-party Internet service providers, and any disruption in the operation of these facilities, services or access to the Internet have in the past and could in the future adversely affect our business.
We currently host a significant portion of our digital banking platform solutions from two third-party data center hosting facilities located in Austin, Texas and Carrollton, Texas, which are both operated by the same third-party provider, and our digital lending and relationship pricing solutions, Helix solutions and an increasing portion of our digital banking platform solutions are hosted by third-party public cloud service providers, including Amazon Web Services and Microsoft Azure. As we continue to move more computing, storage, and processing services out of our third-party data centers and facilities and into third-party public cloud hosting environments, our reliance on these providers and their systems will increase. The owners and operators of these current and future facilities and third-party public cloud service providers do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We have experienced, and may in the future experience, website disruptions, outages and other performance problems with these third-party data centers and third-party public cloud service providers. These problems may be caused by a variety of factors, including infrastructure changes, hardware failures, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these third-party data center facilities and third-party public cloud service providers, and such facilities and services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, cause reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support, and we may be required to pay refunds to our customers based on service level agreement (SLA) provisions in their contracts.

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
Since our inception, our business has experienced high growth, which has resulted in large increases in our number of employees, expansion of the types of solutions we sell and the customers we sell them to, significant increases in the number of End Users accessing and using our solutions, expansion to international locations and international customers, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. We intend to further expand our overall business, customer base, and number of employees. The growth in our business, our management of a growing international workforce and customer base and the stress of such growth on our internal controls and systems generally requires substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management's resources and operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business, and our failure to timely and effectively implement these improvements could have an adverse effect on our operations and financial results. In addition, selling our solutions to larger customers and the increased breadth of our solution offerings and the types of customers we serve may result in greater uncertainty and variability in our business and sales results. We also will have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and maintain high levels of customer service and satisfaction, particularly as we sell to larger customers that have heightened levels of complexity in their hardware, software and network infrastructure needs and as we sell a broader range of solutions to a broader and larger set of customers. Our success will depend on our ability to plan for and manage this growth effectively and to address challenges to our growth model resulting from rapid changes in economic conditions. If we fail to anticipate and manage our growth or are unable to provide high levels of system performance and customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
Events affecting our customers' businesses have and may continue to occur during the sales cycle that could impact the size or timing of a purchase, contributing to more unpredictability in our business and operating results. Such events have and may continue to cause our customers or partners to delay, reduce, or even cancel planned digital financial services spending and impact our business and operations. We may experience challenges associated with accurately predicting the impacts of any economic downturn, or challenges in the financial services industry, on our customers and their End Users. In particular, the impacts of any downturn on Alt-FIs and FinTechs and our arrangements with them are difficult to accurately predict, as Alt-FIs and FinTechs may have particular vulnerabilities to an economic downturn, and our arrangements with FinTechs represent a more variable revenue model for us which may be more vulnerable to an economic downturn than our arrangements with financial institutions where the majority of recurring revenue is associated with contractual commitments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected, and as a result of our sales cycle, subscription model and our revenue recognition policies, the effects of such reductions or delays on our results of operations may not be fully reflected for some time.

If the market for our solutions develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our operating results would be harmed.
The market for financial services has been dramatically changing, and we do not know whether financial institutions and other financial services providers will adopt or continue to adopt our existing and new solutions or whether the market will change in ways that we do not anticipate. Many financial services providers have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant or unwilling to convert from their existing systems to our solutions. For financial services providers, switching from one provider of solutions (or from an internally developed legacy system) to a new provider is a significant endeavor. Many potential customers believe switching providers involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). Furthermore, some financial institutions may be reluctant or unwilling to use a cloud-based solution over concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based solutions such as ours or to adopt alternative solutions, either of which could harm our operating results. We attempt to overcome these concerns through value enhancing strategies such as a flexible integration process, continued investment in the enhanced functionality and features of our solutions, and investing in new innovative solutions. If financial services providers are unwilling to transition from their current systems, the demand for our solutions and related services could decline and adversely affect our business, operating results and financial condition.
Our future success also depends on our ability to sell new solutions and enhanced solutions to our current and new customers. As we create new solutions and enhance our existing solutions to support new customer types and technologies, these solutions and related services may not be attractive to customers. If the market for our solutions does not continue to evolve in the manner in which we believe it will or if our newer solutions are not adopted by our current and prospective customers, our future business prospects may be negatively impacted. In addition, promoting and selling new and enhanced solutions may require increasingly costly sales and marketing efforts, and if customers choose not to adopt these solutions, our business could suffer.
If we are unable to attract new customers, continue to broaden our existing customers' use of our solutions or renew existing relationships with customers or partners, our business, financial condition and results of operations could be materially and adversely affected.
To increase our revenues, we will need to continue to attract new customers and encourage current customers to expand the utilization of our solutions or agree to price increases associated with existing solutions. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, customers failing to meet their End User growth projections, decreases in the number of customers, decreases in usage of our solutions by End Users, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other competitors and general economic conditions. We cannot give assurance that our current customers will renew or expand their use of our solutions. If we are unable to attract new customers or retain or attract new business from current customers or partners, our business, financial condition and results of operations may be materially and adversely affected.
We may encounter implementation challenges, particularly as the number, size, type and complexity of customers that we serve increases and changes, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
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
Our business depends on our ability to satisfy our customers and meet their business needs. Our customers use a variety of network infrastructure, hardware and software, which typically increases in complexity the larger the customer is, and our solutions must support the specific configuration of our customers' existing systems, including in many cases the solutions of third-party providers. If our solutions do not currently support a customer's required data format or appropriately integrate with a customer's applications and infrastructure, then we must configure our solutions to do so, which could negatively affect the performance of our systems and increase our expenses and the time it takes to implement our solutions. Any failure of or delays in our systems or resources could cause service interruptions or impaired system performance. Some of our customer agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our customers the ability to terminate the agreements in the event of significant amounts of downtime, or if we experience other defects with our solutions. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing customers, cause us to lose customers, and lower renewal rates for existing customers, each of which could adversely affect our revenue and reputation. In addition, negative publicity resulting from issues related to our customer relationships or partners, regardless of accuracy, may damage our business by adversely affecting our ability to attract new customers and maintain and expand our relationships with existing customers.
If the use of our solutions increases, or if our customers demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure and related resources at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease third-party data center capacity and equipment, subscribe to new or additional third-party cloud service services, upgrade our technology and infrastructure or introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our solutions and related infrastructure and resources, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure and related resources. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. Also, any expansion of our infrastructure and related resources would likely require that we appropriately scale our internal business systems and services organization, including implementation and customer support services, to serve our growing customer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose customers, and our operating results may be negatively impacted.
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
Our corporate reputation is susceptible to damage by actions or statements made by adversaries in legal proceedings, current or former employees or customers, competitors and vendors, partners, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing customers reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our employee recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us and materially and adversely affect our business, financial condition and results of operations.

The markets in which we participate are competitive, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and operating results.
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including Candescent, Alkami Technology, Backbase, Apiture and Lumin Digital in the online, consumer and SMB banking space and Finastra and Bottomline Technologies in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Jack Henry and Associates and Fidelity National Information Services, or FIS. With respect to our digital lending and relationship pricing solutions, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, nCino, Finastra, Brilliance Financial Technology, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, Marqeta and Green Dot in the BaaS and embedded finance markets, and we compete with Finxact, a Fiserv company, Nymbus, Mambu and Thought Machine Group in the cloud-core markets. Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, some of our competitors expend more funds on research and development, which may allow them to introduce new and improved technologies and services more frequently than us.
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
If we are unable to compete in this environment, sales and renewals of our solutions could decline and adversely affect our business, operating results and financial condition. With the introduction of new technologies and potential new entrants into the markets for our solutions, competition could intensify in the future, which could harm our ability to increase sales and achieve profitability. In addition, we may face increased competition in our existing markets or as we enter new markets or sections of a market with larger or different customers and new solutions. Our industry has also experienced recent consolidations which we believe may continue. Any further consolidation our industry experiences could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.
We are in the process of migrating a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers and any challenges or difficulties with such migration could adversely affect our and our customers' business.
We are currently in the process of migrating the hosting of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. In certain cases, operating our solutions with third-party public cloud service providers requires changes to our solutions to allow for optimal operation of the solution when hosted by the third-party public cloud service provider, and such changes can vary significantly from customer to customer depending up on the particular design and combination of services they use and offer, including integrations to third-party services over which we have little or no control. Migrating customers also requires planned downtime and a transfer of their environment to the public cloud. While we have planned this migration extensively and are conducting it carefully and methodically, we or our customers could experience unforeseen challenges or difficulties with the migration, including outages, service delays, defects or errors. Additionally, such migration may not achieve the anticipated cost savings or technical advantages.

We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our Symphonix lending platform customers encounter problems with it, we may be required to replace Force.com with another platform, which could be difficult and costly.
Our Symphonix lending platform runs on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges us or our customers. Salesforce.com may discontinue or modify Force.com or increase its fees or modify its pricing structures for our customers' environments. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from our Symphonix lending platform until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our customers and we may be subject to breach of contract or other claims from our customers.
In addition, we do not control the performance of Force.com. If Force.com experiences an outage, our Symphonix lending platform will not function properly, and our customers may be dissatisfied. If salesforce.com has performance or other problems with its Force.com platform or its operations generally, they will reflect poorly on us and the adoption and renewal of certain of our Symphonix lending platform and our business may be harmed.
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
We currently incorporate AI capabilities into certain of our solutions, and we are making investments and anticipate further utilization of AI in our solutions in the future. As with many emerging technologies, AI presents risks, challenges, and unintended consequences related to its development, adoption and use that could adversely affect our business. AI algorithms and training methodologies may create accuracy issues, unintended biases and other unexpected outcomes. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the accuracy and acceptance of AI-based solutions or cause harm to individuals or customers, creating perceived or actual technical, legal, compliance, privacy, security and ethical risks, which could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. These incidents could include explainability risk whereby our potential inability to interpret, articulate, or justify the decision-making processes of AI models, compounded by challenges in achieving replicability of outcomes due to the adaptive nature of AI learning, where identical inputs may not always yield repeatable or consistent outputs, may lead to concerns about trust, regulatory compliance and accountability. If we enable or offer AI-based solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or which contain errors or bias or infringe upon the rights of third parties, we may experience competitive, brand or reputational harm or legal or regulatory action. Further, incorporating AI into our solutions may increase our risk of litigation and risk of non-compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. The legal and regulatory landscape for AI is emerging and evolving rapidly, and what they ultimately will become remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business or entirely limit our ability to incorporate certain AI capabilities into our solutions.

We also currently utilize AI for certain internal functions and in operating our business and we anticipate expanding our use of AI for these purposes, which presents risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, where security incidents may become more complicated to discover due to the nature of AI. Additionally, we may experience challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support and internal controls related to their use. Use of AI for business operations also involves the risk of infringing third-party intellectual property rights. Further, dependence on AI may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results. Our competitors or other third-parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to maintain and potentially expand our sales and marketing organizations and their abilities to obtain new customers and sell additional solutions and services to new and existing customers. We believe there is significant competition for direct sales professionals with the skills and knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth may depend on our success in recruiting, training and retaining a sufficient number of direct sales professionals, as well as our ability to deploy our existing sales and marketing resources efficiently. New hires may require significant training and time before they become fully productive and may not become as productive as quickly as we anticipate. As a result, the cost of hiring and carrying new representatives cannot be offset by the bookings and revenues they produce for a significant period of time. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding increase in revenues. Additionally, if we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed and our sales opportunities limited.

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
We rely on our management team and other key employees to grow our business, and the loss of one or more key employees or an inability to hire, integrate, train and retain qualified personnel could harm our business.
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
If we fail to attract, hire and integrate qualified new employees, motivate and retain existing personnel, or maintain a highly skilled and diverse global workforce, our business and future growth prospects could be harmed. Competition for executive officers, software developers, domain experts in financial services and other highly skilled personnel in our industry is intense. In particular, we compete with many other companies for executive officers, software developers with high levels of experience in designing, developing and managing software, as well as skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. We have from time-to-time experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Qualified individuals are usually in high demand, and we may incur incremental costs to attract and retain them. We continue to hire personnel in countries where technical knowledge and other expertise are offered at lower costs than in the U.S., which increases the efficiency of our global workforce structure and reduces our personnel related expenditures. Nonetheless, as globalization continues, competition for employees in these countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses. We intend to continue to expand our international operations, which will require significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase sufficiently to offset these expected increases in costs, causing our results to suffer.
Because our long-term success depends in part on our ability to operate our business internationally, our business is susceptible to risks associated with international operations.
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

We may acquire or invest in companies, pursue business partnerships or divest products or assets, which may divert our management's attention and present additional risks, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments, all of which could have a material adverse effect on our business and results of operations.
We have completed, and may in the future evaluate and consider, potential strategic transactions, including acquisitions or divestitures of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our solutions, which could involve preferred or exclusive licenses and additional channels of distribution. Negotiating any acquisition, investment or alliance, or any divestiture opportunity, can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. We may not be able to find and identify desirable additional acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target or identified purchaser for divestiture opportunities. Consequently, these transactions, even if undertaken and announced, may not close.
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
•difficulties and additional expenses associated with supporting and modernizing legacy solutions, security architecture and hosting infrastructure of the acquired business;
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
We generally recognize revenues monthly over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. As a result, the substantial majority of the revenues we report in each quarter are related to agreements entered into during previous quarters. Consequently, a change in the level of new customer agreements or implementations in any quarter may have a small impact on our revenues in that quarter but will primarily affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, or changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model and the proportion of our subscription revenues to our total revenues also make it difficult for us to rapidly increase our revenues through additional sales in any period.
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
Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet our internal operating plan. Additionally, the price of our common stock might be based on expectations of investors or securities analysts of future performance that are inconsistent with our actual growth opportunities or that we might fail to meet and, if our revenues or operating results fall below expectations, the price of our common stock could decline substantially.
We have a history of losses and may incur additional losses in the future.
We have incurred losses from operations in each period since our inception in 2005, except for 2010 when we recognized a gain on the sale of a subsidiary. We incurred net losses of $38.5 million, $65.4 million and $109.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $664.2 million. These losses and accumulated deficit reflect the substantial investments we have made to develop, sell and market our solutions, acquire customers and hire and retain qualified employees. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to achieve or sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging economic conditions, challenges in the financial services industry and any anticipated or resulting economic slowdown. We may continue to incur losses in the future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will achieve or sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses, thus making it challenging to achieve and maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. Accordingly, we cannot give assurance that we will achieve profitability in the future, nor that, if we do become profitable, we will be able to sustain profitability. If we are unable to achieve and sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.

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
The market data and forward-looking trends included in this report and other filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot give assurance that our business will grow at similar rates, or at all.
The market data and forecasts included in this report and our other filings with the SEC, including the data and forecasts published by BauerFinancial, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market size, growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted size or growth proves accurate, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully execute on our business strategy, which itself is subject to many risks and uncertainties. Data and forecasts we use reflect information as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, investors and potential investors are urged not to put undue reliance on such forecasts and market data.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our operating results and cash flows.
As of December 31, 2024, we had approximately $438.4 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows if we attain profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past taxes could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $1.0 million as of December 31, 2024. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
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
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant impact on our reported financial results for periods prior and subsequent to such change. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenues from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.
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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to, implementing and using our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review our third-party suppliers and partners. The stringency of our third-party review is based on criticality criteria. The examination handbook and other guidance issued by the Federal Financial Institutions Examination Council, or FFIEC, govern the examination of our operations and include a review of our systems and data center and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions or our bank partners, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In October 2024, the CFPB issued a rule pursuant to section 1033 of the Dodd-Frank Act that requires banks and other financial institutions to share data securely with consumers and authorized third parties upon consumer request by giving them control over their personal financial data while promoting transparency, data portability, and competition in the financial sector. Institutions must comply by set dates based on their size starting in 2026. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth due diligence. Certain of our solutions are designed to be highly configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solutions. To the extent we do not adequately train our customers to properly use such highly configurable solutions and advise them of the associated risks, or to the extent our customers do not follow our training, our customers may use them incorrectly or in a manner that violates the law or causes harm to our customers or their End Users. Regulatory scrutiny of BaaS solutions has recently increased and may require us to devote significant resources to enhancing relevant policies, procedures and operations related to our Helix solutions, and the failure to satisfy such increased scrutiny may cause regulators to take action against us. Furthermore, regulatory scrutiny of BaaS solutions extends directly to middleware providers, which, in certain circumstances, may result in our customers bearing accountability for our compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. In July 2024, the FDIC released a notice of proposed rulemaking (the "NPR") to revise regulations related to brokered deposits, revising the "deposit broker" definition and proposing to eliminate the "exclusive deposit placement arrangement exception," among other changes. Elimination of the "exclusive deposit placement arrangement exception" as proposed in the NPR would require our customers to reevaluate their current classification of certain BaaS deposits and could require our customers to reclassify those as brokered deposits and may also require our customers to reclassify certain BaaS deposits as brokered deposits. As FinTechs and financial institutions face increased regulatory scrutiny, their scrutiny of our services will likely increase and our inability to satisfactorily respond to partner demands could result in those partners moving to different solutions. If we have to make changes to our internal processes and solutions as a result of these regulatory changes, we could be required to invest substantial time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

This evolving, complex and often unpredictable regulatory environment could result in our failure to provide regulatory-compliant solutions, which could result in customers' not purchasing our solutions or terminating their agreements with us or the imposition of fines or other liabilities for which we may be responsible. Any failure of our solutions to withstand regulatory scrutiny could reflect badly on our relationship with our regulators and on our overall reputation. In addition, federal, state or foreign agencies may attempt to further regulate our activities in the future. For example, Congress could enact legislation to regulate providers of electronic commerce services as consumer financial services providers or under another regulatory framework. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.

Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Data privacy, information security, and data protection are significant issues in the U.S. and globally. The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other PII, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and the way we conduct our business. In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. If there is a breach of our systems and we know or suspect that unencrypted personal customer or End-User information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media, credit reporting agencies, applicable banking agencies and any customers whose information was stolen, which could harm our reputation and business. Additionally, a breach of our systems could trigger an SEC-mandated cybersecurity disclosure that requires us to disclose material cybersecurity incidents. Such a disclosure could harm our reputation and business. Other states and countries have enacted different requirements for protecting personal information collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to, the European Union's GDPR, which came into force in May 2018, the European Union's Digital Operational Resilience Act, or DORA, which was formally adopted November 2022 and the California Consumer Privacy Act, which came into force in January 2020, each of which creates a range of new compliance obligations, which could require us to change our business practices, and significantly increases financial penalties for noncompliance.
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
In addition to government activity, privacy advocacy groups and other industry groups are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the collecting, storing and processing of personal information were to be curtailed, our solutions would be less effective, which may reduce demand for our solutions and adversely affect our business.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes, employment claims made by our current or former employees, whistleblower claims or commercial or intellectual property claims by our suppliers or service providers. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, our overall financial condition and our operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition, leading analysts and investors to reduce their confidence and expectations which may reduce the trading price of our stock.

Lawsuits by third parties against us or our customers for alleged infringement of the third parties' proprietary rights or for other intellectual property related claims could result in significant expenses and harm our operating results and financial condition.
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights as well as a high number of allegations and disputes related to these rights. Our competitors and the competitors of our customers, as well as a number of other entities and individuals (both operating and non-operating), own or claim to own intellectual property relating to our industry. As a result, we periodically are subject to allegations and involved in disputes, either directly or on behalf of our customers, that our solutions and the underlying technology infringe the patent and other intellectual property rights of third parties. The frequency of these types of claims also may increase as we continue to add new customers. The defense against these allegations and disputes and, if unsuccessful, their resolution could result in our having to pay damages and negatively impact our ability to continue to sell and provide all or a portion of our solutions or certain third-party solutions, any of which could materially harm our reputation, business results and financial condition. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. Successful outcomes in these disputes depend upon our ability to demonstrate that our solutions do not infringe upon the intellectual property rights of others. We have a very limited patent portfolio, which will likely prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have significantly larger or more relevant patent portfolios than we have.
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
In certain instances, we license technologies from third parties for use directly or indirectly in our solutions or for resale with our solutions. Our contracts with these third parties may include provisions that require the third party to indemnify us in the event of any claim or dispute that the third party's technologies infringe upon the patent or other intellectual property rights of others. If we are unable for any reason to seek indemnity or otherwise collect from those third parties for our direct or indirect liabilities related to any claim, then we may have to bear the liabilities ourselves and our business performance and financial condition could be substantially harmed.
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
In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new solutions, and we cannot give assurance that we could license that intellectual property on commercially reasonable terms or at all.
As of December 31, 2024, we had nine patent applications pending and 16 patents issued in the U.S. and other countries. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.
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

Our business activities related to ESG matters may involve certain risks and considerations.
We strive to conduct our business in a responsible and sustainable manner, considering environmental, social, and governance factors in our decision-making processes. We are committed to sustainable business practices and strive for positive impacts in not just environmental matters, but also social and governance practices. We disclose our goals, accomplishments, and targets related to these matters on our website and through various public communications. While we are dedicated to these objectives, they are aspirational in nature and not guarantees of future performance or results.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•market conditions and availability of resources necessary to implement sustainable practices;
•the availability and cost of low or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•the ability to align with and meet the evolving ESG expectations and demands of our customers, vendors and stockholders;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions, dispositions or restructuring of our business operations.
While we are committed to responsible business practices, we balance these initiatives with our primary focus on creating long-term value for our stockholders and maintaining our competitive position in the market.

Standards for tracking and reporting ESG matters continue to evolve. In March 2024, the SEC enacted comprehensive climate change disclosure rules, although the SEC has since issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. For example, the proliferation of climate and other ESG disclosure requirements at the local, national and international levels have required and may continue to require significant effort and resources and could result in changes to our current ESG goals in order to comply with differing requirements. It is likely that increasing regulatory requirements and regulator scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs.
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
Risks Related to Ownership of Our Common Stock
We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.
As a public company, we incur significant legal, accounting, administrative and other costs and expenses. Compliance with rules and regulations applicable to public companies may increase our costs, make some activities more time-consuming, and divert management's attention from operational and other business matters to devote substantial time to these public company requirements.

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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This situation could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We may be required to invest additional resources to comply with evolving laws, regulations and standards. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate investigations, inquiries, administrative proceedings or legal proceedings against us and our business may be adversely affected. Additionally, proposals submitted by stockholders at our annual meeting or other advocacy efforts by stockholders and third parties also may prompt additional changes in governance and reporting requirements, which could further increase our costs.
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
•changes in the estimates of our operating results, our financial guidance or changes in recommendations by any of the securities analysts that follow our common stock;
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

•threatened or actual litigation;
•changes in our senior management or key personnel; and
•the occurrence of any adverse events or circumstances described in these risk factors.
In addition, the stock market in general and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could adversely affect an investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention.
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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot give assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations and negatively impact the trading price of our common stock.
Risks Related to Our Debt
We incurred indebtedness by issuing our 2026 Notes in 2019, and our 2025 Notes in 2020, we may borrow under our Revolving Credit Agreement, and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions, and a portion of our cash flows from operations may have to be dedicated to repaying the principal of the 2026 Notes in 2026 and the principal of the 2025 Notes in 2025, or earlier if necessary. Additionally, if our stock trades at a level where the conversion of any series of our convertible notes is not economical for note holders, the conversion of the applicable series of convertible notes is unlikely. This would require us to repay the full aggregate principal amount outstanding of the applicable series of our convertible notes, plus accrued and unpaid interest and additional amounts (if any) at maturity in cash in lieu of settling conversions of the convertible notes, and thus extinguishing our indebtedness under such convertible notes with shares of our common stock.
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

We entered into a five-year secured revolving credit agreement with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank on July 29, 2024, the Revolving Credit Agreement, which provides for a $125.0 million revolving line of credit, none of which was drawn as of December 31, 2024. The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict our ability, or any of our subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Borrowings under the Revolving Credit Agreement are secured by our assets and those of Q2 Software, Inc., our wholly owned subsidiary, which has guaranteed all obligations under the Revolving Credit Agreement. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement, an acceleration of repayment obligations with respect to any outstanding principal amounts, an acceleration of repayment obligations with respect to the 2025 Notes and 2026 Notes, or the lenders foreclosing on their security interest, the occurrence of any of which could have an adverse effect on our business, financial condition and results of operations.
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
In connection with the offering of the 2026 Notes and 2025 Notes, we entered into capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes and 2025 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes or 2025 Notes, as a result of conversion of the 2026 Notes or 2025 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes and 2025 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes and 2025 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or 2025 Notes or following any repurchase of 2026 Notes or 2025 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls, and they may not operate as planned.
The option counterparties to our Capped Calls entered into in connection with the convertible notes are financial institutions, and we will be subject to the risk that they might default under these derivative transactions. Our exposure to the credit risk of these counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock underlying the convertible notes. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the Capped Calls are complex, and they may not operate as planned. For example, the terms of each may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate events or other transactions occur. Accordingly, these Capped Calls may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Calls.
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
In the event any of the conditional conversion features of the 2026 Notes or 2025 Notes is triggered, note holders will be entitled to convert their 2026 Notes or 2025 Notes, as applicable, at any time during specified periods at their option. If one or more holders elect to convert the 2026 Notes or 2025 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, which may negatively impact the trading price of our common stock. In addition, even if holders of the 2026 Notes or 2025 Notes do not elect to convert their 2026 Notes or 2025 Notes, as applicable, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital, which may negatively impact the trading price of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity
As a provider of SaaS solutions and an extensive user of a variety of technology services, we are subject to numerous risks from cybersecurity threats that have and could adversely affect us; however, to date none have materially affected us or our business strategy, results of operation or financial condition. Cybersecurity threats are ever-present and continuously evolving and we have and will continue to expend considerable resources to deliver solutions that are designed to comply with the stringent security and technical regulations and practices applicable to financial institutions and financial services providers and to safeguard our solutions and information systems against cybersecurity threats. For more information regarding the risks we face from cybersecurity threats, please see "Item 1A. Risk Factors." We have implemented a risk-based approach to identify and assess the cybersecurity threats that have and could affect our business and information systems, which approach is incorporated into our overall enterprise risk management program. Our enterprise risk management program includes a formal, enterprise-wide inventory, categorization and assessment of risks, including risks associated with cybersecurity threats, overseen by the Risk and Compliance Committee, or RACC, of our Board of Directors. This program is managed by our Chief Risk Officer, or CRO, appointed by the RACC, and an Enterprise Risk Oversight Committee consisting of a cross-functional representation of senior leaders including our Chief Information Security Officer, or CISO. Our CRO has over nine years of senior risk management experience at large technology organizations, following a 20-year career in the U.S. Army. Our enterprise risk management team works in partnership with our security, information technology, compliance, internal audit, and third-party risk management functions, which collectively rely on a variety of internal resources and processes, as well as third-party consultants, auditors and applications, to identify, assess and manage cybersecurity risks, including cybersecurity threats related to third-party providers on which we rely. Our enterprise risk management function also extensively consults with senior management across our organization in identifying, assessing and managing risks.
Our information security program is managed by a CISO, whose team is responsible for leading our enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our CISO has more than 20 years of experience directing disparate teams across application and product security, cyber defense, risk management, information governance, information technology compliance, information technology training and sales. Our CISO is appointed by the RACC, which also oversees the implementation, monitoring and testing of our information security program. Our CISO and CRO provide periodic reports to the RACC, at least quarterly. These reports include updates on the Company's cybersecurity risks and threats, the status of projects to strengthen our information security posture, assessments of the information security program, and the emerging threat landscape. Our CISO and CRO also regularly meet separately with the chair of the RACC to provide similar updates. Our information security program includes incident response procedures designed to facilitate escalation of actual or potential cybersecurity incidents initially to members of our security team, and as appropriate to senior management and the RACC, to allow proper consideration, mitigation and remediation of, as well as evaluation of potential disclosure obligations with respect to, actual or potential cybersecurity incidents. Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the RACC. We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security program.
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
As of December 31, 2024, we had 5 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P Software & Services Select Index. This graph assumes the investment of $100 on December 31, 2019 in our common stock, the Russell 2000 Index and the S&P Software & Services Select Index, and the reinvestment of dividends, if any.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
Overview
We are a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with End Users. Our solutions comprise a broad and deep portfolio of digital banking solutions, digital lending and relationship pricing solutions, Q2 Innovation Studio, and Helix. Q2 Innovation Studio leverages Q2's open technology platform to enable a partnership ecosystem, allowing the design, development, and distribution of innovative products, services, features, and integrations on Q2's digital banking platform. Helix serves as a cloud-native core and banking as a service, or BaaS, solution. We purpose-build our platforms and solutions to enable success for our customers and partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services, and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
Significant resources, personnel and expertise are required to effectively deliver and manage advanced digital solutions in the complex and heavily regulated financial services industry. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. This integrated approach allows our customers to deliver unified and robust financial experiences across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions and our data center and cloud-based hosting infrastructure and resources are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
Founded over 20 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market acceptance of our solutions, strategic investments and acquisitions. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, SMBs, and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End-User expectations for more innovative and engaging digital financial experiences. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and embracing these market dynamics. We have developed a comprehensive suite of offerings to accelerate and optimize this transformation for our customers, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs, and Alt-FIs.

We offer our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users, as defined in "Key Operating Measures" below, or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of End Users on our solutions, the number of transactions that End Users perform on our solutions, and the excess number of users and transactions above what is included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
We believe we have the opportunity to continue to grow our business and that the investments we are making are positioning us to continue to realize revenue growth and improve our operating efficiencies. These investments will increase our costs on an absolute dollar basis, but the timing and amount of these investments will vary based on the rate at which we expect to add new customers, the implementation and support needs of our customers, our software development plans, our technology and physical infrastructure requirements and the internal needs of our organization. Many of these investments will occur in advance of any associated benefit. If we are successful in growing our revenues by selling additional innovative solutions to existing customers and creating deeper End-User engagement, we anticipate that greater economies of scale and increased operating leverage will improve our margins over the long term.
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
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005. We intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and markets. We have also acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. We believe our portfolio, which reflects years of strategic development and innovation, affords us a distinct competitive advantage across multiple market segments. Additionally, Q2 Innovation Studio, an API-based and SDK-based open technology platform, allows our financial institution customers and other partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users.
We believe that financial services providers are best served by a broad portfolio of digital solutions offering rapid, flexible and comprehensive integration with internal and third-party solutions enabling them to deliver modern, intuitive, advanced and regulatory-compliant digital solutions. We also believe our unique position in the market stems from the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital solutions. These strengths allow us to address the evolving needs and challenges within the financial services industry, as we continually innovate and adapt our offerings to meet the changing demands of our customers and their End Users. We intend to continue to make investments in technology innovation and software development to enhance our existing solutions and platforms while expanding our product portfolio.

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
Installed Customers
We define Installed Customers as the number of customers live on our digital banking platform. The average size of our Installed Customers, measured in both Registered Users per Installed Customer and revenues per Installed Customer, has increased over time as our existing Installed Customers continue to add Registered Users and commercial account holders, buy more solutions from us, and as we add larger financial institutions to our Installed Customer base. The net rate at which we add Installed Customers varies based on our implementation capacity, the size and unique needs of our customers, the readiness of our customers to implement our solutions and customer attrition, including as a result of merger and acquisition activity among financial institutions. We had 460, 450 and 444 Installed Customers on our digital banking platform as of December 31, 2024, 2023 and 2022, respectively.
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 24.7 million, 22.0 million and 21.1 million Registered Users as of December 31, 2024, 2023 and 2022, respectively.

Net Revenue Retention Rates
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. One of the ways we assess our performance in this area is through our net revenue retention rate and subscription net revenue retention rate, or collectively our net revenue retention rates. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Similarly, we calculate our subscription net revenue retention rate as total subscription revenues in a calendar year from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of total subscription revenues for the prior year from the same group of customers. Our net revenue retention rates provide insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rates each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. As an example, if implementations are weighted more heavily in the first or second half of the prior year, both our net revenue retention rate and subscription net revenue retention rate will be lower or higher, respectively, in the subsequent year. Our use of net revenue retention rate and subscription net revenue retention rate have limitations as analytical tools, and investors should not consider them in isolation. Other companies in our industry may calculate net revenue retention rates differently, which reduces their usefulness as a comparative measure. Our net revenue retention rate was 109%, 108% and 110% for the years ended December 31, 2024, 2023 and 2022, respectively, and our subscription net revenue retention rate was 114%, 112% and 115% for the years ended December 31, 2024, 2023 and 2022, respectively.
Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates." We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Integrated Services, which we previously referred to as Premier Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $681.9 million, $593.9 million and $500.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our Total ARR was $824.2 million, $734.8 million and $655.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Revenue Churn
We utilize revenue churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business solutions and strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and replacements of existing solutions, during a year, divided by our monthly recurring revenue at the end of the prior year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 4.4%, 6.1% and 6.3% for the years ended December 31, 2024, 2023 and 2022, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.
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
Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance. During the twelve months ended December 31, 2024, there was no impact of purchase accounting on revenue, and our non-GAAP total revenue is now equivalent to our GAAP total revenue.

	Year Ended December 31,
	2024	2023	2022
Revenue:
GAAP revenue	$696,464	$624,624	$565,673
Deferred revenue reduction from purchase accounting	—	344	644
Total Non-GAAP revenue	$696,464	$624,968	$566,317
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

	Year Ended December 31,
	2024	2023	2022
GAAP operating loss	$(42,263)	$(86,057)	$(104,761)
Deferred revenue reduction from purchase accounting	—	344	644
Stock-based compensation	89,215	79,188	65,157
Transaction-related costs	—	24	1,194
Amortization of acquired technology	22,016	23,402	22,690
Amortization of acquired intangibles	16,979	20,667	18,248
Lease and other restructuring charges	9,517	12,092	13,225
Non-GAAP operating income	$95,464	$49,660	$16,397
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net loss. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(38,536)	$(65,384)	$(108,983)
Deferred revenue reduction from purchase accounting	—	344	644
Stock-based compensation	89,215	79,188	65,157
Transaction-related costs	—	24	1,194
Depreciation and amortization	68,809	71,707	61,659
Lease and other restructuring charges	9,517	12,092	13,225
Provision for income taxes	7,676	3,562	2,908
Gain on extinguishment of debt	—	(19,869)	—
Interest and other (income) expense, net	(11,343)	(4,724)	1,087
Adjusted EBITDA	$125,338	$76,940	$36,891
Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our third-party data centers or with third-party public cloud service providers, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term or as incurred based on the nature of the revenue. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. For these customers, we recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term, and recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate by using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for debit card and bill-pay related transaction services when End Users utilize debit card services integrated within our Helix and other payment-service solutions in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
We believe that elevated interest rates have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions, which we believe is a result of banking conditions placing an importance on attracting and retaining deposits. As of December 31, 2024, our subscription revenue growth was 16% year over year, and we expect subscription revenue will continue to increase as a percentage of total revenue. We continue to observe declines in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe may be related to customer spending patterns and budget cycles, and this may continue until the general economic outlook improves.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementation, customer support, third-party data centers and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in our solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of our data center assets, debit card related pass-through fees, third-party public cloud service providers, an allocation of general overhead costs, the amortization of acquired technology intangibles and referral fees. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We intend to continue to increase our investments in our implementation and customer support teams and technology infrastructure to serve our customers and support our growth as we continue the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. Over the long term, we expect cost of revenues to continue to grow in absolute dollars as we grow our business but to fluctuate as a percentage of revenues based principally on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees, and other related costs.
Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. In an effort to reduce certain of our personnel related expenditures and improve the scaling of expenses relative to revenue growth, we have taken measures intended to increase the cost efficiency of our global workforce structure. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth. As a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and other personnel-related costs, including commissions, employee benefits, bonuses and stock-based compensation. Sales and marketing expenses also include expenses related to advertising, lead generation, promotional events, corporate communications, travel and allocated overhead.
Sales and marketing expenses as a percentage of total revenues will change in any given period based on factors including the addition of newly hired sales professionals, the timing of significant marketing events such as our annual in-person client conference, which we typically hold during the second quarter of each year, and the amount of sales commissions expense amortized. Commissions are generally capitalized and then amortized over the expected period of customer benefit.
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
General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, compliance and security, legal, human resources employees and certain members of our executive team. General and administrative expenses also include consulting and professional fees, travel and other corporate expenses. We expect to continue to incur incremental expenses associated with the growth of our business and compliance requirements associated with operating as a regulated, public company.
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
Total Other Income (Expense), Net
Total other income (expense), net, consists primarily of interest income and expense, other non-operating income and expense, loss on disposal of long-lived assets, foreign currency translation adjustment and gain on extinguishment of debt. We earn interest income on our cash, cash equivalents and investments. Interest expense consists primarily of the interest from the amortization of debt issuance costs, coupon interest attributable to our convertible notes, commitment fees and interest associated with our Revolving Credit Agreement, as well as fees and interest associated with the letter of credit issued to our landlord for the security deposit for our corporate headquarters.

Provision for Income Taxes
As a result of our current net operating loss utilization, our income tax expenses and benefits consist primarily of federal, state, and international current and deferred income tax expense from global operations.
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
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our solutions hosted in either our third-party data centers or with third-party public cloud service providers, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees.
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
A small portion of our customers host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance entitle the customer to technical support, upgrades and updates to the software on a when-and-if-available basis. For these customers, we recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term, and recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license. Revenues from term licenses and maintenance agreements were not significant in the periods presented.
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

Services and Other Revenues
Implementation services are required for new digital solutions and other standalone contracts, and there is a significant level of integration and configuration for each customer. Our revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer's term for our hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, we have determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.
Professional services revenues consist primarily of Integrated Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain third-party related pass-through fees primarily in our Helix business that are not transactional in nature.
Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, we account for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, we considered various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. We have concluded that the implementation services included in contracts with multiple performance obligations across the majority of our markets and product offerings are not distinct and, as a result, we defer any arrangement fees for implementation services and recognize such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. We have concluded that for some of our products in certain markets the implementation services included in contracts with multiple performance obligations are distinct and, as a result, we recognize implementation fees on such arrangements over time as services are performed.
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
Variable Consideration
We recognize usage revenue related to End Users accessing our products in excess of contracted amounts and from fees that End Users generate using our solutions. Judgment is required to determine the accounting for these types of revenue. We consider various factors including the degree to which usage is interdependent or interrelated to past services and contractual price per user and their relationship to market terms. We have concluded that our usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, we recognize usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount we expect to receive for the services for the given period.
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2024.
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
Stock-Based Compensation
Stock-based compensation consists of restricted stock units, or RSUs, performance-based restricted stock units, and purchase rights under our employee stock purchase plan, or ESPP, and is used to compensate employees, directors and consultants. All awards are measured at fair value on grant date and forfeitures are recognized as they occur.
We value RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period and compensation expense is recognized straight-line over the requisite service period.
We value purchase rights under the ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the risk-free interest rate, expected term and expected volatility and we assume no dividend yield. Our ESPP has two six-month offering periods which commence on each June 1 and December 1. We recognize compensation expense straight-line over the withholding period for the ESPP.
We grant performance-based restricted stock units which provide for shares of common stock to be earned based on our total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. We value TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. Our expected volatility at the date of grant is based on the historical volatilities of our stock and peer firms' stocks and the Index over the performance period. We assume no dividend yield and recognize compensation expense ratably over the performance period of the award, as applicable. The number of TSR PSUs and MSUs that vest is based on actual TSR relative to the TSR benchmark as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs and MSUs will vest over two-year and three-year performance periods. We recognize compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
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

Results of Operations
The following table sets forth our results of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues(1)	$696,464	$624,624	$565,673
Cost of revenues(2)	341,983	321,973	309,328
Gross profit	354,481	302,651	256,345
Operating expenses:
Sales and marketing	105,951	109,522	108,214
Research and development	143,244	137,334	130,103
General and administrative	122,942	110,186	90,163
Transaction-related costs	—	24	1,176
Amortization of acquired intangibles	16,979	20,667	18,248
Lease and other restructuring charges	7,628	10,975	13,202
Total operating expenses	396,744	388,708	361,106
Loss from operations	(42,263)	(86,057)	(104,761)
Total other income (expense), net(3)	11,403	24,235	(1,314)
Loss before income taxes	(30,860)	(61,822)	(106,075)
Provision for income taxes	(7,676)	(3,562)	(2,908)
Net loss	$(38,536)	$(65,384)	$(108,983)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of zero, $0.3 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Includes amortization of acquired technology of $22.0 million, $23.4 million and $22.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)     Includes a gain of $19.9 million related to the early extinguishment of a portion of our convertible notes for the year ended December 31, 2023.

The following table sets forth our results of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenues(1)	100.0%	100.0%	100.0%
Cost of revenues(2)	49.1%	51.5%	54.7%
Gross margin	50.9%	48.5%	45.3%
Operating expenses:
Sales and marketing	15.2%	17.5%	19.1%
Research and development	20.6%	22.0%	23.0%
General and administrative	17.7%	17.6%	15.9%
Transaction-related costs	—%	—%	0.2%
Amortization of acquired intangibles	2.4%	3.3%	3.2%
Lease and other restructuring charges	1.1%	1.8%	2.3%
Total operating expenses	57.0%	62.2%	63.8%
Loss from operations	(6.1)%	(13.8)%	(18.5)%
Total other income (expense), net(3)	1.6%	3.9%	(0.2)%
Loss before income taxes	(4.4)%	(9.9)%	(18.8)%
Provision for income taxes	(1.1)%	(0.6)%	(0.5)%
Net loss	(5.5)%	(10.5)%	(19.3)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 0.0%, 0.1% and 0.1% for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Includes amortization of acquired technology of 3.2%, 3.7% and 4.0% for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)     Includes a gain of 3.2% related to the early extinguishment of a portion of our convertible notes for the year ended December 31, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Years Ended December 31, 2024 and 2023
A discussion regarding year-to-year comparisons between the year ended December 31, 2024 and December 31, 2023 is presented below. A discussion regarding year-to-year comparisons between the year ended December 31, 2023 and December 31, 2022 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	(%)
Revenues	$696,464	$624,624	$71,840	11.5%
Revenues increased by $71.8 million, or 11.5%, from $624.6 million for the year ended December 31, 2023 to $696.5 million for the year ended December 31, 2024. This increase in revenue was primarily attributable to a $77.7 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in usage from new and existing customers and a $3.1 million increase in transactional revenue from usage of our solutions, partially offset by a decrease of $8.9 million in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	(%)
Cost of revenues	$341,983	$321,973	$20,010	6.2%
Percentage of revenues	49.1%	51.5%
Cost of revenues increased by $20.0 million, or 6.2%, from $322.0 million for the year ended December 31, 2023 to $342.0 million for the year ended December 31, 2024. This increase was primarily attributable to a $9.2 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our third-party data centers and other technical infrastructure, an $8.8 million net increase in co-location facility, hardware and software costs, third-party public cloud service provider costs and depreciation of our data center assets resulting from the increased infrastructure necessary to support growing customer activity, a $6.1 million increase from the amortization of capitalized software development and capitalized implementation services, a $3.5 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $2.0 million increase in overhead costs and other discretionary expenses, partially offset by a $4.8 million decrease as a result of higher capitalized implementation costs, a $3.4 million decrease in services, primarily in pass-through fees and a $1.4 million decrease in amortization of acquired customer technology resulting from assets that became fully amortized.
We continue to invest in personnel, business process improvement, third-party partners for intellectual property and transactional processing in our solutions and systems infrastructure to standardize our business processes and drive future efficiency in our implementations, customer support and the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. As we continue to make these investments, we expect they will increase cost of revenues in absolute dollars, and we expect such expenses to decline as a percentage of revenue as our operations continue to scale and revenues grow.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	(%)
Sales and marketing	$105,951	$109,522	$(3,571)	(3.3)%
Percentage of revenues	15.2%	17.5%
Sales and marketing expenses decreased by $3.6 million, or 3.3%, from $109.5 million for the year ended December 31, 2023 to $106.0 million for the year ended December 31, 2024. This decrease was primarily attributable to a reduction in personnel costs due to measures taken to drive operational effectiveness in our go-to-market strategy.
We anticipate that sales and marketing expenses will increase in absolute dollars over the long-term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow existing customers, build brand awareness, and as we continue to hold various experiences for our current and prospective customers, including our annual client conference typically held during the second quarter. While sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long-term as our revenues grow and we realize cost efficiencies in the business.
Research and Development

	Year Ended December 31,		Change
	2024	2023	$	(%)
Research and development	$143,244	$137,334	$5,910	4.3%
Percentage of revenues	20.6%	22.0%
Research and development expenses increased by $5.9 million, or 4.3%, from $137.3 million for the year ended December 31, 2023 to $143.2 million for the year ended December 31, 2024. This increase was primarily attributable to a $2.4 million increase from lower capitalization of software development costs, a $2.3 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $1.0 million increase in travel-related and other discretionary expenses.
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
General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	(%)
General and administrative	$122,942	$110,186	$12,756	11.6%
Percentage of revenues	17.7%	17.6%
General and administrative expenses increased by $12.8 million, or 11.6%, from $110.2 million for the year ended December 31, 2023 to $122.9 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to a $16.1 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $1.6 million increase in travel-related, overhead and other discretionary expenses, partially offset by a $4.0 million decrease in professional services, including third-party legal fees and a $1.0 million decrease in charitable contributions from the prior year.

General and administrative expenses consist primarily of salaries, stock-based compensation and other personnel-related costs of our administrative, finance and accounting, information systems, compliance and security, legal, human resources employees and certain members of our executive team. General and administrative expenses also include costs to comply with regulations governing public companies and financial institutions, third-party legal fees, investor relations activities and costs to comply with Section 404 of the Sarbanes-Oxley Act, or SOX. Over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur both increased external audit fees as well as additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Year Ended December 31,		Change
	2024	2023	$	(%)
Transaction-related costs	$—	$24	$(24)	(100.0)%
Percentage of revenues	—%	—%
Transaction-related costs decreased by $24.0 thousand, or 100.0%, from $24.0 thousand for the year ended December 31, 2023 to zero for the year ended December 31, 2024. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.
Amortization of Acquired Intangibles

	Year Ended December 31,		Change
	2024	2023	$	(%)
Amortization of acquired intangibles	$16,979	$20,667	$(3,688)	(17.8)%
Percentage of revenues	2.4%	3.3%
Amortization of acquired intangibles decreased by $3.7 million, or 17.8%, from $20.7 million for the year ended December 31, 2023 to $17.0 million for the year ended December 31, 2024. The acquired intangible assets are related to previously disclosed business combinations, and the decrease in amortization is related to intangible assets that became fully amortized.
Lease and Other Restructuring Charges

	Year Ended December 31,		Change
	2024	2023	$	(%)
Lease and other restructuring charges	$7,628	$10,975	$(3,347)	(30.5)%
Percentage of revenues	1.1%	1.8%
Lease and other restructuring charges decreased by $3.3 million, or 30.5%, from $11.0 million for the year ended December 31, 2023 to $7.6 million for the year ended December 31, 2024. The decrease in lease and other restructuring charges was primarily attributable to a net $3.0 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including the associated impairment of the right of use asset and a $0.2 million decrease related to lower severance and other related compensation charges associated with eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.

Total Other Income (Expense), Net

	Year Ended December 31,		Change
	2024	2023	$	(%)
Total other income (expense), net	$11,403	$24,235	$(12,832)	(52.9)%
Percentage of revenues	1.6%	3.9%
Total other income (expense), net decreased by $12.8 million or 52.9% from $24.2 million for the year ended December 31, 2023 to $11.4 million for the year ended December 31, 2024. The decrease was primarily due to a $19.9 million gain from the partial repurchase of the 2026 Notes and the 2025 Notes during the three months ended March 31, 2023, partially offset by a $5.7 million increase in income from cash, cash equivalents and investments in the current period, a $0.5 million loss realized on investments recognized, a $0.4 million increase from lower losses on foreign currency translation and a $0.4 million increase from lower interest expense in the current period compared to the prior year period.
Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	(%)
Provision for income taxes	$(7,676)	$(3,562)	$(4,114)	115.5%
Percentage of revenues	(1.1)%	(0.6)%
Total provision for income taxes increased by $4.1 million from $3.6 million for the year ended December 31, 2023 to $7.7 million for the year ended December 31, 2024. The increase in the tax expense for the year ended December 31, 2024 related to the operations of the business and an increase in uncertain tax positions related to various states.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales, which has historically tended to be lower in the first half of the year. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. General economic conditions may continue to impact our business and our customers' spending patterns and budget cycles, and these conditions may continue to disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results. Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, convertible note offerings, and cash flows from operations. As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents and investments of $446.6 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months. However, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$135,751	$70,292	$36,556
Investing activities	(21,080)	113,268	(165,555)
Financing activities	13,317	(152,012)	5,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(827)	182	(802)
Net increase (decrease) in cash, cash equivalents and restricted cash	$127,161	$31,730	$(123,919)
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net loss less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the year ended December 31, 2024, our net cash provided by operating activities was $135.8 million, which consisted of non-cash adjustments of $189.1 million, partially offset by a net loss of $38.5 million and cash outflows from changes in operating assets and liabilities of $14.8 million. The primary drivers of cash outflows in operating assets and liabilities were a $31.9 million increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions and a $12.0 million increase in prepaid and other current assets related to timing of various prepaid expenses, most notably a payroll date occurring at the very end of the quarter, partially offset by a $28.9 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs, deferred income taxes and lease impairments, partially offset by amortization of premiums and discounts on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the year ended December 31, 2024, net cash used in investing activities was $21.1 million, consisting of $95.8 million for the purchase of investments, $22.3 million in capitalized software development costs and $6.7 million for the purchase of property and equipment, partially offset by $103.7 million received from the maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of stock options, contributions to our ESPP to purchase our common stock and payments for debt issuance costs related to the Revolving Credit Agreement.
For the year ended December 31, 2024, net cash provided by financing activities was $13.3 million, consisting of $14.3 million of cash received from exercises of stock options and contributions to our ESPP for the purchase of our common stock, partially offset by $0.9 million from payments for debt issuance costs related to the Revolving Credit Agreement.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes and Revolving Credit Agreement are described in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2024 can be found in Notes 10 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates changed by 100-basis points in 2024 or 2023, our interest income and the market value of our marketable securities would not have been materially affected. As of December 31, 2024, we had an outstanding principal amount of $304.0 million of 2026 Notes, with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of December 31, 2024, there were no amounts drawn on the Revolving Credit Agreement.
Foreign Currency Risk
As of December 31, 2024, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of December 31, 2024, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We will continue to review this matter and may consider hedging certain foreign exchange risks in future years.
Inflation Risk
We do not believe that inflation has had a direct material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-36 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.
Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:

Matthew Flake, Chief Executive Officer and Chairman, terminated his previously adopted Rule 10b5-1 Trading Plan. Mr. Flake's plan was entered into on August 5, 2024, was set to expire on June 30, 2025 and provided for the potential sale of up to 148,182 shares of the Company's common stock. Subsequently, Mr. Flake entered into a new Rule 10b5-1 Trading Plan on November 12, 2024. Mr. Flake's plan provides for the potential sale of up to 280,213 shares of the Company's common stock between March 6, 2025 and June 30, 2025, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit or market stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance or market stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Jonathan Price, Chief Financial Officer, terminated his previously adopted Rule 10b5-1 Trading Plan. Mr. Price's plan was entered into on March 12, 2024, was set to expire on March 7, 2025 provided for the potential sale of up to 34,117 shares of the Company's common stock, including the potential exercises of vested stock options and the associated sale of up to 11,641 shares of common stock. Subsequently, Mr. Price entered into a new Rule 10b5-1 Trading Plan on November 22, 2024. Mr. Price's plan provides for the potential sale of up to 120,068 shares of the Company's common stock, including the potential exercises of vested stock options and the associated sale of up to 11,641 shares of common stock between February 21, 2025 and December 31, 2025, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit or market stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance or market stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Kirk Coleman, President, entered into a Rule 10b5-1 Trading Plan on November 22, 2024. Mr. Coleman's plan provides for the potential sale of up to 142,268 shares of the Company's common stock between February 21, 2025 and September 30, 2025, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit or market stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance or market stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Michael Kerr, Senior Vice President, General Counsel, entered into a Rule 10b5-1 Trading Plan on December 13, 2024. Mr. Kerr's plan provides for the potential sale of up to 14,109 shares of the Company's common stock between March 14, 2025 and September 30, 2025, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Non-Rule 10b5-1 Trading Arrangements
In June 2023, the Company adopted a policy pursuant to which any participant in the Company's equity incentive plans whose transactions are subject to Section 16 of the Security Exchange Act of 1934, as amended, is required to sell, upon the vesting or settlement of any such award, a portion of the shares subject to the award determined by the Company in its discretion to be sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. This mandatory sell-to-cover policy was adopted by the Company as a result of the inability of the Company's captive broker to affect the sell-to-cover transactions pursuant to Rule 10b5-1 Trading Plans.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.2		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.3		Description of Registrant Securities Registered under Section 12 of the Exchange Act				*

4.4		Indenture, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.1

4.5		Form of Global Note, dated November 18, 2020, between Registrant and Wilmington Trust National Association, as trustee	8-K	001-36350	11/20/2020	4.2

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.2.2		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.2.3		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.3		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.4	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake	8-K	001-36350	9/24/2021	10.1

10.5	†	Amended and Restated Employment Agreement, dated December 6, 2024, by and among the Registrant and John E. Breeden					*

10.6	†	Amended and Restated Employment Agreement, dated February 20, 2024, by and among the Registrant and Michael A. Volanoski					*

10.7	†	Amended and Restated Employment Agreement, dated September 24, 2021, by and among the Registrant and David J. Mehok	8-K	001-36350	9/24/2021	10.2

10.8.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.8.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.8.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.8.4	†	Form of Market Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	5/6/2021	10.1

10.8.5	†	Form of Performance Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	8-K	001-36350	3/8/2023	10.1

10.9	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.10.1		Master Service Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12

10.10.2		Service Level Agreement dated January 11, 2010, by and among the Registrant and Cyrus Networks, LLC	S-1	333- 193911	2/12/2014	10.12.1

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
10.11	†	Amended and Restated Employment Agreement, dated November 8, 2024, by and among the Registrant and Jonathan A. Price					*

10.12		Purchase Agreement, dated February 21, 2018, by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated, as representatives of the several initial purchasers named therein	8-K	001-36350	2/26/2018	10.1

10.13		Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.14		Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.15		Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.16		Form of Exchange and Subscription Agreement	8-K	001-36350	11/12/2020	10.1

10.17		Form of Capped Call	8-K	001-36350	11/12/2020	10.2

10.18	†	Amended and Restated Employment Agreement, dated May 3, 2023, by and among the Registrant and Kirk L. Coleman	8-K	001-36350	5/3/2023	10.1

10.19.1	†	2023 Equity Incentive Plan	8-K	001-36350	6/6/2023	10.1

10.19.2	†	Forms of award agreements under 2023 Equity Incentive Plan					*

10.20		Credit Agreement, dated July 29, 2024, by and among Q2 Holdings, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank	8-K	001-36350	7/31/2024	10.1

19.1		Q2 Holdings, Inc. Insider Trading Policy					*

21.1		List of Subsidiaries of the Registrant					*

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1		Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

32.2		Certification of Principal Financial Officer Required under Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

97.1	†	Q2 Holdings, Inc. Policy on Recovery of Incentive Compensation	10-K	001-36350	2/21/2024	97.1

101.INS		Inline XBRL Instance Document.					*

101.SCH		Inline XBRL Taxonomy Extension Schema.					*

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB		Inline XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.					*

Incorporated by Reference
Exhibit Number	Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 12, 2025	By:	/s/ MATTHEW P. FLAKE
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

Name	Title	Date
/s/ MATTHEW P. FLAKE	Chief Executive Officer (Principal Executive Officer) and Chairman	February 12, 2025
Matthew P. Flake
/s/ JONATHAN A. PRICE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2025
Jonathan A. Price
/s/ R. LYNN ATCHISON	Director	February 12, 2025
R. Lynn Atchison
/s/ JEFFREY T. DIEHL	Director	February 12, 2025
Jeffrey T. Diehl
/s/ LYNN A. TYSON	Director	February 12, 2025
Lynn A. Tyson
/s/ STEPHEN C. HOOLEY	Director	February 12, 2025
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 12, 2025
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 12, 2025
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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
February 12, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 12, 2025

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$358,560	$229,655
Restricted cash	2,233	3,977
Investments	88,066	94,353
Accounts receivable, net	42,084	42,899
Contract assets, current portion, net	7,888	9,193
Prepaid expenses and other current assets	23,512	11,625
Deferred solution and other costs, current portion	26,611	27,521
Deferred implementation costs, current portion	9,706	8,741
Total current assets	558,660	427,964
Property and equipment, net	31,528	41,178
Right of use assets	30,402	35,453
Deferred solution and other costs, net of current portion	28,116	26,090
Deferred implementation costs, net of current portion	26,408	21,480
Intangible assets, net	94,633	121,572
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	9,483	12,210
Other long-term assets	2,696	2,609
Total assets	$1,294,795	$1,201,425
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,354	$19,353
Accrued liabilities	18,239	16,471
Accrued compensation	32,949	26,580
Convertible notes, current portion	190,331	—
Deferred revenues, current portion	137,700	118,723
Lease liabilities, current portion	10,327	10,436
Total current liabilities	398,900	191,563
Convertible notes, net of current portion	302,115	490,464
Deferred revenues, net of current portion	27,281	17,350
Lease liabilities, net of current portion	38,346	45,588
Other long-term liabilities	10,357	7,981
Total liabilities	776,999	752,946
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 60,728 shares issued and outstanding as of December 31, 2024, and 59,031 shares issued and outstanding as of December 31, 2023	6	6
Additional paid-in capital	1,183,893	1,075,278
Accumulated other comprehensive loss	(1,873)	(1,111)
Accumulated deficit	(664,230)	(625,694)
Total stockholders' equity	517,796	448,479
Total liabilities and stockholders' equity	$1,294,795	$1,201,425

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$696,464	$624,624	$565,673
Cost of revenues	341,983	321,973	309,328
Gross profit	354,481	302,651	256,345
Operating expenses:
Sales and marketing	105,951	109,522	108,214
Research and development	143,244	137,334	130,103
General and administrative	122,942	110,186	90,163
Transaction-related costs	—	24	1,176
Amortization of acquired intangibles	16,979	20,667	18,248
Lease and other restructuring charges	7,628	10,975	13,202
Total operating expenses	396,744	388,708	361,106
Loss from operations	(42,263)	(86,057)	(104,761)
Other income (expense):
Interest and other income	16,342	10,098	5,362
Interest and other expense	(4,939)	(5,732)	(6,676)
Gain on extinguishment of debt	—	19,869	—
Total other income (expense), net	11,403	24,235	(1,314)
Loss before income taxes	(30,860)	(61,822)	(106,075)
Provision for income taxes	(7,676)	(3,562)	(2,908)
Net loss	(38,536)	(65,384)	(108,983)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	392	1,800	(1,873)
Foreign currency translation adjustment	(1,154)	61	(964)
Comprehensive loss	$(39,298)	$(63,523)	$(111,820)
Net loss per common share, basic and diluted	$(0.64)	$(1.12)	$(1.90)
Weighted average common shares outstanding:
Basic and diluted	60,105	58,354	57,300

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Total stockholders' equity, beginning balances	$448,479	$419,024	$570,296

Common stock and additional paid-in capital:
Beginning balances	1,075,284	982,306	1,064,364
Stock-based compensation expense	94,356	84,442	69,039
Exercise of stock options	8,404	2,297	707
Issuance of common stock under ESPP	5,855	6,100	5,175
Cumulative effect of the adoption of new accounting standard	—	—	(156,979)
Settlement of capped calls	—	139	—
Ending balances	1,183,899	1,075,284	982,306

Accumulated deficit:
Beginning balances	(625,694)	(560,310)	(493,933)
Cumulative effect of the adoption of new accounting standard	—	—	42,606
Net loss	(38,536)	(65,384)	(108,983)
Ending balances	(664,230)	(625,694)	(560,310)

Accumulated other comprehensive income (loss):
Beginning balances	(1,111)	(2,972)	(135)
Other comprehensive income (loss)	(762)	1,861	(2,837)
Ending balances	(1,873)	(1,111)	(2,972)

Total stockholders' equity, ending balances	$517,796	$448,479	$419,024

Common stock (in shares):
Beginning balances	59,031	57,735	56,928
Exercise of stock options	234	74	27
Issuance of common stock under ESPP	150	255	171
Shares issued for the vesting of restricted stock awards	1,313	967	609
Ending balances	60,728	59,031	57,735
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(38,536)	$(65,384)	$(108,983)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	27,038	25,848	23,270
Depreciation and amortization	68,809	71,707	61,659
Amortization of debt issuance costs	2,059	2,104	2,719
Amortization of premiums and discounts on investments	(1,273)	(3,192)	(302)
Stock-based compensation expense	89,215	79,188	65,157
Deferred income taxes	2,106	636	1,611
Gain on extinguishment of debt	—	(19,312)	—
Lease impairments	1,669	4,075	11,669
Other non-cash items	(490)	311	250
Changes in operating assets and liabilities:
Accounts receivable, net	906	4,090	286
Prepaid expenses and other current assets	(12,000)	(787)	494
Deferred solution and other costs	(14,202)	(17,412)	(7,599)
Deferred implementation costs	(17,663)	(14,954)	(12,243)
Contract assets, net	4,030	3,693	(1,101)
Other long-term assets	7,282	5,576	7,312
Accounts payable	(9,788)	9,353	(548)
Accrued liabilities	5,968	(492)	(9,845)
Deferred revenues	28,918	(3,092)	10,212
Deferred rent and other long-term liabilities	(8,297)	(11,664)	(7,462)
Net cash provided by operating activities	135,751	70,292	36,556
Cash flows from investing activities:
Purchases of investments	(95,788)	(76,865)	(292,984)
Maturities of investments	103,739	220,776	162,521
Purchases of property and equipment	(6,692)	(5,673)	(11,142)
Capitalized software development costs	(22,339)	(24,970)	(18,910)
Business combinations, net of cash acquired	—	—	(5,040)
Net cash provided by (used in) investing activities	(21,080)	113,268	(165,555)
Cash flows from financing activities:
Payment for maturity of 2023 convertible notes	—	(10,908)	—
Payment for repurchases of convertible notes	—	(149,640)	—
Proceeds from capped calls related to convertible notes	—	139	—
Debt issuance costs related to revolving credit agreement	(942)	—	—
Proceeds from exercise of stock options and ESPP	14,259	8,397	5,882
Net cash provided by (used in) financing activities	13,317	(152,012)	5,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(827)	182	(802)
Net increase (decrease) in cash, cash equivalents and restricted cash	127,161	31,730	(123,919)
Cash, cash equivalents and restricted cash, beginning of period	233,632	201,902	325,821
Cash, cash equivalents and restricted cash, end of period	$360,793	$233,632	$201,902
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refund	$5,880	$2,622	$875
Cash paid for interest	$2,680	$2,651	$2,891

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation for capitalized software development	$2,882	$3,149	$2,396
Capitalized software development costs included in accounts payable and accrued liabilities	$—	$—	$492
Property and equipment acquired and included in accounts payable and accrued liabilities	$341	$478	$353
Property and equipment acquired through tenant improvement allowance	$615	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company, is a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wishing to incorporate banking into their customer engagement and servicing strategies. The Company's solutions transform the ways in which its customers engage with account holders and end users, or End Users, enabling them to deliver robust suites of digital banking, digital lending and relationship pricing, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
Restricted Cash
Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases, deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments and deposits that are restricted to withdrawal or use as of the reporting date under the contractual terms of certain customer arrangements.
Investments
Investments typically include U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. All debt investments are considered available for sale and are carried at fair value. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Adjustments resulting from impairment, fair value or observable price changes are accounted for in the consolidated statements of comprehensive loss.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2024, 2023 and 2022. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2024 and December 31, 2023.
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
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $7.7 million and $7.4 million were included in the accounts receivable balance as of December 31, 2024 and 2023, respectively.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are identifiable and directly related to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
deferred implementation costs for impairment and records impairment when customers terminate or allow services to lapse due to contract modifications and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheet and in cost of revenues in the consolidated statements of comprehensive loss.
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheets. The Company recognized $14.0 million, $13.4 million and $11.5 million of amortization during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is included in cost of revenues in the consolidated statements of comprehensive loss.
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions because the commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes commissions and related bonuses for those involved in the sale which are incremental to the sale and their associated management. Substantially all commissions are paid in a single payment once the contract has been executed. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred solution and other costs for impairment and records impairment when customers terminate or allow services to lapse due to contract modifications and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred solution and other costs, current portion and/or deferred solution and other costs, net of current portion on the consolidated balance sheet and in sales and marketing expenses in the consolidated statements of comprehensive loss.
The Company capitalizes solution and other costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company recognized $13.0 million, $12.5 million and $11.7 million of amortization from sales commissions during the years ended December 31, 2024, 2023 and 2022 respectively. Amortization expense related to sales commissions is included in sales and marketing expenses in the consolidated statements of comprehensive loss.
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
In connection with its business combinations, the Company recorded certain intangible assets, including acquired technology, customer relationships, trademarks, and non-compete agreements. Amounts allocated to the acquired intangible assets are amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Revenues
Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services over the term of the agreement, generally when the Company's solutions are implemented and made available to its customers. The promised consideration may include fixed amounts, variable amounts or both. Revenues are recognized net of sales credits and allowances.

Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's third-party data centers or with third-party public cloud service providers, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to its solutions and certain third-party related pass-through fees.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
A small portion of the Company's customers host and manage the Company's solutions on-premises or in third-party data centers under term license and maintenance agreements. Term licenses sold with maintenance entitle the customer to technical support, upgrades and updates to the software on a when-and-if-available basis. For these customers, the Company recognizes software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term and recognizes the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license. Revenues from term licenses and maintenance agreements were not significant in the periods presented.
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
Services and Other Revenues
Implementation services are required for new digital solutions and other standalone contracts, and there is a significant level of integration and configuration for each customer. The Company's revenue for implementation services is billed upfront and generally recognized over time on a ratable basis over the customer's term for its hosted application agreements. Implementation services for on-premises agreements are recognized at commencement date. Under certain circumstances, the Company has determined that these implementation services qualify as a separate performance obligation in certain markets and geographies, and the implementation services for these agreements are recognized over time as services are performed.

Professional services revenues consist primarily of Integrated Services. Integrated Services revenue is generated from select established customer relationships where the Company has engaged with the customer for more tailored, premium professional services, resulting in a deeper and ongoing level of engagement with them. Professional services revenues also consist of custom services, core conversion services and other general professional services. These revenues are generally billed and recognized when delivered. Other Revenues also include certain third-party related pass-through fees primarily in its Helix business that are not transactional in nature.

Certain out-of-pocket expenses billed to customers are recorded as revenues rather than an offset to the related expense.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including multiple subscription and implementation services. For these contracts, the Company accounts for individual performance obligations that are separately identifiable by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract. In determining whether implementation services are distinct from subscription services, the Company considers various factors including the significant level of integration, interdependency, and interrelation between the implementation and subscription service, as well as the inability of the customer's personnel or other service providers to perform significant portions of the services. The Company has concluded that the implementation services included in contracts with multiple performance obligations across the majority of its markets and product offerings are not distinct and, as a result, the Company defers any arrangement fees for implementation services and recognizes such amounts over time on a ratable basis as one performance obligation with the underlying subscription revenue for the initial agreement term of the hosted application agreements. The Company has concluded that for some of its products in certain markets the implementation services included in contracts with multiple performance obligations are distinct and, as a result, the Company recognizes implementation fees on such arrangements over time as services are performed.

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

Judgment is required to determine the SSP for each distinct performance obligation. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company determines SSP based on overall pricing objectives and strategies, taking into consideration entity-specific factors, including the value of its contracts, historical standalone sales, customer demographics and the numbers and types of users within its contracts.
Variable Consideration
The Company recognizes usage revenue related to End Users accessing its products in excess of contracted amounts and from fees that End Users generate using the Company's solutions. Judgment is required to determine the accounting for these types of revenue. The Company considers various factors including the degree to which usage is interdependent or interrelated to past services and contractual price per user and their relationship to market terms. The Company has concluded that its usage revenue relates specifically to the transfer of the service to the customer and is consistent with the allocation objective of Topic 606 when considering all of the performance obligations and payment terms in the contract. Therefore, the Company recognizes usage revenue on a monthly or quarterly basis in accordance with the agreement, as determined and reported. This allocation reflects the amount the Company expects to receive for the services for the given period.

The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2024.
Other Considerations
The Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with its solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are insignificant.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementation, customer support, third-party data center and customer training activities. Cost of revenues also includes the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, third-party public cloud service providers, an allocation of general overhead costs, the amortization of acquired technology intangibles and referral fees. The Company allocates general overhead expenses to all departments based on the number of employees in each department, which the Company considers to be a fair and representative means of allocation.

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
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products and enhancements when released or made available. Software development costs for internal-use software are amortized to cost of revenues when products and enhancements are released or made available over the products' estimated economic lives, which are expected to be five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
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
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $4.3 million, $4.3 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
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
Stock-Based Compensation
Stock-based compensation consists of restricted stock units, or RSUs, performance-based restricted stock units, and purchase rights under our employee stock purchase plan, or ESPP, and is used to compensate employees, directors and consultants. All awards are measured at fair value on grant date and forfeitures are recognized as they occur.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company values RSUs at the closing market price on the date of grant. RSUs typically vest in equal installments over a four-year period and compensation expense is recognized straight-line over the requisite service period.
The Company values purchase rights under the ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the risk-free interest rate, expected term and expected volatility and the Company assumes no dividend yield. The Company's ESPP has two six-month offering periods which commence on each June 1 and December 1. The Company recognizes compensation expense straight-line over the withholding period for the ESPP.
The Company grants performance-based restricted stock units which provide for shares of common stock to be earned based on its total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. The Company values TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant is based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumes no dividend yield and recognizes compensation expense ratably over the performance period of the award, as applicable. The number of TSR PSUs and MSUs that vest is based on actual TSR relative to the TSR benchmark as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs and MSUs will vest over two-year and three-year performance periods. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
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
Convertible Senior Notes
The Company accounts for its convertible notes as a liability at face value less unamortized debt issuance costs. Debt issuance costs are amortized to interest expense over the respective term of its convertible notes on a straight-line basis, which approximates the effective interest method.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2024, the Company had no finance leases.
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
Basic and Diluted Net Loss per Common Share
The following table sets forth the computations of net loss per share for the periods listed:

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(38,536)	$(65,384)	$(108,983)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,105	58,354	57,300
Net loss per common share, basic and diluted	$(0.64)	$(1.12)	$(1.90)
Due to net losses for each of the years ended December 31, 2024, 2023 and 2022, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2024	2023	2022
Stock options, restricted stock units, market stock units and performance stock units	4,590	4,776	3,667
Shares issuable pursuant to the ESPP	68	102	85
Shares related to convertible notes	4,793	5,042	6,256
	9,451	9,920	10,008

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board, or FASB, issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis to better understand the reporting entity's performance and prospects for future net cash flows and make more informed judgments. All public entities are required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company adopted the standard during the year ended December 31, 2024. See Note 16 - Segments and Geographic Information for further detail.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures" which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires public companies to disclose additional information about certain costs and expenses in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.
3. Revenue
Disaggregation of Revenue
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2024	2023	2022
Subscription	$553,610	$475,945	$412,040
Transactional	68,489	65,416	67,373
Services and Other	74,365	83,263	86,260
Total Revenues	$696,464	$624,624	$565,673
Deferred Revenues
The increase in the deferred revenue balance for the year ended December 31, 2024 is primarily driven by the amounts due in advance of satisfying the Company's performance obligations of $724.1 million for current year invoices and $1.3 million from the netting of contract assets and liabilities on a contract-by-contract basis, partially offset by the recognition of $577.8 million of revenue recognized from current year invoices and the recognition of $118.7 million of revenue that was included in the deferred revenue balance as of December 31, 2023. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On December 31, 2024, the Company had $2.22 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Allowance for Credit Losses and Other Reserved Balances
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company has provisioned zero in expected losses for each of the years ended December 31, 2024 and 2023, and no charges were taken against the allowance at either December 31, 2024 or 2023. During each of the years ended December 31, 2024 and 2023, the Company decreased the allowance by less than $0.1 million, primarily as a result of the reduction in total contract asset balances. The allowance for credit losses related to contract assets was $0.02 million and $0.03 million as of December 31, 2024 and 2023, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company has provisioned zero and $0.1 million for expected losses for the years ended December 31, 2024 and 2023, respectively, of which $0.1 million and $0.3 million has been written off and charged against the allowance at December 31, 2024 and 2023, respectively. During the twelve months ended December 31, 2024, the Company decreased the allowance by less than $0.05 million. The allowance for credit losses related to accounts receivable was $0.3 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.0 million and $0.9 million as of December 31, 2024 and 2023, respectively.
The following table shows the Company's allowance for sales credits, credit losses, and other reserved balances as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2022	$2,761	$2,931	$(3,692)	$2,000
Year Ended December 31, 2023	2,000	1,214	(1,813)	1,401
Year Ended December 31, 2024	$1,401	$1,196	$(1,254)	$1,343

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2024:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$63,945	$63,945	$—	$—
Certificates of deposit	245	—	245	—
	$64,190	$63,945	$245	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$46,702	$—	$46,702	$—
Certificates of deposit	14,092	—	14,092	—
U.S. government securities	26,922	—	26,922	—
	$87,716	$—	$87,716	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2024 and 2023 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the consolidated statements of comprehensive loss. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the consolidated statements of comprehensive loss. Based on the Company's assessment, no impairments for credit losses were recognized during the years ended December 31, 2024 and 2023.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the years ended December 31, 2024 and December 31, 2023, the Company determined there was a zero and $0.1 million other-than-temporary impairment, respectively, on its equity investment. This equity investment had a carrying amount of $0.3 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
As of December 31, 2024 and 2023, the Company's cash was $294.4 million and $143.0 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$63,945	$—	$—	$63,945
Certificates of deposit	245	—	—	245
	$64,190	$—	$—	$64,190

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$46,626	$104	$(28)	$46,702
Certificates of deposit	14,076	20	(4)	14,092
U.S. government securities	26,917	22	(17)	$26,922
	$87,619	$146	$(49)	$87,716
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2023 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$86,611	$—	$—	$86,611

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$31,979	$3	$(130)	$31,852
Certificates of deposit	9,337	—	(16)	9,321
U.S. government securities	53,208	—	(153)	53,055
	$94,524	$3	$(299)	$94,228
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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2024	2023
Due within one year or less	$49,460	$87,133
Due after one year through two years	38,256	7,095
	$87,716	$94,228

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investment would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the consolidated statements of comprehensive loss if the intent of the Company was to sell the investment before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive income (loss) in the consolidated statements of comprehensive loss. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of December 31, 2024 and 2023.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$19,229	$(28)	$—	$—
Certificates of deposit	1,722	(4)	248	—
U.S. government securities	9,882	(17)	—	—
	$30,833	$(49)	$248	$—
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$12,060	$(39)	$18,525	$(91)
Certificates of deposit	1,999	(5)	2,215	(11)
U.S. government securities	18,140	(42)	32,421	(111)
	$32,199	$(86)	$53,161	$(213)
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2024	2023
Deferred solution costs	$16,741	$18,527
Deferred commissions	9,870	8,994
Deferred solution and other costs, current portion	$26,611	$27,521

Deferred solution costs	$2,628	$4,476
Deferred commissions	25,488	21,614
Deferred solution and other costs, net of current portion	$28,116	$26,090

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2024	2023
Computer hardware and equipment	$70,390	$67,942
Purchased software and licenses	11,053	12,075
Furniture and fixtures	10,194	9,997
Leasehold improvements	30,496	28,217
	122,133	118,231
Accumulated depreciation	(90,605)	(77,053)
Property and equipment, net	$31,528	$41,178
Depreciation expense was $16.6 million, $19.9 million and $17.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both December 31, 2024 and 2023. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2024 and 2023 were as follows:

	As of December 31, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,495	$(1,401)	$94	$55,540	$(46,065)	$9,475
Non-compete agreements	—	—	—	12,020	(10,058)	1,962
Trademarks	—	—	—	19,870	(14,266)	5,604
Acquired technology	150,097	(112,791)	37,306	150,097	(90,776)	59,321
Capitalized software development costs	81,080	(23,847)	57,233	56,147	(10,937)	45,210
	$232,672	$(138,039)	$94,633	$293,674	$(172,102)	$121,572
The estimated useful lives and weighted average remaining amortization periods for intangible assets at December 31, 2024 are as follows (in years):

	Estimated Useful Life	Weighted Average Remaining Amortization Period
Customer relationships	4	0.3
Acquired technology	5 - 7	1.9
Capitalized software development costs	5	3.8
Total		3.1
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. Amortization expense included in cost of revenues on the consolidated statements of comprehensive loss was $35.2 million, $31.1 million and $25.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense included in operating expenses on the consolidated statements of comprehensive loss was $17.0 million, $20.7 million and $18.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of December 31, 2024 was as follows:

Amortization
Year Ended December 31,
2025	$37,359
2026	30,791
2027	14,855
2028	8,586
2029	3,042
Total amortization	$94,633
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Accrued data center equipment, software and services	$2,704	$1,922
Accrued transaction processing fees	5,904	5,183
Accrued professional services	2,748	2,405
Lease and other restructuring charges	1,868	2,428
Other	5,015	4,533
Accrued liabilities	$18,239	$16,471
10. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal, therefore no amounts related to this option is recognized as part of lease liabilities or right of use assets. Pursuant to the second agreement, the Company leases office space with lease terms of approximately ten years, with an option to extend the lease on the second building from five to ten years. The Company also leases office space in other U.S. cities located in Nebraska, Iowa, North Carolina and Minnesota. Internationally, the Company leases offices in India, Australia and the United Kingdom. The Company believes its current facilities will be adequate for its needs for the foreseeable future.
Rent expense under operating leases was $5.7 million, $5.3 million and $7.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2024	2023	2022
Lease expense:
Operating lease expense	$9,360	$9,257	$11,002
Sublease income	(949)	(1,004)	(1,308)
Total lease expense	$8,411	$8,253	$9,694

Other information:
Cash paid for operating lease liabilities	$13,220	$12,678	$12,886
Right of use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2024, 2023 and 2022	$2,605	$3,292	$917
Weighted-average remaining lease term - operating leases	6.2 years	6.6 years	7.5 years
Weighted-average discount rate - operating leases	6.0%	6.2%	5.2%

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at December 31, 2024 were as follows:

Operating Leases
Year Ended December 31,
2025	$12,500
2026	10,217
2027	8,915
2028	5,782
2029	4,276
Thereafter	15,712
Total lease payments	57,402
Less: imputed interest	(8,729)
Total operating lease liabilities	$48,673
The Company is reasonably certain to exercise the renewal options on two of its buildings. The future operating lease payments include $15.3 million in optional lease renewals. Additionally, the Company's operating lease liabilities include $10.9 million and right of use assets include $8.1 million in optional lease renewals.
As of December 31, 2024 the Company has active sublease agreements related to excess office space in North Carolina, Texas, Georgia, and Nebraska.
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. During the year ended December 31, 2024, impairment charges of $0.8 million were recorded to right of use assets and charges of $0.1 million were recorded to property and equipment. During the year ended December 31, 2023, an impairment of $1.9 million was recorded to right of use assets, $0.2 million was recorded to property and equipment and an additional $0.3 million was recorded to accrued liabilities and other long-term liabilities for expected expenses and fees associated with exiting the leased office space. These charges were recorded within operating expenses on the consolidated statements of comprehensive loss.
11. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, co-location and third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at December 31, 2024 were as follows:

Contractual Commitments
Year Ended December 31,
2025	$265,876
2026	352,492
2027	11,298
2028	4,621
2029	219
Total commitments	$634,506
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
Gain Contingencies
From time to time the Company may realize a gain contingency, however, recognition will not occur until cash is received. The Company received a favorable settlement of an ordinary course dispute and recognized a gain of $0.7 million during the year ended December 31, 2022. This gain was included in interest and other income in the consolidated statements of comprehensive loss.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Severance and Other Related Costs
During the third quarter of 2024, the Company incurred contractual severance-related expenses for the departure of an executive officer. Additionally, during the second half of 2024, the Company incurred contractual severance-related charges for organizational changes intended to enable the Company to scale the business more efficiently that are included within lease and other restructuring charges on the consolidated statements of comprehensive loss. The severance charges relating to the executive departure are anticipated to be paid out over the 18 months following the executive's departure, consistent with previously disclosed employment arrangements. The remaining severance-related charges associated with organizational changes were substantially paid out in fiscal year 2024. During 2024 cash payments of $1.0 million were made for the incurred costs. The remaining liability related to these charges is included in accrued compensation on the consolidated balance sheets in the amount of $0.9 million as of December 31, 2024.
12. Debt
The following table presents details of the Company's convertible senior notes outstanding as of December 31, 2024, which are further discussed below (principal in thousands):

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
The Notes consist of the following:

	As of December 31, 2024		As of December 31, 2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(1,880)	(669)	(3,133)	(1,398)
Net carrying amount	$302,115	$190,331	$300,862	$189,602
As of December 31, 2024, the if-converted value of the 2026 Notes exceeded the principal amount by $39.2 million, and the if-converted value of the 2025 Notes did not exceed the principal amount. The if-converted value was determined based on the closing price of the Company's stock on December 31, 2024.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into two separate capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls associated with the 2025 Notes have an initial strike price of $140.1443 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls associated with the 2026 Notes have an initial cap price of $139.00 per share. The Capped Calls associated with the 2025 Notes have an initial cap price of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital. The cost of $39.8 million incurred in connection with the Capped Calls associated with the 2025 Notes was recorded as a reduction to additional paid-in capital.
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
Revolving Credit Agreement
On July 29, 2024, the Company entered into a five-year secured Revolving Credit Agreement with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank. The Revolving Credit Agreement provides for a revolving line of credit of up to $125.0 million, which may be drawn upon as revolving loans, swingline loans or letter of credit issuances, with sublimits (i) in the case of swingline loans, in an amount up to $20.0 million and (ii) in the case of letters of credit, in an amount up to $10.0 million. Borrowings under the Revolving Credit Agreement may, at the Company's election, bear interest quarterly at either (a) the base rate plus the applicable margin ("Base Rate Loans") or (b) the adjusted term secured overnight financing rate (the "SOFR"), plus the applicable margin (the "Adjusted Term SOFR Loans"). The applicable margin ranges from 0.75% to 1.50% per annum for Base Rate Loans and 1.75% to 2.50% per annum for Adjusted Term SOFR loans. A commitment fee accrues at a rate ranging from 0.15% to 0.30% per annum, based on the Company's consolidated total net leverage ratio, of the average daily unused portion of the commitment of the lenders.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of December 31, 2024, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of December 31, 2024, $0.9 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the consolidated balance sheets. As of December 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$2,681	$2,532	$2,892
Amortization of debt issuance costs	2,059	2,104	2,719
Total	$4,740	$4,636	$5,611
Debt issuance costs are amortized on a straight-line basis over the expected life of the Notes and the Revolving Credit Agreement, respectively. For the Notes, the straight-line basis approximates the effective interest method. As of December 31, 2024, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 1.4 years and 0.9 years, respectively.
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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company's 2014 Plan. As of December 31, 2024, 6,164 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of December 31, 2024, 1,224 shares remain authorized and available for future issuance under the ESPP.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's consolidated statements of comprehensive loss:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$11,821	$13,346	$12,262
Sales and marketing	16,779	16,771	15,379
Research and development	16,456	15,157	13,987
General and administrative	44,159	33,914	23,529
Total stock-based compensation expense	$89,215	$79,188	$65,157
Stock-based compensation capitalized as an asset was $5.1 million, $5.3 million and $3.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Stock Options
There were no stock options granted during the years ended December 31, 2024, 2023 or 2022.
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2022	363	$34.42
Granted	—	—
Exercised	(27)	26.06
Forfeited	—	—
Expired	(12)	35.80
Balance as of December 31, 2022	324	35.07
Granted	—	—
Exercised	(74)	30.91
Forfeited	—	—
Expired	(4)	27.86
Balance as of December 31, 2023	246	36.43
Granted	—	—
Exercised	(234)	35.90
Forfeited	—	—
Expired	—	—
Balance as of December 31, 2024	12	$47.00
The summary of stock options outstanding as of December 31, 2024 is as follows:

	Options Outstanding and Exercisable
Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$47.00	12	$47.00	0.2
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $0.4 million and $0.6 million, respectively. The total fair value of stock options vested during each of the years ended December 31, 2024, 2023 and 2022 was zero, zero and $0.01 million, respectively.
As of December 31, 2024, the aggregate intrinsic value of options outstanding was $0.6 million. As of December 31, 2024, all options are vested, therefore the unrecognized stock-based compensation expense related to stock options is zero.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2022	1,620	$90.75
Granted	2,186	45.62
Vested	(609)	82.50
Forfeited	(253)	78.70
Nonvested as of December 31, 2022	2,944	59.99
Granted	1,981	32.31
Vested	(963)	63.59
Forfeited	(366)	48.39
Nonvested as of December 31, 2023	3,596	44.96
Granted	1,513	49.30
Vested	(1,231)	50.49
Forfeited	(361)	45.45
Nonvested as of December 31, 2024	3,517	$44.84
The total fair value of restricted stock units vested during each of the years ended December 31, 2024, 2023 and 2022 was $75.7 million, $32.5 million and $29.1 million, respectively. Total unrecognized stock-based compensation expense related to restricted stock units was $113.1 million, which the Company expects to recognize over a weighted average period of 2.4 years.
Market Stock Units and Performance Stock Units
MSU and PSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2022	281	$59.74
Granted	239	46.75
Vested	—	—
Forfeited	(121)	41.71
Nonvested as of December 31, 2022	399	57.42
Granted	587	39.59
Vested	(4)	23.21
Forfeited	(48)	55.55
Nonvested as of December 31, 2023	934	46.45
Granted	389	59.92
Change in awards based on performance(1)	11	88.40
Vested	(82)	45.90
Forfeited	(191)	59.12
Nonvested as of December 31, 2024	1,061	$49.58
________________________________________________________________________
(1)Represents the change in the number of MSUs earned based on performance achievement for the performance period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Significant assumptions used in the Monte Carlo simulation model for the TSR PSUs and MSUs granted during the year ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Volatility	53.5 - 54.1%	52.7% - 54.8%	45.4%
Risk-free interest rate	4.2 - 4.5%	3.9% - 4.5%	1.9%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
The total fair value of MSUs and PSUs vested during each of the years ended December 31, 2024, 2023 and 2022 was $5.6 million, $0.1 million and zero, respectively. Total unrecognized stock-based compensation expense related to MSUs and PSUs was $30.4 million, which the Company expects to recognize over a weighted average period of 1.7 years.
Employee Stock Purchase Plan
The following summarizes the assumptions used for estimating the fair value of ESPP purchase rights:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4 - 5.4%	5.3 - 5.4%	0.3% - 4.7%
Expected life (in years)	0.5	0.5	0.3 - 0.5
Expected volatility	38.4 - 40.8%	37.2 - 66.0%	49.7% - 65.6%
Dividend yield	—	—	—
Grant date fair value per share	$16.55 - $28.10	$9.71 - $9.87	$9.45 - $17.30
During the year ended December 31, 2024, the Company's employees purchased 150 shares under the ESPP at a weighted-average price of $39.04 per share, resulting in cash proceeds of $5.9 million. Total unrecognized stock-based compensation expense related to the ESPP was $1.0 million, which the Company expects to recognize over a weighted average period of 0.4 years.
14. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2024	2023
U.S.	$(38,615)	$(64,164)
Non-U.S.	7,755	2,342
Loss before income taxes	$(30,860)	$(61,822)
The components of the Company's provision for income taxes consisted of the following:

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

	Year Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$—	$—	$—
Foreign	2,151	1,976	959
State	3,025	660	1,268
Total current taxes	$5,176	$2,636	$2,227
Deferred taxes:
Federal	$1,427	$420	$420
Foreign	276	(251)	(355)
State	797	757	616
Total deferred taxes	2,500	926	681
Provision for income taxes	$7,676	$3,562	$2,908
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the current year, the Company reclassified certain prior period items in the deferred tax footnote to adjust the current year presentation in various components of its deferred tax assets. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
NOL and credit carryforwards	$116,084	$128,670
Deferred revenue	26,069	22,802
Accrued expenses and other	7,190	6,285
Stock-based compensation	11,080	11,425
Lease liabilities	11,633	13,600
Interest expense carryforwards	—	6,202
Convertible debt hedge	2,957	5,727
IRC Section 174 expenditures	73,860	56,711
Total deferred tax assets	248,873	251,422
Deferred tax liabilities:
Deferred expenses	(17,858)	(14,960)
Depreciation and amortization	(11,441)	(17,491)
Capitalized software	(1,690)	(1,694)
Right of use assets	(7,166)	(8,497)
Total deferred tax liabilities	(38,155)	(42,642)
Deferred tax assets less tax liabilities	210,718	208,780
Less: valuation allowance	(217,053)	(212,614)
Net deferred tax liability	$(6,335)	$(3,834)
The Company had federal net operating loss carryforwards of approximately $438.4 million and $504.0 million at December 31, 2024 and 2023, respectively, of which $4.6 million will expire at various dates beginning in 2027, if not utilized, and $433.8 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held federal R&D tax credits of $8.9 million and state tax credits of $0.2 million for the year ended December 31, 2024, and federal R&D tax credits of $8.9 million and state tax credits of $0.3 million for the year ended December 31, 2023. The federal and state tax credit carry overs will begin to expire in 2033, if not utilized.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2024, the valuation allowance increased by approximately $4.4 million due to continuing operations.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
At December 31, 2024, the Company did not provide any U.S. income or foreign withholding taxes on approximately $14.5 million of foreign subsidiaries' undistributed earnings, as such earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.
The Company's provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2024, 2023, and 2022, respectively, primarily as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Income tax at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of:
Increase in deferred tax valuation allowance	(26.4)	(0.7)	(14.8)
Stock compensation	(0.2)	(12.4)	(4.8)
Acquisitions	—	—	(0.2)
R&D credit	—	—	(2.4)
State taxes, net of federal benefit	1.3	4.5	0.6
Change in uncertain tax positions	(1.2)	0.4	1.5
Executive compensation	(13.5)	(4.8)	(1.8)
GILTI inclusion	(2.0)	—	(1.6)
Foreign NOL write-off	—	(14.5)	—
Federal return to provision	—	2.7	—
Other permanent items	(2.0)	(2.0)	(0.2)
Income tax provision effective rate	(23.1)%	(5.8)%	(2.7)%
The total amount of uncertain tax positions as of December 31, 2024 and 2023 was $1.1 million and $0.7 million, respectively. The reconciliation of uncertain tax positions at the beginning and end of the year is as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$720	$977
Gross increase (decrease) related to prior year positions	38	(510)
Gross increase related to current year positions	338	253
Ending balance	$1,096	$720
At December 31, 2024, approximately $1.1 million would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2024, the Company had no accrued interest. The Company does not believe it is reasonably possible that any of its unrecognized tax positions will be resolved within the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and in each foreign jurisdiction in which we have operations. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2021. Operating losses and credits generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses and credits are utilized. The tax years 2021 through 2024 remain open to examination by all the major taxing jurisdictions to which the Company is subject.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
15. Employee Benefit Plan
In January 2009, the Company adopted a 401(k) retirement savings plan, or 401(k) Plan, covering substantially all employees. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion.
The Company makes matching contributions equal to 50% of employee contributions, up to 6% of each participant's compensation. Employees are eligible to participate upon date of hire and are immediately vested in all matching contributions. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $7.8 million, $7.8 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
16. Segments and Geographic Information
All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions in a single operating segment. The Company is a leading provider of digital solutions to financial institutions, FinTechs and Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. The Company derives the majority of its revenues from subscription fees for the use of its solutions hosted in either the Company's third-party data centers or with third-party public cloud service providers, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to its solutions and certain third-party related pass-through fees. Additionally, see Note 3 - Revenue for additional information about disaggregated revenue.
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, and the financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the consolidated statements of comprehensive loss as net loss. The significant expenses within net income (loss) on which the CODM relies include those that are reported on the consolidated statements of comprehensive loss. The measure of the Company's single operating segment assets is reported on the consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.
17. Related Parties
The Company had no material related party transactions for the years ended December 31, 2024, 2023 and 2022.