Form 10-Q
period 2025-03-31
Q2 Holdings, Inc.
filed 2025-05-07
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,303,843 shares of Common Stock, $0.0001 par value per share as of April 30, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•the risks associated with recent U.S. tariffs and trade measures and resulting market volatility, including in the financial services sector, potential inflationary pressures and the impact of any monetary policy changes that may be implemented as a result, the possibility and potential impact of any retaliatory tariffs and the impact on the valuation of marketable securities;
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
•the risks associated with the development of our solutions, including artificial intelligence, or AI, based solutions and changes to the market for our solutions compared to our expectations;
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
•the risks inherent in third-party technology and implementation partnerships including defects, failures or interruptions in third-party services or solutions, that could cause harm to our business;
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
•the risk that our debt repayment obligations may adversely affect our financial condition and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$383,902	$358,560
Restricted cash	1,575	2,233
Investments	102,147	88,066
Accounts receivable, net	62,597	42,084
Contract assets, current portion, net	6,370	7,888
Prepaid expenses and other current assets	21,729	23,512
Deferred solution and other costs, current portion	30,254	26,611
Deferred implementation costs, current portion	10,201	9,706
Total current assets	618,775	558,660
Property and equipment, net	28,025	31,528
Right of use assets	28,920	30,402
Deferred solution and other costs, net of current portion	28,300	28,116
Deferred implementation costs, net of current portion	27,403	26,408
Intangible assets, net	90,529	94,633
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	12,463	9,483
Other long-term assets	2,572	2,696
Total assets	$1,349,856	$1,294,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,580	$9,354
Accrued liabilities	24,250	18,239
Accrued compensation	18,638	32,949
Convertible notes, current portion	190,514	190,331
Deferred revenues, current portion	174,094	137,700
Lease liabilities, current portion	10,084	10,327
Total current liabilities	432,160	398,900
Convertible notes, net of current portion	302,429	302,115
Deferred revenues, net of current portion	26,981	27,281
Lease liabilities, net of current portion	36,019	38,346
Other long-term liabilities	6,809	10,357
Total liabilities	804,398	776,999
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,304 issued and outstanding as of March 31, 2025 and 60,728 shares issued and outstanding as of December 31, 2024	6	6
Additional paid-in capital	1,206,649	1,183,893
Accumulated other comprehensive loss	(1,720)	(1,873)
Accumulated deficit	(659,477)	(664,230)
Total stockholders' equity	545,458	517,796
Total liabilities and stockholders' equity	$1,349,856	$1,294,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$189,735	$165,508
Cost of revenues	88,745	83,256
Gross profit	100,990	82,252
Operating expenses:
Sales and marketing	26,527	25,445
Research and development	37,853	34,862
General and administrative	32,322	30,176
Amortization of acquired intangibles	93	4,828
Lease and other restructuring charges	2,006	1,126
Total operating expenses	98,801	96,437
Income (loss) from operations	2,189	(14,185)
Other income (expense):
Interest and other income	4,586	3,189
Interest and other expense	(1,535)	(1,292)
Total other income, net	3,051	1,897
Income (loss) before income taxes	5,240	(12,288)
Provision for income taxes	(487)	(1,555)
Net income (loss)	$4,753	$(13,843)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(24)	126
Foreign currency translation adjustment	177	(321)
Comprehensive income (loss)	$4,906	$(14,038)
Net income (loss) per common share
Basic	$0.08	$(0.23)
Diluted	$0.07	$(0.23)
Weighted average common shares outstanding
Basic	61,222	59,446
Diluted	64,820	59,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Total stockholders' equity, beginning balances	$517,796	$448,479

Common stock and additional paid-in capital:
Beginning balances	1,183,899	1,075,284
Stock-based compensation expense	22,209	22,126
Exercise of stock options	547	8,404
Ending balances	1,206,655	1,105,814

Accumulated deficit:
Beginning balances	(664,230)	(625,694)
Net income (loss)	4,753	(13,843)
Ending balances	(659,477)	(639,537)

Accumulated other comprehensive loss:
Beginning balances	(1,873)	(1,111)
Other comprehensive income (loss)	153	(195)
Ending balances	(1,720)	(1,306)

Total stockholders' equity, ending balances	$545,458	$464,971

Common stock (in shares):
Beginning balances	60,728	59,031
Exercise of stock options	12	234
Shares issued for the vesting of restricted stock awards	1,564	834
Ending balances	62,304	60,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,753	$(13,843)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	6,961	6,411
Depreciation and amortization	13,720	17,523
Amortization of debt issuance costs	543	496
Amortization of premiums and discounts on investments	(301)	(371)
Stock-based compensation expense	21,010	20,801
Deferred income taxes	(2,042)	(269)
Lease restructuring and impairments	434	542
Other non-cash items	31	(137)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,505)	(11,303)
Prepaid expenses and other current assets	1,787	(3,940)
Deferred solution and other costs	(7,219)	(9,747)
Deferred implementation costs	(4,485)	(3,750)
Contract assets, net	(1,461)	1,121
Other long-term assets	1,488	752
Accounts payable	5,404	(6,431)
Accrued liabilities	(8,542)	(6,861)
Deferred revenues	36,093	23,168
Deferred rent and other long-term liabilities	(4,138)	(726)
Net cash provided by operating activities	43,531	13,436
Cash flows from investing activities:
Purchases of investments	(33,980)	(75)
Maturities of investments	20,175	30,986
Purchases of property and equipment	(785)	(1,405)
Capitalized software development costs	(4,914)	(6,010)
Net cash provided by (used in) investing activities	(19,504)	23,496
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	547	8,404
Net cash provided by financing activities	547	8,404
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	(189)
Net increase in cash, cash equivalents and restricted cash	24,684	45,147
Cash, cash equivalents and restricted cash, beginning of period	360,793	233,632
Cash, cash equivalents and restricted cash, end of period	$385,477	$278,779
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$98	$128
Stock-based compensation for capitalized software development	$634	$803
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company or Q2, is a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, wishing to incorporate banking into their customer engagement and servicing strategies. The Company's solutions transform the ways in which its customers engage with account holders and end users, or End Users, enabling them to deliver robust suites of digital banking, digital lending and relationship pricing, and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K ("Form 10-K"), filed with the SEC on February 12, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the three months ended March 31, 2025 and 2024. No customer accounted for 10% or more of accounts receivable, net as of March 31, 2025 and December 31, 2024.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended March 31, 2025 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income (Loss) per Common Share
The following table sets forth the computations of net income (loss) per share for the periods listed:

	Three Months Ended March 31,
	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$4,753	$(13,843)
Denominator:
Weighted-average common shares outstanding, basic	61,222	59,446
Net income (loss) per common share, basic	$0.08	$(0.23)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$4,753	$(13,843)
Denominator:
Weighted-average common shares outstanding, basic	61,222	59,446
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	3,593	—
Shares issuable pursuant to the ESPP	5	—
Weighted-average common shares outstanding, diluted	64,820	59,446
Net income (loss) per common share, diluted	$0.07	$(0.23)
Due to a net loss, basic and diluted income (loss) per share were the same for the three months ended March 31, 2024, as the effect of all potentially dilutive securities would have been anti-dilutive. The dilutive impact of the convertible senior notes was calculated using the if-converted method. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	As of March 31,
	2025	2024
Stock options, restricted stock units, market stock units and performance stock units	273	5,341
Shares issuable pursuant to the ESPP	—	70
Shares related to convertible notes	4,793	4,793
Anti-dilutive shares excluded from diluted income per common share	5,066	10,204
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures" which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.
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
3. Revenues
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2025	2024
Subscription	$154,289	$130,357
Transactional	18,617	17,051
Services and other	16,829	18,100
Total revenues	$189,735	$165,508
Deferred Revenues
The net increase in the deferred revenue balance for the three months ended March 31, 2025 was primarily driven by the amounts due in advance of satisfying the Company's performance obligations of $227.3 million for current year invoices, partially offset by the recognition of $124.3 million of revenue recognized from current year invoices, the recognition of $65.4 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and $1.5 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On March 31, 2025, the Company had $2.30 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. The Company recorded a de minimis provision for expected credit losses for the three months ended March 31, 2025, and no provisions for the three months ended March 31, 2024, and no charges were taken against the allowance at either March 31, 2025 or 2024. The allowance for credit losses related to contract assets was $0.03 million and $0.02 million as of March 31, 2025 and December 31, 2024, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. The Company recorded $0.02 million and no provision for expected losses during the three months ended March 31, 2025 and 2024, respectively, and $0.02 million and no write-offs have been charged against the allowance as of March 31, 2025 and 2024, respectively. The allowance for credit losses related to accounts receivable was $0.3 million as of both March 31, 2025 and December 31, 2024.
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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2025:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$51,848	$51,848	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$48,736	$—	$48,736	$—
Certificates of deposit	14,398	—	14,398	—
U.S. government securities	38,588	—	38,588	—
	$101,722	$—	$101,722	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2025 and December 31, 2024 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during either of the three months ended March 31, 2025 or 2024.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended March 31, 2025, the Company determined there was no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company's cash was $332.1 million and $294.4 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of March 31, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,848	$—	$—	$51,848

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$48,674	$85	$(23)	$48,736
Certificates of deposit	14,391	11	(4)	14,398
U.S. government securities	38,583	21	(16)	38,588
	$101,648	$117	$(43)	$101,722
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$63,945	$—	$—	$63,945
Certificates of deposit	245	—	—	245
	$64,190	$—	$—	$64,190

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$46,626	$104	$(28)	$46,702
Certificates of deposit	14,076	20	(4)	14,092
U.S. government securities	26,917	22	(17)	26,922
	$87,619	$146	$(49)	$87,716
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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2025	December 31, 2024
Due within one year or less	$74,425	$49,460
Due after one year through two years	27,297	38,256
	$101,722	$87,716

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of March 31, 2025 and December 31, 2024.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of March 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$20,067	$(23)	$—	$—
Certificates of deposit	3,706	(4)	—	—
U.S. government securities	24,847	(16)	—	—
	$48,620	$(43)	$—	$—
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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both March 31, 2025 and December 31, 2024. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the three months ended March 31, 2025.
Intangible assets at March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$—	$—	$—	$1,495	$(1,401)	$94
Acquired technology	150,097	(118,295)	31,802	150,097	(112,791)	37,306
Capitalized software development costs	86,628	(27,901)	58,727	81,080	(23,847)	57,233
	$236,725	$(146,196)	$90,529	$232,672	$(138,039)	$94,633

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. During the three months ended March 31, 2025 and 2024, the Company capitalized software development costs of $5.5 million and $6.8 million, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income (loss) was $9.6 million and $8.3 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income (loss) was $0.1 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2025 was as follows:

Amortization
Year Ended December 31,
2025 (April 1 to December 31)	$28,540
2026	31,900
2027	15,965
2028	9,696
2029	4,151
Thereafter	277
Total amortization	$90,529
7. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas, in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal under this agreement, therefore no amount related to this option is recognized as part of lease liabilities or right of use assets. Pursuant to the second agreement, the Company leases office space with lease terms of approximately ten years, with an option to extend the lease on the second building from five to ten years. The Company also leases office space in other U.S. cities located in Nebraska, Iowa and North Carolina. Internationally, the Company leases offices in India and Australia, and from time to time, employees may work from flexible office spaces in the U.S. and internationally. The Company believes its current facilities will be adequate for its needs for the foreseeable future.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at March 31, 2025 were as follows:

Operating Leases
Year Ended December 31,
2025 (April 1 to December 31)	$9,241
2026	10,219
2027	8,917
2028	5,783
2029	4,276
Thereafter	15,712
Total lease payments	54,148
Less: imputed interest	(8,045)
Total operating lease liabilities	$46,103
The operating lease liabilities include $11.1 million in optional lease renewals where the Company is reasonably certain of exercising those options.
During the three months ended March 31, 2025 and 2024, no impairment charges related to right of use or other lease related assets were recorded.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. See Note 9 - Debt for additional information about the Company's convertible senior notes. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, co-location and third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at March 31, 2025 were as follows:

Contractual Commitments
Year Ended December 31,
2025 (April 1 to December 31)	$241,154
2026	370,099
2027	31,090
2028	12,022
2029	182
Thereafter	—
Total commitments	$654,547
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising both in and outside the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
In March 2025, the Company agreed to settle a dispute with a former commercial real estate broker related to commissions for the lease of its current headquarters, pursuant to which the Company agreed to pay $1.8 million to settle the matter in full. The Company has recorded the entire amount to accrued liabilities on its condensed consolidated balance sheet, and the corresponding charges are recorded within general and administrative expenses on its condensed consolidated statements of comprehensive income (loss). The Company considers this specific settlement as a non-recurring charge due to the unique nature of the dispute and the underlying facts, which are outside the normal course of its business.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
9. Debt
Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of March 31, 2025, which are further discussed below (principal in thousands):

	Date Issued	Maturity Date (1)	Principal	Interest Rate per Annum	Conversion Rate for Each $1,000 Principal (2)	Initial Conversion Price per Share
2026 Notes	June 1, 2019	June 1, 2026	$303,995	0.75%	$11.2851	$88.61
2025 Notes	November 15, 2020	November 15, 2025	$191,000	0.125%	$7.1355	$140.14
_______________________________________________________________________
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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchase of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income, net on the condensed consolidated statements of comprehensive income (loss). The Company may repurchase additional 2025 Notes and/or 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
The Notes consist of the following:

	As of March 31, 2025		As of December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(1,566)	(486)	(1,880)	(669)
Net carrying amount	$302,429	$190,514	$302,115	$190,331
As of March 31, 2025, the 2026 Notes and 2025 Notes were not convertible. As of March 31, 2025, the if-converted value of the Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on March 31, 2025.
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of March 31, 2025, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of March 31, 2025, $0.8 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$718	$629
Amortization of debt issuance costs	543	496
Total	$1,261	$1,125
Debt issuance costs are amortized on a straight-line basis over the expected life of the Notes and the Revolving Credit Agreement, respectively. For the Notes, the straight-line basis approximates the effective interest method. As of March 31, 2025, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 1.2 years and 0.6 years, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of March 31, 2025, 5,273 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of March 31, 2025, 1,224 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$3,218	$3,165
Sales and marketing	3,452	3,871
Research and development	4,042	3,843
General and administrative	10,298	9,922
Total stock-based compensation expense	$21,010	$20,801
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2025 is based on the estimated annual effective tax rate for fiscal year 2025. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 9.3% and (12.7)% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.
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
As of March 31, 2025, the Company had $1.1 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2024. The Company's tax years 2021 through 2024 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

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
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, and the financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the condensed consolidated statements of comprehensive income (loss). The significant expenses within net income (loss) on which the CODM relies include those that are reported on the condensed consolidated statements of comprehensive income (loss). The measure of the Company's single operating segment assets is reported on the consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2025. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements," which include a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with End Users. Our solutions comprise a broad and deep portfolio of digital banking solutions, digital lending and relationship pricing solutions, Q2 Innovation Studio and Helix. Q2 Innovation Studio leverages Q2's open technology platform to enable a partnership ecosystem, allowing the design, development and distribution of innovative products, services, features and integrations on Q2's digital banking platform. Helix serves as a cloud-native core and banking as a service, or BaaS, solution. We purpose-build our platforms and solutions to enable success for our customers and partners by allowing them to digitize their operations and offerings, differentiate their digital brands, integrate traditional and emerging financial services and ultimately, enhance their End-User acquisition, engagement and retention and improve their operational efficiencies and profitability.
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
Founded over 20 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market acceptance of our solutions, strategic investments and acquisitions. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium business, or SMBs and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End-User expectations for more innovative and engaging digital financial experiences. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and embracing these market dynamics. We have developed a comprehensive suite of offerings to accelerate and optimize this transformation for our customers, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs and Alt-FIs.

We offer our solutions to most of our customers using a software-as-a-service, or SaaS, model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users, as defined in "Key Operating Measures" below, or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of End Users on our solutions, the number of transactions that End Users perform on our solutions and the excess number of users and transactions above what is included in our standard subscription fee. As a result, our revenues from digital banking platform customers grow as our customers buy more solutions from us and increase the number of End Users utilizing our solutions and as those users increase their number of transactions on our solutions. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred.
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
Recent Events
The recent imposition by the United States of additional tariffs in March 2025 on a broad range of imports from multiple countries, and the potential for further expansion of such tariffs, including retaliatory tariffs being imposed by foreign countries, has introduced new uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners or customers, which could affect demand for our solutions and services or increase our cost of service delivery over time.
To date, these developments have not had a material impact on our operations or financial performance. However, we continue to monitor the evolving trade landscape, including any additional tariffs or retaliatory measures that may arise, given the potential for broader macroeconomic implications and downstream effects on the financial services industry.
The duration and severity of these and other economic conditions and their long-term effects on us and our customers remain uncertain and difficult to predict. Refer to "Special Note Regarding Forward-Looking Statements" above for further discussion of the impact and possible future impacts of general economic uncertainty and the current challenges facing the financial services industry on our business.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that the number of Registered Users will grow at a faster rate than our number of Installed Customers. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 24.7 million, 22.0 million and 21.1 million Registered Users as of December 31, 2024, 2023 and 2022, respectively. Registered Users as of March 31, 2025 were 26.2 million compared to 23.0 million as of March 31, 2024.

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
Our Subscription ARR was $681.9 million, $593.9 million and $500.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Subscription ARR as of March 31, 2025 was $702.4 million compared to $615.1 million as of March 31, 2024. Our Total ARR was $824.2 million, $734.8 million and $655.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total ARR as of March 31, 2025 was $846.6 million compared to $761.0 million as of March 31, 2024.

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
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements can have a material impact on our GAAP financial results. Beginning in the year ended December 31, 2024, because there was no impact of purchase accounting on revenue, our non-GAAP total revenue is now equivalent to our GAAP total revenue, and we have therefore not reported non-GAAP total revenue.
Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements. There was no deferred revenue reduction from purchase accounting or transaction-related costs in either of the three months ended March 31, 2025 or 2024. We believe excluding these items is useful for the following reasons:
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
•Non-recurring legal settlements. We exclude certain legal settlement costs that we deem not to be in the ordinary course of our business operations ("non-recurring legal settlements"). In March 2025, the Company entered into a settlement agreement to settle a dispute with a former commercial real estate broker related to commissions for the lease of its current headquarters, pursuant to which the Company agreed to pay $1.8 million to settle the matter in full. We believe excluding this amount from our non-GAAP financial measures provides meaningful insight and allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results to peer companies, both with and without such adjustments.
The following table presents a reconciliation of GAAP operating income (loss) to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP operating income (loss)	$2,189	$(14,185)
Stock-based compensation	21,010	20,801
Amortization of acquired technology	5,505	5,504
Amortization of acquired intangibles	93	4,828
Lease and other restructuring charges	2,150	1,133
Non-recurring legal settlements	1,750	—
Non-GAAP operating income	$32,697	$18,081
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes and interest and other (income) expense, net. There were no transaction-related costs in either of the three months ended March 31 2025 or 2024. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income (loss). The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$4,753	$(13,843)
Stock-based compensation	21,010	20,801
Depreciation and amortization	13,720	17,523
Lease and other restructuring charges	2,150	1,133
Non-recurring legal settlements	1,750	—
Provision for income taxes	487	1,555
Interest and other (income) expense, net	(3,160)	(1,936)
Adjusted EBITDA	$40,710	$25,233
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

General and Administrative
General and administrative expenses consist primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, of our administrative, finance and accounting, information systems, compliance and security, legal, human resources employees and the majority of our executive team. General and administrative expenses also include consulting and professional fees, travel and other corporate expenses to comply with regulations governing public companies and financial institutions.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$189,735	$165,508
Cost of revenues(1)	88,745	83,256
Gross profit	100,990	82,252
Operating expenses:
Sales and marketing	26,527	25,445
Research and development	37,853	34,862
General and administrative	32,322	30,176
Amortization of acquired intangibles	93	4,828
Lease and other restructuring charges	2,006	1,126
Total operating expenses	98,801	96,437
Income (loss) from operations	2,189	(14,185)
Total other income, net	3,051	1,897
Income (loss) before income taxes	5,240	(12,288)
Provision for income taxes	(487)	(1,555)
Net income (loss)	$4,753	$(13,843)
_______________________________________________________________________________
(1) Includes amortization of acquired technology of $5.5 million for each of the three months ended March 31, 2025 and 2024.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Cost of revenues(1)	46.8	50.3
Gross profit	53.2	49.7
Operating expenses:
Sales and marketing	14.0	15.4
Research and development	20.0	21.1
General and administrative	17.0	18.2
Amortization of acquired intangibles	—	2.9
Lease and other restructuring charges	1.1	0.7
Total operating expenses	52.1	58.3
Income (loss) from operations	1.2	(8.6)
Total other income, net	1.6	1.1
Income (loss) before income taxes	2.8	(7.4)
Provision for income taxes	(0.3)	(0.9)
Net income (loss)	2.5%	(8.4)%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 2.9% and 3.3% for the three months ended March 31, 2025 and 2024, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Revenues	$189,735	$165,508	$24,227	14.6%
Revenues increased by $24.2 million, or 14.6%, from $165.5 million for the three months ended March 31, 2024 to $189.7 million for the three months ended March 31, 2025. This increase in revenue was primarily attributable to a $23.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $1.6 million increase in transactional revenue from usage of our solutions, partially offset by a decrease of $1.3 million in services and other revenue from declines in professional and discretionary services and Helix related pass-through revenue.
We believe that elevated interest rates have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions, which we believe is a result of banking conditions placing an importance on attracting and retaining deposits. As of the three months ended March 31, 2025, our subscription revenue growth was 18% year over year, and we expect subscription revenue will continue to increase as a percentage of total revenue. We continue to observe declines in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe are related to customer spending patterns and budget cycles, and will likely continue until the general economic outlook improves.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Cost of revenues	$88,745	$83,256	$5,489	6.6%
Percentage of revenues	46.8%	50.3%
Cost of revenues increased by $5.5 million, or 6.6%, from $83.3 million for the three months ended March 31, 2024 to $88.7 million for the three months ended March 31, 2025. This increase was primarily attributable to a $3.5 million increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $1.9 million net increase in third-party public cloud service provider costs, co-location facility costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $1.5 million increase from the amortization of capitalized software development and capitalized implementation services and a $0.3 million increase in overhead costs and other discretionary expenses, partially offset by a $1.2 million decrease as a result of higher capitalized implementation costs and a $0.5 million decrease in services, primarily in pass-through and bill-pay fees.
We intend to continue to invest in our implementation and customer support teams and third-party partners for intellectual property and transactional processing in our solutions and technology infrastructure to standardize our business processes and drive future efficiency in our implementations, serve our customers and support our growth as we continue the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. As we continue to make these investments over the long term, we expect they will increase cost of revenues in absolute dollars as we grow our business, and we expect such expenses to decline as a percentage of revenue, based on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees and other related costs.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Sales and marketing	$26,527	$25,445	$1,082	4.3%
Percentage of revenues	14.0%	15.4%
Sales and marketing expenses increased by $1.1 million, or 4.3%, from $25.4 million for the three months ended March 31, 2024 to $26.5 million for the three months ended March 31, 2025. This increase was primarily attributable to a $0.5 million increase in personnel costs and a $0.5 million increase in travel-related and other discretionary expenses.
Sales and marketing expenses as a percentage of total revenues may change in any given period based on factors such as the addition of newly hired sales professionals, the timing of significant marketing events such as our annual in-person client conference, which we typically hold during the second quarter of each year, and the amount of sales commissions expense amortized. Commissions are generally capitalized and then amortized over the expected period of customer benefit. We anticipate that sales and marketing expenses will increase in absolute dollars in the long term as we continue to support our revenue growth and increase marketing spend to attract new customers, retain and grow business with existing customers, build brand awareness, and as we continue to hold various experiences for our current and prospective customers. While sales and marketing expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long term as our revenues grow and we realize cost efficiencies in the business.
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Research and development	$37,853	$34,862	$2,991	8.6%
Percentage of revenues	20.0%	21.1%
Research and development expenses increased by $3.0 million, or 8.6%, from $34.9 million for the three months ended March 31, 2024 to $37.9 million for the three months ended March 31, 2025. This increase was primarily attributable to a $1.4 million increase from lower software development and implementation services costs due to lower capitalized hours and the strategic realignment and expansion of our global innovation capabilities, a $1.0 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.5 million increase in other discretionary expenses.
We intend to continue our investments in our software development teams and the associated technology in order to serve our customers and support our growth. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital offerings. While research and development expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long term as our revenues grow and we realize cost efficiencies in the business.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
General and administrative	$32,322	$30,176	$2,146	7.1%
Percentage of revenues	17.0%	18.2%
General and administrative expenses increased by $2.1 million, or 7.1%, from $30.2 million for the three months ended March 31, 2024 to $32.3 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily attributable to a $1.8 million non-recurring legal settlement charge related to certain litigation as discussed in Note 8 - Commitments and Contingencies and a $0.4 million increase in personnel costs to support the growth of our business.
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
Amortization of Acquired Intangibles

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Amortization of acquired intangibles	$93	$4,828	$(4,735)	(98.1)%
Percentage of revenues	—%	2.9%
Amortization of acquired intangibles decreased by $4.7 million, or 98.1%, from $4.8 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. The acquired intangible assets are related to previously disclosed business combinations, and the decrease in amortization is related to intangible assets that became fully amortized.
Lease and Other Restructuring Charges

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Lease and other restructuring charges	$2,006	$1,126	$880	78.2%
Percentage of revenues	1.1%	0.7%
Lease and other restructuring charges increased by $0.9 million, or 78.2%, from $1.1 million for the three months ended March 31, 2024 to $2.0 million for the three months ended March 31, 2025. The increase in lease and other restructuring charges was primarily attributable to a $1.2 million increase related to severance for compensation-related charges associated with restructuring or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value, partially offset by a net $0.4 million decrease related to updated assessments and ongoing expenses of previously vacated facilities.

Total Other Income, Net

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Total other income, net	$3,051	$1,897	$1,154	60.8%
Percentage of revenues	1.6%	1.1%
Total other income, net increased by $1.2 million, or 60.8%, from $1.9 million for the three months ended March 31, 2024 to $3.1 million for the three months ended March 31, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	(%)
Provision for income taxes	$(487)	$(1,555)	$(1,068)	(68.7)%
Percentage of revenues	(0.3)%	(0.9)%
Total provision for income taxes decreased by $1.1 million, or 68.7%, from $1.6 million for the three months ended March 31, 2024 to $0.5 million for the three months ended March 31, 2025. The decrease was primarily driven by a $0.5 million decrease in federal income taxes, a $0.4 million decrease in state income taxes and a $0.2 million decrease in foreign tax.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including the timing of investments to grow our business. The timing of our implementation activities and corresponding revenues from new customers are subject to fluctuations based on the timing of our sales, which has historically tended to be lower in the first half of the year. The timing of our implementations also varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. General economic conditions and other global events may impact our business and our customers' spending patterns and budget cycles, and these conditions may disrupt any seasonality trends that may otherwise typically be inherent in our historical operating results. Our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future results.
Liquidity and Capital Resources
Sources of Liquidity
We have financed our operations primarily through the proceeds from the issuance of common stock from our initial public offering in March 2014, additional registered common stock offerings, convertible note offerings, and cash flows from operations. As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents and investments of $486.0 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$43,531	$13,436
Investing activities	(19,504)	23,496
Financing activities	547	8,404
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	(189)
Net increase in cash, cash equivalents and restricted cash	$24,684	$45,147
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income (loss) less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the three months ended March 31, 2025, our net cash and cash equivalents provided by operating activities was $43.5 million, which consisted of net income of $4.8 million and non-cash adjustments of $40.4 million, partially offset by cash outflows from changes in operating assets and liabilities of $1.6 million. The primary drivers of cash outflows in operating assets and liabilities were a $20.5 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing of annual billings, a $11.7 million cash outflow resulting from a net increase in deferred solution costs primarily from annual commission payments and deferred implementation costs and a $8.5 million cash outflow resulting from a decrease in accrued liabilities primarily driven by our annual bonus payout. Cash outflows were partially offset by a $36.1 million cash inflow resulting from an increase in deferred revenue due to the increase in billings for services to be provided in future periods and deposits received from customers in advance of service delivery and a $5.4 million cash inflow resulting from an increase in accounts payable primarily driven by the timing of payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs, deferred income taxes and lease impairments, partially offset by amortization of premiums and discounts on investments.
For the three months ended March 31, 2024, our net cash and cash equivalents provided by operating activities was $13.4 million, which consisted of a net loss of $13.8 million and non-cash adjustments of $45.0 million, partially offset by cash outflows from changes in operating assets and liabilities of $17.7 million. The primary drivers of cash outflows in operating assets and liabilities were a $13.5 million cash outflow resulting from a net increase in deferred solution costs primarily due to annual commission payments and deferred implementation costs from both new customers and existing customer expansions, a $13.3 million cash outflow resulting from a decrease in accounts payable and accrued liabilities due to timing of payments in support of our expanding customer base and related growth in our technical infrastructure and payment of annual bonuses during the first quarter and a $11.3 million cash outflow resulting from an increase in accounts receivable primarily due to the timing of annual billings at the end of the current quarter. Cash outflows were partially offset by cash inflows primarily resulting from a $23.2 million cash inflow due to an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payment. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by amortization of premiums and discounts on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the three months ended March 31, 2025, our net cash used in investing activities was $19.5 million, consisting of $34.0 million for purchases of investments, $4.9 million for capitalized software development costs and $0.8 million for the purchase of property and equipment, partially offset by $20.2 million received from the maturities of investments.
For the three months ended March 31, 2024, our net cash provided by investing activities was $23.5 million, consisting of $31.0 million received from the maturities of investments, partially offset by $6.0 million in capitalized software development costs and $1.4 million for the purchase of property and equipment.

Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes as well as net proceeds from exercises of stock options, contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock and payments for debt issuance costs related to the Revolving Credit Agreement.
For the three months ended March 31, 2025, our net cash provided by financing activities was $0.5 million, attributable to cash received from exercises of stock options.
For the three months ended March 31, 2024, our net cash provided by financing activities was $8.4 million due to cash received from exercises of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes and Revolving Credit Agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases, non-recurring legal settlements and other purchase commitments as of the three months ended March 31, 2025 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K. There were no material changes to our significant accounting policies.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities. As of March 31, 2025, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.

Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of March 31, 2025, there were no amounts drawn on the Revolving Credit Agreement.
During the three months ended March 31, 2025, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.
Foreign Currency Risk
As of March 31, 2025, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of March 31, 2025, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" and the risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factors set forth below updates, and should be read in conjunction with, the risk factors disclosed in such Annual Report on Form 10-K. Other than the risk factor set forth below, we believe there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.
The recent imposition by the United States of additional tariffs in March 2025 on a broad range of imports from multiple countries, and the potential for further expansion of such tariffs, including retaliatory tariffs being imposed by foreign countries, has introduced new uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners, or customers, which could affect demand for our solutions and services or increase our cost of service delivery over time.
To date, these developments have not had a material impact on our operations or financial performance. However, we continue to monitor the evolving trade landscape, including any additional tariffs or retaliatory measures that may arise, given the potential for broader macroeconomic implications and downstream effects on the financial services industry.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
M. Scott Kerr, Senior Vice President, General Counsel, modified his previously adopted Rule 10b5-1 Trading Plan. Mr. Kerr's Rule 10b5-1 Trading Plan was entered into on December 13, 2024, was set to expire September 30, 2025 and provided for the potential sale of up to 14,109 shares of the Company's common stock. The modified Rule 10b5-1 Trading Plan entered into on March 17, 2025 will cover the potential sale of up to 2,610 shares of the Company's common stock between June 16, 2025 and September 30, 2025. The actual number of shares to be sold under the Rule 10b5-1 Trading Plan will be net of any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.

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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the three months ended March 31, 2025, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
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

Q2 HOLDINGS, INC.
May 7, 2025	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer and Chairman (Principal Executive Officer)

May 7, 2025	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)