Form 10-Q
period 2025-06-30
Q2 Holdings, Inc.
filed 2025-07-30
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,442,411 shares of Common Stock, $0.0001 par value per share as of July 30, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements and information contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify these statements by words such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "potential," "predicts," "projects," "should," "will," "strategy," "future," "likely," or "would" or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•the risks associated with continued uncertainty regarding U.S. tariffs and trade measures and resulting market volatility, including in the financial services sector, potential inflationary pressures and the impact of any monetary policy changes that may be implemented as a result, the possibility and potential impact of any retaliatory tariffs and the impact on the valuation of marketable securities;
•the risks associated with cyberattacks, financial transaction fraud, data and privacy breaches and breaches of security measures within our products, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant costs and liabilities and harm to our business and reputation and our ability to sell our solutions;
•the impact of and our ability to respond to global economic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of mergers and acquisitions within the banking sector, inflationary pressures, elevated and fluctuating interest rates, instability in the financial services industry, any changes to, or new, financial regulations and their potential impacts on our prospects' and customers' operations, increased acceptance and use of emerging financial products, such as cryptocurrencies or stablecoin, the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
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
•the risks associated with geopolitical instability, including acts of war or military conflict, uncertainties or discord, including the continuing war in Ukraine and rising conflicts in the Middle East, heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;
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
•the risks associated with operating within and selling into a regulated industry, including risks related to evolving regulation of, and litigation with respect to, AI and machine learning, the receipt, collection, storage, processing and transfer of data and increased regulatory scrutiny on financial technology and related services, including specifically on banking-as-a-service, or BaaS, services;
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
•the risk that our debt repayment obligations may adversely affect our financial condition and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled "Risk Factors," and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$414,275	$358,560
Restricted cash	1,742	2,233
Investments	117,797	88,066
Accounts receivable, net	60,323	42,084
Contract assets, current portion, net	8,033	7,888
Prepaid expenses and other current assets	20,321	23,512
Deferred solution and other costs, current portion	27,025	26,611
Deferred implementation costs, current portion	10,230	9,706
Total current assets	659,746	558,660
Property and equipment, net	27,070	31,528
Right of use assets	29,535	30,402
Deferred solution and other costs, net of current portion	27,492	28,116
Deferred implementation costs, net of current portion	28,342	26,408
Intangible assets, net	86,769	94,633
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	11,296	9,483
Other long-term assets	2,294	2,696
Total assets	$1,385,413	$1,294,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,136	$9,354
Accrued liabilities	20,061	18,239
Accrued compensation	23,846	32,949
Convertible notes, current portion	493,438	190,331
Deferred revenues, current portion	179,438	137,700
Lease liabilities, current portion	9,362	10,327
Total current liabilities	732,281	398,900
Convertible notes, net of current portion	—	302,115
Deferred revenues, net of current portion	25,285	27,281
Lease liabilities, net of current portion	36,524	38,346
Other long-term liabilities	6,988	10,357
Total liabilities	801,078	776,999
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,442 issued and outstanding as of June 30, 2025 and 60,728 shares issued and outstanding as of December 31, 2024	6	6
Additional paid-in capital	1,233,480	1,183,893
Accumulated other comprehensive loss	(1,438)	(1,873)
Accumulated deficit	(647,713)	(664,230)
Total stockholders' equity	584,335	517,796
Total liabilities and stockholders' equity	$1,385,413	$1,294,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$195,148	$172,890	$384,883	$338,398
Cost of revenues	90,584	86,063	179,329	169,319
Gross profit	104,564	86,827	205,554	169,079
Operating expenses:
Sales and marketing	27,037	27,733	53,564	53,178
Research and development	36,914	35,759	74,767	70,621
General and administrative	31,034	31,283	63,356	61,459
Amortization of acquired intangibles	—	4,788	93	9,616
Lease and other restructuring charges	(261)	967	1,745	2,093
Total operating expenses	94,724	100,530	193,525	196,967
Income (loss) from operations	9,840	(13,703)	12,029	(27,888)
Other income (expense):
Interest and other income	5,003	3,852	9,589	7,041
Interest and other expense	(1,346)	(1,120)	(2,881)	(2,412)
Total other income, net	3,657	2,732	6,708	4,629
Income (loss) before income taxes	13,497	(10,971)	18,737	(23,259)
Provision for income taxes	(1,733)	(2,089)	(2,220)	(3,644)
Net income (loss)	$11,764	$(13,060)	$16,517	$(26,903)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(53)	51	(77)	177
Foreign currency translation adjustment	335	49	512	(272)
Comprehensive income (loss)	$12,046	$(12,960)	$16,952	$(26,998)
Net income (loss) per common share
Basic	$0.19	$(0.22)	$0.27	$(0.45)
Diluted	$0.18	$(0.22)	$0.25	$(0.45)
Weighted average common shares outstanding
Basic	62,353	60,162	61,790	59,804
Diluted	69,642	60,162	64,963	59,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stockholders' equity, beginning balances	$545,458	$464,971	$517,796	$448,479

Common stock and additional paid-in capital:
Beginning balances	1,206,655	1,105,814	1,183,899	1,075,284
Stock-based compensation expense	23,160	25,610	45,369	47,736
Exercise of stock options	—	—	547	8,404
Issuance of common stock under ESPP	3,671	3,044	3,671	3,044
Ending balances	1,233,486	1,134,468	1,233,486	1,134,468

Accumulated deficit:
Beginning balances	(659,477)	(639,537)	(664,230)	(625,694)
Net income (loss)	11,764	(13,060)	16,517	(26,903)
Ending balances	(647,713)	(652,597)	(647,713)	(652,597)

Accumulated other comprehensive loss:
Beginning balances	(1,720)	(1,306)	(1,873)	(1,111)
Other comprehensive income (loss)	282	100	435	(95)
Ending balances	(1,438)	(1,206)	(1,438)	(1,206)

Total stockholders' equity, ending balances	$584,335	$480,665	$584,335	$480,665

Common stock (in shares):
Beginning balances	62,304	60,099	60,728	59,031
Exercise of stock options	—	—	12	234
Issuance of common stock under ESPP	49	95	49	95
Shares issued for the vesting of restricted stock awards	89	89	1,653	923
Ending balances	62,442	60,283	62,442	60,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$16,517	$(26,903)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	14,566	13,115
Depreciation and amortization	27,275	35,168
Amortization of debt issuance costs	1,086	991
Amortization of premiums and discounts on investments	(835)	(443)
Stock-based compensation expense	43,510	45,132
Deferred income taxes	(1,303)	944
Lease restructuring and impairments	54	717
Other non-cash items	92	(221)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,208)	(16,416)
Prepaid expenses and other current assets	3,235	(941)
Deferred solution and other costs	(6,782)	(9,504)
Deferred implementation costs	(9,211)	(8,050)
Contract assets, net	(1,958)	1,388
Other long-term assets	3,457	2,570
Accounts payable	(4,244)	(5,224)
Accrued liabilities	(8,600)	(1,674)
Deferred revenues	39,734	22,626
Deferred rent and other long-term liabilities	(6,213)	(3,809)
Net cash provided by operating activities	92,172	49,466
Cash flows from investing activities:
Purchases of investments	(66,168)	(33,523)
Maturities of investments	37,195	60,268
Purchases of property and equipment	(2,095)	(2,856)
Capitalized software development costs	(10,549)	(11,835)
Net cash provided by (used in) investing activities	(41,617)	12,054
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	4,218	11,448
Net cash provided by financing activities	4,218	11,448
Effect of exchange rate changes on cash, cash equivalents and restricted cash	451	(260)
Net increase in cash, cash equivalents and restricted cash	55,224	72,708
Cash, cash equivalents and restricted cash, beginning of period	360,793	233,632
Cash, cash equivalents and restricted cash, end of period	$416,017	$306,340
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$1,280	$521
Property and equipment acquired through tenant improvement allowance	$265	$—
Stock-based compensation for capitalized software development	$1,074	$1,540
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K ("Form 10-K"), filed with the SEC on February 12, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three and six months ended June 30, 2025 and 2024. No customer accounted for 10% or more of accounts receivable, net as of June 30, 2025 and December 31, 2024.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended June 30, 2025 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income (Loss) per Common Share
The following table sets forth the computations of net income (loss) per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$11,764	$(13,060)	$16,517	$(26,903)
Denominator:
Weighted-average common shares outstanding, basic	62,353	60,162	61,790	59,804
Net income (loss) per common share, basic	$0.19	$(0.22)	$0.27	$(0.45)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$11,764	$(13,060)	$16,517	$(26,903)
Interest expense, net of tax(1)	845	—	—	—
Adjusted net income (loss) used in diluted computations	$12,609	$(13,060)	$16,517	$(26,903)
Denominator:
Weighted-average common shares outstanding, basic	62,353	60,162	61,790	59,804
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	2,493	—	3,171	—
Shares issuable pursuant to the ESPP	3	—	2	—
Shares related to convertible notes(2)	4,793	—	—	—
Weighted-average common shares outstanding, diluted	69,642	60,162	64,963	59,804
Net income (loss) per common share, diluted	$0.18	$(0.22)	$0.25	$(0.45)
(1) Interest expense has been tax effected using the combined federal and blended state rate of 24.9% for the three months ended June 30, 2025.
(2) The dilutive impact of the convertible senior notes was calculated using the if-converted method. The convertible senior notes were antidilutive for the six months ended June 30, 2025. Convertible debt becomes anti-dilutive when the combined impact of the interest expense, net of tax, per common share obtainable upon conversion exceeds basic earnings per share.
Due to a net loss, basic and diluted income (loss) per share were the same for the three and six months ended June 30, 2024, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, restricted stock units, market stock units and performance stock units	616	5,296	449	5,296
Shares issuable pursuant to the ESPP	15	68	7	68
Shares related to convertible notes	—	4,793	4,793	4,793
Anti-dilutive shares excluded from diluted income per common share	631	10,157	5,249	10,157

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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription	$158,422	$136,064	$312,711	$266,421
Transactional	16,734	17,079	35,351	34,130
Services and other	19,992	19,747	36,821	37,847
Total revenues	$195,148	$172,890	$384,883	$338,398
Deferred Revenues
The net increase in the deferred revenue balance for the six months ended June 30, 2025 was primarily driven by the amounts due in advance of satisfying the Company's performance obligations of $426.6 million for current year invoices, partially offset by the recognition of $277.8 million of revenue recognized from current year invoices, the recognition of $107.1 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and $2.0 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On June 30, 2025, the Company had $2.36 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the six months ended June 30, 2025 and 2024, and no charges were taken against the allowance at either June 30, 2025 or 2024. The allowance for credit losses related to contract assets was $0.04 million and $0.02 million as of June 30, 2025 and December 31, 2024, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the six months ended June 30, 2025 and 2024, and nominal charges were taken against the allowance at each of June 30, 2025 and 2024. The allowance for credit losses related to accounts receivable was $0.4 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2025:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$37,969	$37,969	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$49,235	$—	$49,235	$—
Certificates of deposit	13,454	—	13,454	—
U.S. government securities	54,533	—	54,533	—
	$117,222	$—	$117,222	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of June 30, 2025 and December 31, 2024 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during either of the six months ended June 30, 2025 or 2024.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the six months ended June 30, 2025, the Company determined there was no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.6 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company's cash was $376.3 million and $294.4 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of June 30, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,969	$—	$—	$37,969

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$49,193	$58	$(16)	$49,235
Certificates of deposit	13,457	4	(7)	13,454
U.S. government securities	54,551	13	(31)	54,533
	$117,201	$75	$(54)	$117,222

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2025	December 31, 2024
Due within one year or less	$110,655	$49,460
Due after one year through two years	6,567	38,256
	$117,222	$87,716
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheet. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of June 30, 2025 and December 31, 2024.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of June 30, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$21,075	$(16)	$—	$—
Certificates of deposit	4,707	(7)	—	—
U.S. government securities	49,257	(31)	—	—
	$75,039	$(54)	$—	$—

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both June 30, 2025 and December 31, 2024. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the six months ended June 30, 2025.
Intangible assets at June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$—	$—	$—	$1,495	$(1,401)	$94
Acquired technology	150,097	(123,799)	26,298	150,097	(112,791)	37,306
Capitalized software development costs	92,703	(32,232)	60,471	81,080	(23,847)	57,233
	$242,800	$(156,031)	$86,769	$232,672	$(138,039)	$94,633
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. During the three months ended June 30, 2025 and 2024, the Company capitalized software development costs of $6.1 million and $6.6 million, respectively, and $11.6 million and $13.4 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income (loss) was $9.8 million and $8.6 million for the three months ended June 30, 2025 and 2024, respectively, and $19.4 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income (loss) was zero and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2025 was as follows:

Amortization
Year Ended December 31,
2025 (July 1 to December 31)	$19,312
2026	33,115
2027	17,180
2028	10,910
2029	5,367
Thereafter	885
Total amortization	$86,769

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
During the three months ended June 30, 2025, the Company recorded a $2.4 million lease liability related to the renewal of a U.S. based office lease agreement. The Company recognized a corresponding right-of-use asset of $2.1 million, net of $0.3 million in tenant lease improvements provided. These additions did not involve cash outlays and, therefore, are not reflected in the condensed consolidated statement of cash flows for the six months ended June 30, 2025. The Company believes its current facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed to support future growth.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at June 30, 2025 were as follows:

Operating Leases
Year Ended December 31,
2025 (July 1 to December 31)	$5,973
2026	10,569
2027	9,389
2028	6,266
2029	4,771
Thereafter	16,859
Total lease payments	53,827
Less: imputed interest	(7,941)
Total operating lease liabilities	$45,886
The operating lease liabilities include $11.2 million in optional lease renewals where the Company is reasonably certain of exercising those options.
During the six months ended June 30, 2025 and 2024, no impairment charges related to right of use or other lease related assets were recorded.
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes and the 2025 Notes (each as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. The interest on the 2025 Notes is payable semi-annually on May 15 and November 15 of each year. See Note 9 - Debt for additional information about the Company's convertible senior notes. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial or remaining non-cancelable terms in excess of one year at June 30, 2025 were as follows:

Contractual Commitments
Year Ended December 31,
2025 (July 1 to December 31)	$233,904
2026	366,976
2027	31,090
2028	14,330
2029	182
Thereafter	—
Total commitments	$646,482
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising both in and outside the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
In March 2025, the Company agreed to settle a dispute with a former commercial real estate broker related to commissions for the lease of its current headquarters, pursuant to which the Company paid $1.8 million to settle the matter in full. The Company has recorded the entire amount within general and administrative expenses on its condensed consolidated statements of comprehensive income (loss). The Company considers this specific settlement as a non-recurring charge due to the unique nature of the dispute and the underlying facts, which are outside the normal course of its business.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
9. Debt
Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of June 30, 2025, which are further discussed below (principal in thousands):

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Notes consist of the following:

	As of June 30, 2025		As of December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(1,253)	(304)	(1,880)	(669)
Net carrying amount	$302,742	$190,696	$302,115	$190,331
As of June 30, 2025, the 2026 Notes and 2025 Notes were not convertible. As of June 30, 2025, the if-converted value of the 2026 Notes exceeded the principal amount by $15.8 million, and the if-converted value of the 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on June 30, 2025.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of June 30, 2025, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of June 30, 2025, $0.8 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$708	$630	$1,426	$1,259
Amortization of debt issuance costs	543	495	1,086	991
Total	$1,251	$1,125	$2,512	$2,250
Debt issuance costs are amortized on a straight-line basis over the expected life of the Notes and the Revolving Credit Agreement, respectively. For the Notes, the straight-line basis approximates the effective interest method. As of June 30, 2025, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 0.9 years and 0.4 years, respectively.
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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of June 30, 2025, 5,358 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of June 30, 2025, 1,175 shares remain authorized and available for future issuance under the ESPP.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$2,062	$3,400	$5,280	$6,565
Sales and marketing	3,989	4,469	7,441	8,340
Research and development	4,161	4,625	8,203	8,468
General and administrative	12,288	11,837	22,586	21,759
Total stock-based compensation expense	$22,500	$24,331	$43,510	$45,132
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2025 is based on the estimated annual effective tax rate for fiscal year 2025. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 12.8% and (19.0)% for the three months ended June 30, 2025 and 2024, respectively and 11.8% and (15.7)% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.
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
As of June 30, 2025, the Company had $1.1 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2024. The Company's tax years 2021 through 2024 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in our Annual Report on Form 10-K, filed with the SEC on February 12, 2025. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements," and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, which include a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
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
Recent Events
The recent imposition by the United States of additional tariffs on a broad range of imports from multiple countries and uncertainty regarding the ultimate effectiveness, timing and extent of certain of such tariffs, along with the possibility of retaliatory tariffs being imposed by foreign countries, has introduced new uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners or customers, which could affect demand for our solutions and services or increase our cost-of-service delivery over time.
Additionally, recent changes in the regulatory landscape for financial services and new regulatory developments, including, for example, the GENIUS Act signed into law on July 18, 2025, may impact our prospects' and customers' operations. Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. New regulations or changes to existing regulations may create uncertainty or additional cost for financial services providers as they adjust their operations and compliance efforts. Changes to regulations or new regulations may also encourage the adoption and prevalence of new financial products and services from non-depository institutions, such as cryptocurrencies or stablecoin, which may compete with their more traditional financial services.
Continued heightened geopolitical instability, including acts of war or military conflict, has created additional uncertainty in the marketplace. Heightened geopolitical tensions increase the risks associated with cybersecurity threats, supply chain disruptions, payment delays and failures to settle financial transactions. While we do not have significant operations in directly affected areas, we are unable to predict the impact of geopolitical factors on the global economy or on our financial condition or results of operations.
To date, these developments have not had a material impact on our operations or financial performance. However, given the potential for broader macroeconomic implications and downstream effects on the financial services industry, we continue to monitor the evolving trade landscape, including any additional tariffs or retaliatory measures that may arise, regulatory changes and geopolitical tensions on the global economy.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that over time the number of Registered Users will grow at a faster rate than our number of Installed Customers but may fluctuate from period to period. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 24.7 million, 22.0 million and 21.1 million Registered Users as of December 31, 2024, 2023 and 2022, respectively. Registered Users as of June 30, 2025 were 26.2 million compared to 23.6 million as of June 30, 2024.
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
Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgements and Estimates" in our Form 10-K. We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Integrated Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $681.9 million, $593.9 million and $500.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Subscription ARR as of June 30, 2025 was $716.0 million compared to $633.9 million as of June 30, 2024. Our Total ARR was $824.2 million, $734.8 million and $655.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total ARR as of June 30, 2025 was $860.6 million compared to $783.0 million as of June 30, 2024.
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

Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements. There was no deferred revenue reduction from purchase accounting or transaction-related costs in either of the three and six months ended June 30, 2025 or 2024. We believe excluding these items is useful for the following reasons:
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
•Non-recurring legal settlements. We exclude certain legal settlement costs that we deem not to be in the ordinary course of our business operations ("non-recurring legal settlements"). In March 2025, the Company entered into a settlement agreement to settle a dispute with a former commercial real estate broker related to commissions for the lease of its current headquarters, pursuant to which the Company paid $1.8 million to settle the matter in full. We believe excluding this amount from our non-GAAP financial measures provides meaningful insight and allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results to peer companies, both with and without such adjustments.

The following table presents a reconciliation of GAAP operating income (loss) to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP operating income (loss)	$9,840	$(13,703)	$12,029	$(27,888)
Stock-based compensation	22,500	24,331	43,510	45,132
Amortization of acquired technology	5,504	5,504	11,009	11,008
Amortization of acquired intangibles	—	4,788	93	9,616
Lease and other restructuring charges	(88)	1,555	2,062	2,688
Non-recurring legal settlements	—	—	1,750	—
Non-GAAP operating income	$37,756	$22,475	$70,453	$40,556
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes and interest and other (income) expense, net. There were no transaction-related costs in either of the three and six months ended June 30, 2025 or 2024. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income (loss). The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$11,764	$(13,060)	$16,517	$(26,903)
Stock-based compensation	22,500	24,331	43,510	45,132
Depreciation and amortization	13,555	17,645	27,275	35,168
Lease and other restructuring charges	(88)	1,555	2,062	2,688
Non-recurring legal settlements	—	—	1,750	—
Provision for income taxes	1,733	2,089	2,220	3,644
Interest and other income, net	(3,666)	(2,689)	(6,826)	(4,625)
Adjusted EBITDA	$45,798	$29,871	$86,508	$55,104

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
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was signed into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$195,148	$172,890	$384,883	$338,398
Cost of revenues(1)	90,584	86,063	179,329	169,319
Gross profit	104,564	86,827	205,554	169,079
Operating expenses:
Sales and marketing	27,037	27,733	53,564	53,178
Research and development	36,914	35,759	74,767	70,621
General and administrative	31,034	31,283	63,356	61,459
Amortization of acquired intangibles	—	4,788	93	9,616
Lease and other restructuring charges	(261)	967	1,745	2,093
Total operating expenses	94,724	100,530	193,525	196,967
Income (loss) from operations	9,840	(13,703)	12,029	(27,888)
Total other income, net	3,657	2,732	6,708	4,629
Income (loss) before income taxes	13,497	(10,971)	18,737	(23,259)
Provision for income taxes	(1,733)	(2,089)	(2,220)	(3,644)
Net income (loss)	$11,764	$(13,060)	$16,517	$(26,903)
_______________________________________________________________________________
(1) Includes amortization of acquired technology totaling $5.5 million for each of the three months ended June 30, 2025 and 2024, and $11.0 million for each of the six months ended June 30, 2025 and 2024.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	46.4	49.8	46.6	50.0
Gross profit	53.6	50.2	53.4	50.0
Operating expenses:
Sales and marketing	13.9	16.0	13.9	15.7
Research and development	18.9	20.7	19.4	20.9
General and administrative	15.9	18.1	16.5	18.2
Amortization of acquired intangibles	—	2.8	—	2.8
Lease and other restructuring charges	(0.1)	0.6	0.5	0.6
Total operating expenses	48.5	58.1	50.3	58.2
Income (loss) from operations	5.0	(7.9)	3.1	(8.2)
Total other income, net	1.9	1.6	1.7	1.4
Income (loss) before income taxes	6.9	(6.3)	4.9	(6.9)
Provision for income taxes	(0.9)	(1.2)	(0.6)	(1.1)
Net income (loss)	6.0%	(7.6)%	4.3%	(8.0)%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 2.8% and 3.2% for the three months ended June 30, 2025 and 2024, respectively, and 2.9% and 3.3% for the six months ended June 30, 2025 and 2024, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Revenues	$195,148	$172,890	$22,258	12.9%	$384,883	$338,398	$46,485	13.7%
Revenues increased by $22.3 million, or 12.9%, from $172.9 million for the three months ended June 30, 2024 to $195.1 million for the three months ended June 30, 2025. This increase in revenue was primarily attributable to a $22.4 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $0.2 million increase in services and other revenue, partially offset by a $0.3 million decrease in transactional revenue.
Revenues increased by $46.5 million, or 13.7%, from $338.4 million for the six months ended June 30, 2024 to $384.9 million for the six months ended June 30, 2025. This increase in revenue was primarily attributable to a $46.3 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $1.2 million increase in transactional revenue from usage of our solutions, partially offset by a $1.0 million decrease in services and other revenue from professional and discretionary services and Helix related pass-through revenue.
We believe that elevated interest rates have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions, which we believe is a result of banking conditions placing an importance on attracting and retaining deposits. For the three and six months ended June 30, 2025, our subscription revenue growth was 16% and 17%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue. We continue to observe an overall trend of reduction in customer demand for certain discretionary aspects of our solutions, namely professional services, which we believe are related to customer spending patterns and budget cycles, and will likely continue until the general economic outlook improves.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Cost of revenues	$90,584	$86,063	$4,521	5.3%	$179,329	$169,319	$10,010	5.9%
Percentage of revenues	46.4%	49.8%			46.6%	50.0%
Cost of revenues increased by $4.5 million, or 5.3%, from $86.1 million for the three months ended June 30, 2024 to $90.6 million for the three months ended June 30, 2025. This increase was primarily attributable to a $2.6 million net increase in third-party public cloud service provider costs, co-location facility costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $1.7 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.6 million increase in overhead costs and other discretionary expenses and a $0.4 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, partially offset by a $0.7 million decrease as a result of higher capitalized implementation costs. Increases in personnel costs were largely offset by decreases in stock-based compensation expense.

Cost of revenues increased by $10.0 million, or 5.9%, from $169.3 million for the six months ended June 30, 2024 to $179.3 million for the six months ended June 30, 2025. This increase was primarily attributable to a $4.5 million net increase in third-party public cloud service provider costs, co-location facility costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $3.5 million net increase in personnel costs, including an increase in the number of personnel who provide implementation and customer support services and maintain our data centers and other technical infrastructure, a $3.2 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.9 million increase in overhead costs and other discretionary expenses and a $0.2 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, partially offset by a $1.9 million decrease as a result of higher capitalized implementation costs and a $0.5 million decrease in decrease in pass-through fees.
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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Sales and marketing	$27,037	$27,733	$(696)	(2.5)%	$53,564	$53,178	$386	0.7%
Percentage of revenues	13.9%	16.0%			13.9%	15.7%
Sales and marketing expenses decreased by $0.7 million, or 2.5%, from $27.7 million for the three months ended June 30, 2024 to $27.0 million for the three months ended June 30, 2025. This decrease was primarily attributable to a $0.5 million decrease in costs related to our annual in-person client conference and other discretionary expenses and a $0.2 million decrease in personnel costs, primarily from decreases in stock-based compensation.
Sales and marketing expenses increased by $0.4 million, or 0.7%, from $53.2 million for the six months ended June 30, 2024 to $53.6 million for the six months ended June 30, 2025. This increase was primarily attributable to $0.2 million increase in travel-related and other discretionary expenses and a $0.2 million net increase in personnel costs.
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

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Research and development	$36,914	$35,759	$1,155	3.2%	$74,767	$70,621	$4,146	5.9%
Percentage of revenues	18.9%	20.7%			19.4%	20.9%
Research and development expenses increased by $1.2 million, or 3.2%, from $35.8 million for the three months ended June 30, 2024 to $36.9 million for the three months ended June 30, 2025. This increase was primarily attributable to a $0.7 million increase in travel-related and other discretionary expenses and a $0.6 million increase from lower capitalization of software development and implementation services costs from the strategic realignment and expansion of our global innovation capabilities, partially offset by a $0.3 million decrease in personnel costs, primarily due to a decrease in stock-based compensation expenses.
Research and development expenses increased by $4.1 million, or 5.9%, from $70.6 million for the six months ended June 30, 2024 to $74.8 million for the six months ended June 30, 2025. This increase was primarily attributable to a $2.0 million increase from lower capitalization of software development and implementation services costs from the strategic realignment and expansion of our global innovation capabilities, a $1.2 million increase in travel-related and other discretionary expenses and a $0.8 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions.
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
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
General and administrative	$31,034	$31,283	$(249)	(0.8)%	$63,356	$61,459	$1,897	3.1%
Percentage of revenues	15.9%	18.1%			16.5%	18.2%
General and administrative expenses decreased by $0.2 million, or 0.8%, from $31.3 million for the three months ended June 30, 2024 to $31.0 million for the three months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to decreases in professional services.
General and administrative expenses increased by $1.9 million, or 3.1%, from $61.5 million for the six months ended June 30, 2024 to $63.4 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to a $1.8 million non-recurring legal settlement charge related to certain litigation as discussed in Note 8 - Commitments and Contingencies and a $0.3 million increase in personnel costs, including stock-based compensation, to support the growth of our business, partially offset by a $0.2 million net decrease in professional services, software and other discretionary expenses.
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

Amortization of Acquired Intangibles

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Amortization of acquired intangibles	$—	$4,788	$(4,788)	(100.0)%	$93	$9,616	$(9,523)	(99.0)%
Percentage of revenues	—%	2.8%			—%	2.8%
Amortization of acquired intangibles decreased by $4.8 million, or 100.0%, from $4.8 million for the three months ended June 30, 2024 to zero for the three months ended June 30, 2025 and decreased by $9.5 million, or 99.0%, from $9.6 million for the six months ended June 30, 2024 to $0.1 million for the six months ended June 30, 2025. The decrease in amortization in both periods is related to acquired intangible assets that have been fully amortized.
Lease and Other Restructuring Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Lease and other restructuring charges	$(261)	$967	$(1,228)	(127.0)%	$1,745	$2,093	$(348)	(16.6)%
Percentage of revenues	(0.1)%	0.6%			0.5%	0.6%
Lease and other restructuring charges decreased by $1.2 million, or 127.0%, from $1.0 million for the three months ended June 30, 2024 to a credit of $0.3 million for the three months ended June 30, 2025. The decrease in lease and other restructuring charges was primarily attributable to a $0.9 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including a $0.7 million reversal of a previously accrued lease restructuring liability which was recorded in the second quarter ended June 30, 2025. The reversal was made in conjunction with the Company's decision during the second quarter to reoccupy a part of a facility lease which it previously vacated for sublease. Additionally, there was a $0.3 million decrease in the current period as compared to the prior year period as a result of severance charges associated with restructuring or eliminating certain positions that were recognized in the previous period.
Lease and other restructuring charges decreased by $0.3 million or 16.6%, from $2.1 million for the six months ended June 30, 2024 to $1.7 million for the six months ended June 30, 2025. The decrease in lease and other restructuring charges was primarily attributable to a $1.3 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including a $0.7 million reversal of a previously accrued lease restructuring liability recorded in the second quarter ended June 30, 2025, partially offset by a $0.9 million increase in severance charges associated with restructuring or eliminating certain positions in connection with initiatives intended to align our resources to the portions of our business that we believe will drive the most long-term value.
Total Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Total other income, net	$3,657	$2,732	$925	33.9%	$6,708	$4,629	$2,079	44.9%
Percentage of revenues	1.9%	1.6%			1.7%	1.4%
Total other income, net increased by $0.9 million, or 33.9%, from $2.7 million for the three months ended June 30, 2024 to $3.7 million for the three months ended June 30, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period, partially offset by expenses associated with the Company's Revolving Credit Agreement.

Total other income, net increased by $2.1 million, or 44.9%, from $4.6 million for the six months ended June 30, 2024 to $6.7 million for the six months ended June 30, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period, partially offset by expenses associated with the Company's Revolving Credit Agreement.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Provision for income taxes	$(1,733)	$(2,089)	$(356)	(17.0)%	$(2,220)	$(3,644)	$(1,424)	(39.1)%
Percentage of revenues	(0.9)%	(1.2)%			(0.6)%	(1.1)%
Total provision for income taxes decreased by $0.4 million, or 17.0%, from $2.1 million for the three months ended June 30, 2024 to $1.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a $0.6 million decrease in foreign taxes, partially offset by a $0.2 million increase in state income taxes.
Total provision for income taxes decreased by $1.4 million, or 39.1%, from $3.6 million for the six months ended June 30, 2024 to $2.2 million for the six months ended June 30, 2025. The decrease was primarily driven by a $0.8 million decrease in foreign taxes, a $0.4 million decrease in federal income taxes and a $0.2 million decrease in state income taxes.
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
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents and investments of $532.1 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months, including the repayment of our 2025 Notes and 2026 Notes upon maturity. We also believe that our longer-term working capital, planned capital expenditures, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$92,172	$49,466
Investing activities	(41,617)	12,054
Financing activities	4,218	11,448
Effect of exchange rate changes on cash, cash equivalents and restricted cash	451	(260)
Net increase in cash, cash equivalents and restricted cash	$55,224	$72,708

Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income (loss) less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the six months ended June 30, 2025, our net cash and cash equivalents provided by operating activities was $92.2 million, which consisted of net income of $16.5 million and non-cash adjustments of $84.4 million, partially offset by cash outflows from changes in operating assets and liabilities of $8.8 million. The primary drivers of cash outflows in operating assets and liabilities were a $18.2 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing of annual billings, a $16.0 million cash outflow resulting from a net increase in deferred solution costs primarily from annual commission payments and deferred implementation costs and a $12.8 million cash outflow resulting from a decrease in accounts payable and accrued liabilities due to timing of payments and payment of annual bonuses during the first quarter. Cash outflows were partially offset by a $39.7 million cash inflow resulting from an increase in deferred revenue due to the increase in billings for services to be provided in future periods and deposits received from customers in advance of service delivery. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs and amortization of debt issuance costs, partially offset by a decrease in deferred income taxes.
For the six months ended June 30, 2024, our net cash and cash equivalents provided by operating activities was $49.5 million, which consisted of a net loss of $26.9 million and non-cash adjustments of $95.4 million, partially offset by cash outflows from changes in operating assets and liabilities of $19.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $17.6 million increase in deferred solution costs primarily from annual commission payments, and deferred implementation costs from both new customers and existing customer expansions, a $16.4 million increase in accounts receivable primarily due to the timing of annual billings at the end of the current quarter and a $6.9 million decrease in accounts payable and accrued liabilities due to timing of payments and payment of annual bonuses during the first quarter. Cash outflows were partially offset by cash inflows resulting from a $22.6 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payment. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease impairments, partially offset by amortization of premiums and discounts on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the six months ended June 30, 2025, our net cash used in investing activities was $41.6 million, consisting of $66.2 million for purchases of investments, $10.5 million for capitalized software development costs and $2.1 million for the purchase of property and equipment, partially offset by $37.2 million received from the maturities of investments.
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
For the six months ended June 30, 2025, our net cash provided by financing activities was $4.2 million, attributable to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
For the six months ended June 30, 2024, our net cash provided by financing activities was $11.4 million due to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.

Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes and Revolving Credit Agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases, non-recurring legal settlements and other purchase commitments as of June 30, 2025 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities. As of June 30, 2025, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of June 30, 2025, there were no amounts drawn on the Revolving Credit Agreement.
During the three months ended June 30, 2025, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.

Foreign Currency Risk
As of June 30, 2025, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of June 30, 2025, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" and the risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factor set forth below updates, and should be read in conjunction with, the risk factors disclosed in such Annual Report on Form 10-K. Other than the risk factor set forth below, we believe there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.
The recent imposition by the United States of additional tariffs on a broad range of imports from multiple countries, and the potential for further expansion of such tariffs, including retaliatory tariffs being imposed by foreign countries, has introduced new uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners, or customers, which could affect demand for our solutions and services or increase our cost of service delivery over time.
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
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
John Breeden, Chief Delivery Officer, entered into a Rule 10b5-1 Trading Plan on May 19, 2025. Mr. Breeden's plan provides for the potential sale of up to 126,328 shares of the Company's common stock between August 18, 2025 and August 25, 2026, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.

James Offerdahl, Director, entered into a Rule 10b5-1 Trading Plan on May 13, 2025. Mr. Offerdahl's plan provides for the potential sale of up to 3,627 shares of the Company's common stock between August 12, 2025 and August 25, 2026.

Lynn Atchison, Director, entered into a Rule 10b5-1 Trading Plan on June 6, 2025. Ms. Atchison's plan provides for the potential sale of up to 5,000 shares of the Company's common stock between September 5, 2025 and September 5, 2026.
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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the six months ended June 30, 2025, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
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

Q2 HOLDINGS, INC.
July 30, 2025	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer and Chairman (Principal Executive Officer)

July 30, 2025	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)