Form 10-Q
period 2025-09-30
Q2 Holdings, Inc.
filed 2025-11-05
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
 or
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
Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QTWO	New York Stock Exchange
Common Stock, $0.0001 par value	QTWO	NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,530,005 shares of Common Stock, $0.0001 par value per share as of October 31, 2025.

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
•the risks associated with cyberattacks, financial transaction fraud, data and privacy breaches and breaches of security measures within our products, systems and infrastructure or the products, systems and infrastructure of third parties upon which we rely and the resultant disruption, costs and liabilities and harm to our business and reputation and our ability to sell our solutions;
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
•the risks associated with the development of our solutions, including artificial intelligence, or AI, based solutions, our AI and data strategies and solutions, and changes to the market for our solutions compared to our expectations;
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
•the risks associated with geopolitical instability, including acts of war or military conflict, uncertainties or discord, including the continuing war in Ukraine and conflicts in the Middle East, heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;
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
•the risks inherent in third-party technology and implementation partnerships including defects, failures, interruptions, or disruptions in third-party services or solutions, that could disrupt our services or otherwise cause harm to our business;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$472,393	$358,560
Restricted cash	2,139	2,233
Investments	96,341	88,066
Accounts receivable, net	69,877	42,084
Contract assets, current portion, net	6,236	7,888
Prepaid expenses and other current assets	20,407	23,512
Deferred solution and other costs, current portion	29,514	26,611
Deferred implementation costs, current portion	10,359	9,706
Total current assets	707,266	558,660
Property and equipment, net	24,572	31,528
Right of use assets	28,687	30,402
Deferred solution and other costs, net of current portion	26,818	28,116
Deferred implementation costs, net of current portion	29,319	26,408
Intangible assets, net	82,317	94,633
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	12,361	9,483
Other long-term assets	2,492	2,696
Total assets	$1,426,701	$1,294,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,132	$9,354
Accrued liabilities	26,793	18,239
Accrued compensation	23,415	32,949
Convertible notes, current portion	493,933	190,331
Deferred revenues, current portion	170,289	137,700
Lease liabilities, current portion	9,088	10,327
Total current liabilities	731,650	398,900
Convertible notes, net of current portion	—	302,115
Deferred revenues, net of current portion	28,645	27,281
Lease liabilities, net of current portion	36,063	38,346
Other long-term liabilities	7,458	10,357
Total liabilities	803,816	776,999
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,510 issued and outstanding as of September 30, 2025 and 60,728 shares issued and outstanding as of December 31, 2024	6	6
Additional paid-in capital	1,257,400	1,183,893
Accumulated other comprehensive loss	(1,856)	(1,873)
Accumulated deficit	(632,665)	(664,230)
Total stockholders' equity	622,885	517,796
Total liabilities and stockholders' equity	$1,426,701	$1,294,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$201,704	$175,021	$586,587	$513,419
Cost of revenues	92,859	85,962	272,188	255,281
Gross profit	108,845	89,059	314,399	258,138
Operating expenses:
Sales and marketing	26,401	25,558	79,965	78,736
Research and development	38,932	36,901	113,699	107,522
General and administrative	31,705	31,495	95,061	92,954
Amortization of acquired intangibles	—	4,776	93	14,392
Lease and other restructuring charges	803	3,129	2,548	5,222
Total operating expenses	97,841	101,859	291,366	298,826
Income (loss) from operations	11,004	(12,800)	23,033	(40,688)
Other income (expense):
Interest and other income	5,487	4,617	15,076	11,658
Interest and other expense	(1,283)	(1,354)	(4,164)	(3,766)
Total other income, net	4,204	3,263	10,912	7,892
Income (loss) before income taxes	15,208	(9,537)	33,945	(32,796)
Provision for income taxes	(160)	(2,260)	(2,380)	(5,904)
Net income (loss)	$15,048	$(11,797)	$31,565	$(38,700)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	65	383	(12)	560
Foreign currency translation adjustment	(483)	230	29	(42)
Comprehensive income (loss)	$14,630	$(11,184)	$31,582	$(38,182)
Net income (loss) per common share
Basic	$0.24	$(0.20)	$0.51	$(0.65)
Diluted	$0.23	$(0.20)	$0.49	$(0.65)
Weighted average common shares outstanding
Basic	62,458	60,310	62,015	59,974
Diluted	69,858	60,310	65,076	59,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stockholders' equity, beginning balances	$584,335	$480,665	$517,796	$448,479

Common stock and additional paid-in capital:
Beginning balances	1,233,486	1,134,468	1,183,899	1,075,284
Stock-based compensation expense	23,920	25,636	69,289	73,372
Exercise of stock options	—	—	547	8,404
Issuance of common stock under ESPP	—	—	3,671	3,044
Ending balances	1,257,406	1,160,104	1,257,406	1,160,104

Accumulated deficit:
Beginning balances	(647,713)	(652,597)	(664,230)	(625,694)
Net income (loss)	15,048	(11,797)	31,565	(38,700)
Ending balances	(632,665)	(664,394)	(632,665)	(664,394)

Accumulated other comprehensive loss:
Beginning balances	(1,438)	(1,206)	(1,873)	(1,111)
Other comprehensive income (loss)	(418)	613	17	518
Ending balances	(1,856)	(593)	(1,856)	(593)

Total stockholders' equity, ending balances	$622,885	$495,117	$622,885	$495,117

Common stock (in shares):
Beginning balances	62,442	60,283	60,728	59,031
Exercise of stock options	—	—	12	234
Issuance of common stock under ESPP	—	—	49	95
Shares issued for the vesting of restricted stock awards	68	118	1,721	1,041
Ending balances	62,510	60,401	62,510	60,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$31,565	$(38,700)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	21,983	19,851
Depreciation and amortization	40,888	52,819
Amortization of debt issuance costs	1,628	1,517
Amortization of premiums and discounts on investments	(934)	(852)
Stock-based compensation expense	66,767	69,456
Deferred income taxes	(897)	2,074
Lease restructuring and impairments	103	1,608
Other non-cash items	536	(377)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,965)	(14,793)
Prepaid expenses and other current assets	4,485	(5,937)
Deferred solution and other costs	(12,098)	(9,110)
Deferred implementation costs	(14,013)	(12,769)
Contract assets, net	(1,225)	4,102
Other long-term assets	4,340	4,557
Accounts payable	(1,409)	(6,311)
Accrued liabilities	(2,141)	1,696
Deferred revenues	33,944	30,520
Deferred rent and other long-term liabilities	(7,792)	(6,635)
Net cash provided by operating activities	137,765	92,716
Cash flows from investing activities:
Purchases of investments	(91,503)	(67,347)
Maturities of investments	84,150	75,555
Purchases of property and equipment	(4,812)	(5,253)
Capitalized software development costs	(16,175)	(17,589)
Net cash used in investing activities	(28,340)	(14,634)
Cash flows from financing activities:
Debt issuance costs related to revolving credit agreement	—	(942)
Proceeds from exercise of stock options and ESPP	4,218	11,448
Net cash provided by financing activities	4,218	10,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash	96	(72)
Net increase in cash, cash equivalents and restricted cash	113,739	88,516
Cash, cash equivalents and restricted cash, beginning of period	360,793	233,632
Cash, cash equivalents and restricted cash, end of period	$474,532	$322,148
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$542	$930
Stock-based compensation for capitalized software development	$1,515	$2,270
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K ("Form 10-K"), filed with the SEC on February 12, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three and nine months ended September 30, 2025 and 2024. No customer accounted for 10% or more of accounts receivable, net as of September 30, 2025 and December 31, 2024.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the nine months ended September 30, 2025 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income (Loss) per Common Share
The following table sets forth the computations of net income (loss) per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$15,048	$(11,797)	$31,565	$(38,700)
Denominator:
Weighted-average common shares outstanding, basic	62,458	60,310	62,015	59,974
Net income (loss) per common share, basic	$0.24	$(0.20)	$0.51	$(0.65)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$15,048	$(11,797)	$31,565	$(38,700)
Interest expense, net of tax(1)	845	—	—	—
Adjusted net income (loss) used in diluted computations	$15,893	$(11,797)	$31,565	$(38,700)
Denominator:
Weighted-average common shares outstanding, basic	62,458	60,310	62,015	59,974
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	2,600	—	3,056	—
Shares issuable pursuant to the ESPP	7	—	5	—
Shares related to convertible notes(2)	4,793	—	—	—
Weighted-average common shares outstanding, diluted	69,858	60,310	65,076	59,974
Net income (loss) per common share, diluted	$0.23	$(0.20)	$0.49	$(0.65)
(1) Interest expense has been tax effected using the combined federal and blended state rate of 24.9% for the three and nine months ended September 30, 2025.
(2) The dilutive impact of the convertible senior notes was calculated using the if-converted method. The convertible senior notes were antidilutive for the nine months ended September 30, 2025. Convertible debt becomes anti-dilutive when the combined impact of the interest expense, net of tax, per common share obtainable upon conversion exceeds basic earnings per share.
Due to a net loss, basic and diluted income (loss) per share were the same for the three and nine months ended September 30, 2024, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options, restricted stock units, market stock units and performance stock units	127	5,104	104	5,104
Shares issuable pursuant to the ESPP	—	68	—	68
Shares related to convertible notes	—	4,793	4,793	4,793
Anti-dilutive shares excluded from diluted income per common share	127	9,965	4,897	9,965

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board, or FASB, issued ASU No. 2025-06, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments are intended to reduce diversity in practice and provide clearer criteria for determining which implementation and development costs should be capitalized versus expensed. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities may apply a prospective transition approach, a modified transition approach, or a retrospective transition approach. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" which provides targeted improvements to the guidance for measuring expected credit losses. The amendments are intended to enhance consistency in application and clarify the treatment of certain financial assets within the scope of Topic 326. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures" which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.

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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription	$165,218	$140,592	$477,929	$407,013
Transactional	17,886	16,797	53,237	50,927
Services and other	18,600	17,632	55,421	55,479
Total revenues	$201,704	$175,021	$586,587	$513,419
Deferred Revenues
The net increase in the deferred revenue balance for the nine months ended September 30, 2025 was primarily driven by the amounts due in advance of satisfying the Company's performance obligations of $623.2 million for current year invoices, partially offset by the recognition of $458.2 million of revenue recognized from current year invoices, the recognition of $128.3 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and $2.7 million from the netting of contract assets and liabilities on a contract-by-contract basis. Amounts recognized from deferred revenues represent primarily revenue from the sale of subscription and implementation services.
Remaining Performance Obligations
On September 30, 2025, the Company had $2.52 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenue that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the nine months ended September 30, 2025 and 2024, and no charges were taken against the allowance at either September 30, 2025 or 2024. The allowance for credit losses related to contract assets was $0.03 million and $0.02 million as of September 30, 2025 and December 31, 2024, respectively.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the nine months ended September 30, 2025 and 2024, and nominal charges were taken against the allowance at each of September 30, 2025 and 2024. The allowance for credit losses related to accounts receivable was $0.4 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2025:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets
Cash Equivalents:
Money market funds	$59,267	$59,267	$—	$—
U.S. government securities	2,000	2,000	—	—
	$61,267	$61,267	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$43,386	$—	$43,386	$—
Certificates of deposit	10,767	—	10,767	—
U.S. government securities	41,501	—	41,501	—
	$95,654	$—	$95,654	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of September 30, 2025 and December 31, 2024 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheets date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income (expense), net on the condensed consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during either of the nine months ended September 30, 2025 or 2024.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the nine months ended September 30, 2025, the Company determined there was no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.7 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company's cash was $411.1 million and $294.4 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of September 30, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$59,267	$—	$—	$59,267
U.S. government securities	2,000	—	—	2,000
	$61,267	$—	$—	$61,267

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$43,336	$55	$(5)	$43,386
Certificates of deposit	10,760	7	—	10,767
U.S. government securities	41,473	30	(2)	41,501
	$95,569	$92	$(7)	$95,654

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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2025	December 31, 2024
Due within one year or less	$87,578	$49,460
Due after one year through two years	8,076	38,256
	$95,654	$87,716
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the condensed consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of September 30, 2025 and December 31, 2024.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of September 30, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$4,290	$(4)	$1,953	$(1)
Certificates of deposit	748	—	—	—
U.S. government securities	1,228	(2)	—	—
	$6,266	$(6)	$1,953	$(1)

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both September 30, 2025 and December 31, 2024. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the nine months ended September 30, 2025.
Intangible assets at September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$—	$—	$—	$1,495	$(1,401)	$94
Acquired technology	150,097	(129,303)	20,794	150,097	(112,791)	37,306
Capitalized software development costs	98,380	(36,857)	61,523	81,080	(23,847)	57,233
	$248,477	$(166,160)	$82,317	$232,672	$(138,039)	$94,633
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to seven years. During the three months ended September 30, 2025 and 2024, the Company capitalized software development costs of $6.1 million and $6.5 million, respectively, and $17.7 million and $19.9 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income (loss) was $10.1 million and $9.0 million for the three months ended September 30, 2025 and 2024, respectively, and $29.5 million and $25.9 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income (loss) was zero and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $14.4 million for the nine months ended September 30, 2025 and 2024, respectively.
During the period ended September 30, 2025, the Company recognized an impairment loss related to capitalized software development costs for certain software assets that are no longer expected to be recoverable. The Company calculated the impairment by comparing the carrying amount of the asset to its estimated fair value using a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.4 million to research and development expense within the Company's condensed consolidated statements of comprehensive income (loss) during the three and nine months ended September 30, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The estimated future amortization expense related to intangible assets as of September 30, 2025 was as follows:

Amortization
Year Ended December 31,
2025 (October 1 to December 31)	$9,444
2026	34,197
2027	18,264
2028	12,037
2029	6,580
Thereafter	1,795
Total amortization	$82,317
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
During the nine months ended September 30, 2025, the Company recorded $4.0 million in lease liabilities related to the renewals and expansions of our office lease agreements. The Company recognized corresponding right of use assets of $3.3 million, net of $0.7 million in tenant lease improvement allowances. As of September 30, 2025, the Company has received no reimbursements for this allowance, and has a remaining allowance receivable of $0.7 million included as a component of prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. The Company believes its current facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed to support future growth.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at September 30, 2025 were as follows:

Operating Leases
Year Ended December 31,
2025 (October 1 to December 31)	$3,001
2026	10,795
2027	9,684
2028	6,468
2029	4,947
Thereafter	18,522
Total lease payments	53,417
Less: imputed interest	(8,266)
Total operating lease liabilities	$45,151
The operating lease liabilities include $11.3 million in optional lease renewals where the Company is reasonably certain of exercising those options.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. During the three and nine months ended September 30, 2025, impairment charges of $0.5 million were recorded to right of use assets. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive loss.
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
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at September 30, 2025 were as follows:

Contractual Commitments
Year Ended December 31,
2025 (October 1 to December 31)	$204,744
2026	370,671
2027	35,061
2028	15,066
2029	182
Thereafter	—
Total commitments	$625,724
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
9. Debt
Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of September 30, 2025, which are further discussed below (principal in thousands):

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
The Notes consist of the following:

	As of September 30, 2025		As of December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$191,000	$303,995	$191,000
Unamortized debt issuance costs	(940)	(122)	(1,880)	(669)
Net carrying amount	$303,055	$190,878	$302,115	$190,331
As of September 30, 2025, the 2026 Notes were not convertible. On August 15, 2025, the 2025 Notes became convertible in accordance with the terms described above. None of the 2025 Notes have been converted since original issuance through the date of this filing. As of September 30, 2025, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on September 30, 2025.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into two separate capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls associated with the 2025 Notes have an initial strike price of $140.1443 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls associated with the 2026 Notes have an initial cap price of $139.00 per share. The Capped Calls associated with the 2025 Notes have an initial cap price of $211.54 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed consolidated balance sheets and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital. The cost of $39.8 million incurred in connection with the Capped Calls associated with the 2025 Notes was recorded as a reduction to additional paid-in capital.

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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of September 30, 2025, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of September 30, 2025, $0.7 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$710	$696	$2,136	$1,955
Amortization of debt issuance costs	542	526	1,628	1,517
Total	$1,252	$1,222	$3,764	$3,472
Debt issuance costs are amortized on a straight-line basis over the expected life of the Notes and the Revolving Credit Agreement, respectively. For the Notes, the straight-line basis approximates the effective interest method. As of September 30, 2025, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes and 2025 Notes was 0.7 years and 0.1 years, respectively.

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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company’s 2014 Plan. As of September 30, 2025, 5,371 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of September 30, 2025, 1,175 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$2,323	$3,010	$7,603	$9,575
Sales and marketing	3,945	4,443	11,386	12,783
Research and development	4,349	4,735	12,552	13,203
General and administrative	12,640	12,136	35,226	33,895
Total stock-based compensation expense	$23,257	$24,324	$66,767	$69,456
11. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2025 is based on the estimated annual effective tax rate for fiscal year 2025. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 1.1% and (23.7)% for the three months ended September 30, 2025 and 2024, respectively and 7.0% and (18.0)% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). Beginning with the 2025 tax year, the OBBBA permanently restores immediate expensing of domestic research and development expenditures and reinstates 100% bonus depreciation, among other provisions. As further guidance is issued by the IRS, the Company may have additional adjustments upon the filing of the relevant tax returns. For the nine months ended September 30, 2025, the OBBBA did not have a material impact on the Company's effective tax rate.

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
As of September 30, 2025, the Company had $1.1 million in uncertain tax positions, including an insignificant amount of accrued interest, representing no change from the balance at December 31, 2024. The Company's tax years 2021 through 2024 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
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
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, and the financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the condensed consolidated statements of comprehensive income (loss). The significant expenses within net income (loss) on which the CODM relies include those that are reported on the condensed consolidated statements of comprehensive income (loss). The measure of the Company's single operating segment assets is reported on the condensed consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.
13. Subsequent Events
Share Repurchase Program
In October 2025, the Company's Board of Directors authorized a share repurchase program that authorizes the Company to repurchase up to $150.0 million, or the Repurchase Program, of its common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by the Company's Board of Directors at any time. As of November 5, 2025, the Company had not repurchased any shares under the Share Repurchase Program.

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
Founded over 21 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market acceptance of our solutions, strategic investments and acquisitions. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium business, or SMBs and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.

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
Recent Events
The imposition by the United States of additional tariffs on a broad range of imports from multiple countries and uncertainty regarding the ultimate effectiveness, timing and extent of certain of such tariffs, along with retaliatory tariffs, and the possibility of additional retaliatory tariffs, being imposed by foreign countries, has introduced uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners or customers, which could affect demand for our solutions and services or increase our cost-of-service delivery over time.
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

Share Repurchase Program
In October 2025, our Board of Directors authorized a share repurchase program that authorizes us to repurchase up to $150.0 million, or the Repurchase Program, of our common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate us to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by our Board of Directors at any time.
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
Registered Users
We define a Registered User as an individual related to an account holder of an Installed Customer on our consumer digital banking platform who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Our average number of Registered Users per Installed Customer grows as our existing digital banking platform customers add more Registered Users and as we add larger financial institutions to our Installed Customer base. We anticipate that over time the number of Registered Users will grow at a faster rate than our number of Installed Customers but may fluctuate from period to period. We add new Registered Users through both organic and inorganic growth from existing customers and from the addition of End Users from new Installed Customers. Our Installed Customers had approximately 24.7 million, 22.0 million and 21.1 million Registered Users as of December 31, 2024, 2023 and 2022, respectively. Registered Users as of September 30, 2025 were 27.0 million compared to 24.4 million as of September 30, 2024.
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
Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgments and Estimates" in our Form 10-K. We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Integrated Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $681.9 million, $593.9 million and $500.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Subscription ARR as of September 30, 2025 was $745.4 million compared to $654.6 million as of September 30, 2024. Our Total ARR was $824.2 million, $734.8 million and $655.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total ARR as of September 30, 2025 was $888.4 million compared to $796.4 million as of September 30, 2024.
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
Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements. There was no deferred revenue reduction from purchase accounting or transaction-related costs in either of the three and nine months ended September 30, 2025 or 2024. We believe excluding these items is useful for the following reasons:
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
The following table presents a reconciliation of GAAP operating income (loss) to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP operating income (loss)	$11,004	$(12,800)	$23,033	$(40,688)
Stock-based compensation	23,257	24,324	66,767	69,456
Amortization of acquired technology	5,503	5,504	16,512	16,512
Amortization of acquired intangibles	—	4,776	93	14,392
Lease and other restructuring charges	946	3,520	3,008	6,208
Non-recurring legal settlements	—	—	1,750	—
Non-GAAP operating income	$40,710	$25,324	$111,163	$65,880
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes and interest and other (income) expense, net. There were no transaction-related costs in either of the three and nine months ended September 30, 2025 or 2024. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income (loss). The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$15,048	$(11,797)	$31,565	$(38,700)
Stock-based compensation	23,257	24,324	66,767	69,456
Depreciation and amortization	13,613	17,651	40,888	52,819
Lease and other restructuring charges	946	3,520	3,008	6,208
Non-recurring legal settlements	—	—	1,750	—
Provision for income taxes	160	2,260	2,380	5,904
Interest and other income, net	(4,206)	(3,348)	(11,032)	(7,973)
Adjusted EBITDA	$48,818	$32,610	$135,326	$87,714
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
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was signed into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were reflected in the income tax provision for the three months ended September 30, 2025.

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$201,704	$175,021	$586,587	$513,419
Cost of revenues(1)	92,859	85,962	272,188	255,281
Gross profit	108,845	89,059	314,399	258,138
Operating expenses:
Sales and marketing	26,401	25,558	79,965	78,736
Research and development	38,932	36,901	113,699	107,522
General and administrative	31,705	31,495	95,061	92,954
Amortization of acquired intangibles	—	4,776	93	14,392
Lease and other restructuring charges	803	3,129	2,548	5,222
Total operating expenses	97,841	101,859	291,366	298,826
Income (loss) from operations	11,004	(12,800)	23,033	(40,688)
Total other income, net	4,204	3,263	10,912	7,892
Income (loss) before income taxes	15,208	(9,537)	33,945	(32,796)
Provision for income taxes	(160)	(2,260)	(2,380)	(5,904)
Net income (loss)	$15,048	$(11,797)	$31,565	$(38,700)
_______________________________________________________________________________
(1) Includes amortization of acquired technology of $5.5 million for each of the three months ended September 30, 2025 and 2024, and $16.5 million for each of the nine months ended September 30, 2025 and 2024.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	46.0	49.1	46.4	49.7
Gross profit	54.0	50.9	53.6	50.3
Operating expenses:
Sales and marketing	13.1	14.6	13.6	15.3
Research and development	19.3	21.1	19.4	20.9
General and administrative	15.7	18.0	16.2	18.1
Amortization of acquired intangibles	—	2.7	—	2.8
Lease and other restructuring charges	0.4	1.8	0.4	1.0
Total operating expenses	48.5	58.2	49.7	58.2
Income (loss) from operations	5.5	(7.3)	3.9	(7.9)
Total other income, net	2.1	1.9	1.9	1.5
Income (loss) before income taxes	7.5	(5.4)	5.8	(6.4)
Provision for income taxes	(0.1)	(1.3)	(0.4)	(1.1)
Net income (loss)	7.5%	(6.7)%	5.4%	(7.5)%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 2.7% and 3.1% for the three months ended September 30, 2025 and 2024, respectively, and 2.8% and 3.2% for the nine months ended September 30, 2025 and 2024, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Revenues	$201,704	$175,021	$26,683	15.2%	$586,587	$513,419	$73,168	14.3%
Revenues increased by $26.7 million, or 15.2%, from $175.0 million for the three months ended September 30, 2024 to $201.7 million for the three months ended September 30, 2025. This increase in revenue was primarily attributable to a $24.6 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers, a $1.1 million increase in transactional revenue from usage of our solutions and a $1.0 million increase in services and other revenue.
Revenues increased by $73.2 million, or 14.3%, from $513.4 million for the nine months ended September 30, 2024 to $586.6 million for the nine months ended September 30, 2025. This increase in revenue was primarily attributable to a $70.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $2.3 million increase in transactional revenue from usage of our solutions.
We believe that elevated and fluctuating interest rates have increased the importance for financial institutions to attract and retain depository relationships, which we believe has increased demand for our digital banking solutions. We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions, which we believe is a result of banking conditions placing an importance on attracting and retaining deposits. For the three and nine months ended September 30, 2025, our subscription revenue growth was 18% and 17%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue. We continue to see variability in customer demand for certain discretionary elements of our solutions, including professional services. We believe these fluctuations, and the overall trending decline, are influenced by customer spending patterns and budget cycles, and expect this trend to continue until the broader economic outlook improves.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Cost of revenues	$92,859	$85,962	$6,897	8.0%	$272,188	$255,281	$16,907	6.6%
Percentage of revenues	46.0%	49.1%			46.4%	49.7%
Cost of revenues increased by $6.9 million, or 8.0%, from $86.0 million for the three months ended September 30, 2024 to $92.9 million for the three months ended September 30, 2025. This increase was primarily attributable to a $5.0 million net increase in third-party public cloud service provider costs, co-location facility costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $1.7 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.8 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs and a $0.4 million increase in overhead costs and other discretionary expenses, partially offset by a $0.7 million net decrease in personnel costs, driven by decreases in stock-based compensation expense and a $0.3 million decrease as a result of higher capitalized implementation costs.

Cost of revenues increased by $16.9 million, or 6.6%, from $255.3 million for the nine months ended September 30, 2024 to $272.2 million for the nine months ended September 30, 2025. This increase was primarily attributable to a $9.5 million net increase in third-party public cloud service provider costs, co-location facility costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $4.9 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.9 million net increase in personnel costs, a $1.3 million increase in overhead costs and other discretionary expenses and a $0.8 million increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, partially offset by a $2.2 million decrease as a result of higher capitalized implementation costs and a $0.3 million decrease in pass-through fees.
We intend to continue to invest in our implementation and customer support teams and third-party partners for intellectual property and transactional processing in our solutions and technology infrastructure to standardize our business processes and drive future efficiency in our implementations, serve our customers and support our growth as we finalize the migration of a significant portion of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. As we continue to make these investments over the long term, we expect they will increase cost of revenues in absolute dollars as we grow our business, and we expect such expenses to decline as a percentage of revenue, based on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees and other related costs.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Sales and marketing	$26,401	$25,558	$843	3.3%	$79,965	$78,736	$1,229	1.6%
Percentage of revenues	13.1%	14.6%			13.6%	15.3%
Sales and marketing expenses increased by $0.8 million, or 3.3%, from $25.6 million for the three months ended September 30, 2024 to $26.4 million for the three months ended September 30, 2025. This increase was primarily attributable to a $1.0 million increase in costs related to marketing events and other discretionary expenses partially offset by a $0.3 million decrease in personnel costs, primarily from decreases in stock-based compensation.
Sales and marketing expenses increased by $1.2 million, or 1.6%, from $78.7 million for the nine months ended September 30, 2024 to $80.0 million for the nine months ended September 30, 2025. This increase was primarily attributable to an increase in marketing-related, travel and other discretionary expenses.
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

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Research and development	$38,932	$36,901	$2,031	5.5%	$113,699	$107,522	$6,177	5.7%
Percentage of revenues	19.3%	21.1%			19.4%	20.9%
Research and development expenses increased by $2.0 million, or 5.5%, from $36.9 million for the three months ended September 30, 2024 to $38.9 million for the three months ended September 30, 2025. This increase was primarily attributable to a $0.6 million increase in travel-related and other discretionary expenses, a $0.4 million increase from lower capitalization of software development and implementation services costs, a $0.4 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.4 million increase due to an impairment loss related to capitalized software development costs from certain software assets that are no longer expected to be recoverable.
Research and development expenses increased by $6.2 million, or 5.7%, from $107.5 million for the nine months ended September 30, 2024 to $113.7 million for the nine months ended September 30, 2025. This increase was primarily attributable to a $2.3 million increase from lower capitalization of software development and implementation services costs, a $2.2 million increase in travel-related and other discretionary expenses, a $1.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions and a $0.4 million increase due to an impairment loss related to capitalized software development costs from certain software assets that are no longer expected to be recoverable.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
General and administrative	$31,705	$31,495	$210	0.7%	$95,061	$92,954	$2,107	2.3%
Percentage of revenues	15.7%	18.0%			16.2%	18.1%
General and administrative expenses increased by $0.2 million, or 0.7%, from $31.5 million for the three months ended September 30, 2024 to $31.7 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to an increase in other discretionary expenses.
General and administrative expenses increased by $2.1 million, or 2.3%, from $93.0 million for the nine months ended September 30, 2024 to $95.1 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to a $1.8 million non-recurring legal settlement charge related to certain litigation as discussed in Note 8 - Commitments and Contingencies and a $0.3 million net increase in software and other discretionary expenses.
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

Amortization of Acquired Intangibles

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Amortization of acquired intangibles	$—	$4,776	$(4,776)	(100.0)%	$93	$14,392	$(14,299)	(99.4)%
Percentage of revenues	—%	2.7%			—%	2.8%
Amortization of acquired intangibles decreased by $4.8 million, or 100.0%, from $4.8 million for the three months ended September 30, 2024 to zero for the three months ended September 30, 2025 and decreased by $14.3 million, or 99.4%, from $14.4 million for the nine months ended September 30, 2024 to $0.1 million for the nine months ended September 30, 2025. The decrease in amortization in both periods is related to acquired intangible assets that have been fully amortized.
Lease and Other Restructuring Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Lease and other restructuring charges	$803	$3,129	$(2,326)	(74.3)%	$2,548	$5,222	$(2,674)	(51.2)%
Percentage of revenues	0.4%	1.8%			0.4%	1.0%
Lease and other restructuring charges decreased by $2.3 million, or 74.3%, from $3.1 million for the three months ended September 30, 2024 to $0.8 million for the three months ended September 30, 2025. The decrease in lease and other restructuring charges was primarily from a $1.2 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including a $0.7 million reversal of a previously accrued lease restructuring liability which was recorded in the third quarter ended September 30, 2025. The reversal was made in conjunction with the Company's decision to reoccupy a part of a facility lease which it previously vacated for sublease. Additionally, there was a $1.1 million decrease in the current period as compared to the prior year period as a result of severance charges associated with restructuring or eliminating certain positions that were recognized in the previous period.
Lease and other restructuring charges decreased by $2.7 million or 51.2%, from $5.2 million for the nine months ended September 30, 2024 to $2.5 million for the nine months ended September 30, 2025. The net decrease in lease and other restructuring charges was primarily from a decrease related to updated assessments and ongoing expenses of previously vacated facilities, including a $1.4 million reversal of a previously accrued lease restructuring liability which was recorded in the year-ended September 30, 2025. The reversal was made in conjunction with the Company's decision during the year to reoccupy a part of a facility lease which it previously vacated for sublease.
Total Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Total other income, net	$4,204	$3,263	$941	28.8%	$10,912	$7,892	$3,020	38.3%
Percentage of revenues	2.1%	1.9%			1.9%	1.5%
Total other income, net increased by $0.9 million, or 28.8%, from $3.3 million for the three months ended September 30, 2024 to $4.2 million for the three months ended September 30, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period.
Total other income, net increased by $3.0 million, or 38.3%, from $7.9 million for the nine months ended September 30, 2024 to $10.9 million for the nine months ended September 30, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period, partially offset by expenses associated with the Company's Revolving Credit Agreement.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	(%)	2025	2024	$	(%)
Provision for income taxes	$(160)	$(2,260)	$(2,100)	(92.9)%	$(2,380)	$(5,904)	$(3,524)	(59.7)%
Percentage of revenues	(0.1)%	(1.3)%			(0.4)%	(1.1)%
Total provision for income taxes decreased by $2.1 million, or 92.9%, from $2.3 million for the three months ended September 30, 2024 to $0.2 million for the three months ended September 30, 2025. The decrease was primarily driven by a $1.0 million decrease in state income taxes, a $0.7 million decrease in foreign income taxes and a $0.4 million decrease in federal income taxes.
Total provision for income taxes decreased by $3.5 million, or 59.7%, from $5.9 million for the nine months ended September 30, 2024 to $2.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $1.5 million decrease in foreign income taxes, a $1.2 million decrease in state income taxes and a $0.8 million decrease in federal income taxes.
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
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents and investments of $568.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months, including the repayment of our 2025 Notes and 2026 Notes upon maturity. We also believe that our longer-term working capital, planned capital expenditures, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$137,765	$92,716
Investing activities	(28,340)	(14,634)
Financing activities	4,218	10,506
Effect of exchange rate changes on cash, cash equivalents and restricted cash	96	(72)
Net increase in cash, cash equivalents and restricted cash	$113,739	$88,516

Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income (loss) less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the nine months ended September 30, 2025, our net cash and cash equivalents provided by operating activities was $137.8 million, which consisted of net income of $31.6 million and non-cash adjustments of $130.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $23.9 million. The primary drivers of cash outflows in operating assets and liabilities were a $28.0 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing of annual billings, a $26.1 million cash outflow resulting from a gross increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions. Cash outflows were partially offset by a $33.9 million cash inflow resulting from an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs and amortization of debt issuance costs, partially offset by amortization of premiums and discounts on investments and deferred income taxes.
For the nine months ended September 30, 2024, our net cash and cash equivalents provided by operating activities was $92.7 million, which consisted of a net loss of $38.7 million and non-cash adjustments of $146.1 million, partially offset by cash outflows from changes in operating assets and liabilities of $14.7 million. The primary drivers of cash outflows in operating assets and liabilities were a $21.9 million increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions, a $14.8 million increase in accounts receivable primarily due to the timing of annual billings and a $6.6 million decrease in other long-term liabilities. Cash outflows were partially offset by cash inflows resulting from a $30.5 million increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs, deferred income taxes and lease restructurings and impairments, partially offset by amortization of premiums and discounts on investments.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, acquisitions of businesses, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the nine months ended September 30, 2025, our net cash used in investing activities was $28.3 million, consisting of $91.5 million for purchases of investments, $16.2 million for capitalized software development costs and $4.8 million for the purchase of property and equipment, partially offset by $84.2 million received from the maturities of investments.
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
For the nine months ended September 30, 2025, our net cash provided by financing activities was $4.2 million, attributable to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
For the nine months ended September 30, 2024, our net cash provided by financing activities was $10.5 million, primarily consisting of $11.4 million due to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock, partially offset by $0.9 million for payment of debt issuance costs related to the Revolving Credit Agreement.

Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, 2025 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for sponsorship obligations, third-party products, co-location fees and other product costs. Our obligations under our convertible senior notes and Revolving Credit Agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases, non-recurring legal settlements and other purchase commitments as of September 30, 2025 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements included in this report, regarding the impact of certain recent accounting pronouncements.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results might differ from these estimates under different assumptions or conditions.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities. As of September 30, 2025, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75% and an outstanding principal amount of $191.0 million of 2025 Notes with a fixed annual interest rate of 0.125%.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of September 30, 2025, there were no amounts drawn on the Revolving Credit Agreement.
During the nine months ended September 30, 2025, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 12, 2025.

Foreign Currency Risk
As of September 30, 2025, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of September 30, 2025, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
The imposition by the United States of additional tariffs on a broad range of imports from multiple countries, and the potential for further expansion of such tariffs, including retaliatory tariffs being imposed by foreign countries, has introduced uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the United States, and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners, or customers, which could affect demand for our solutions and services or increase our cost of service delivery over time.
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
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
Himagiri Mukkamala, Chief Development Officer, entered into a Rule 10b5-1 Trading Plan on August 19, 2025. Mr. Mukkamala's plan provides for potential sale of up to 14,940 shares of the Company's common stock between December 11, 2025, and December 31, 2026, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.

Jonathan Price, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan on September 2, 2025. Mr. Price's plan provides for the potential sale of up to 130,872 shares of the Company's common stock between February 23, 2026 and February 26, 2027, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Michael Volanoski, Chief Revenue Officer, entered into a Rule 10b5-1 Trading Plan on September 5, 2025. Mr. Volanoski's plan provides for the potential sale of up to 125,987 shares of the Company's common stock between March 4, 2026, and September 30, 2026, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Scott Kerr, Senior Vice President, General Counsel, entered into a Rule 10b5-1 Trading Plan on September 11, 2025. Mr. Kerr’s plan provides for the potential sale of up to 37,870 shares of the Company's common stock between March 4, 2026, and September 30, 2026, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Matthew Flake, Chief Executive Officer and Chairman, entered into a Rule 10b5-1 Trading Plan on September 12, 2025. Mr. Flake’s plan provides for the potential sale of up to 357,358 shares of the Company's common stock between March 4, 2026, and February 27, 2027, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Kimberly Rutledge, Chief People Officer, entered into a Rule 10b5-1 Trading Plan on September 12, 2025. Ms. Rutledge’s plan provides for the potential sale of up to 74,142 shares of the Company's common stock between March 4, 2026, and February 28, 2027, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the nine months ended September 30, 2025, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
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

Q2 HOLDINGS, INC.
November 5, 2025	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake Chief Executive Officer and Chairman (Principal Executive Officer)

November 5, 2025	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)