Form 10-K
period 2025-12-31
Q2 Holdings, Inc.
filed 2026-02-11
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares held by non-affiliates on that date was approximately $5,827,609,522. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 62,404,372 shares of the registrant's common stock outstanding as of January 31, 2026.
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant's 2026 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended December 31, 2025, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the impact of and our ability to respond to global economic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of mergers and acquisitions within the banking sector, inflationary pressures, fluctuating interest rates, instability in the financial services industry, any changes to, or new, financial regulations and their potential impacts on our prospects' and customers' operations, increased acceptance and use of emerging financial products, such as cryptocurrencies or stablecoin, including any impact on the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
•the risks associated with continued market volatility, including in the financial services sector, potential inflationary pressures and the impact of any monetary policy changes that may be implemented as a result, the possibility and potential impact of any U.S. tariffs and trade measure, including retaliatory tariffs and the impact on the valuation of marketable securities;
•the risk of increased or new competition in our existing markets and as we enter new markets or new segments of existing markets, or as we offer new solutions;
•the risks associated with the development of our solutions, including artificial intelligence, or AI, based solutions, our AI and data strategies and solutions, and changes to regulation or the market for our solutions compared to our expectations;
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
•the risks associated with geopolitical instability, including acts of war or military conflict, uncertainties or discord, including the continuing war in Ukraine and conflicts in the Middle East and other parts of the world, heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;
•the risks associated with accurately forecasting and managing the impacts of any economic downturn or challenges in the financial services industry on our customers and their End Users, including in particular the impacts of any downturn on financial technology companies, or FinTechs, or alternative finance companies, or Alt-FIs, and our arrangements with them, which may include more complex revenue arrangements for us and which may be more vulnerable to an economic downturn than our financial institution customers;

•the challenges and costs associated with selling, implementing and supporting our solutions, particularly for larger customers with more complex requirements and longer implementation processes, including risks related to the timing and predictability of sales of our solutions and the impact that the timing of bookings and go-lives may have on our revenue and financial performance in a period;
•the risk that errors, interruptions or delays in our solutions or Web hosting negatively impacts our business and sales;
•the risks associated with the migration of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers;
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
•the risks inherent in third-party technology and implementation partnerships, including defects, failures, interruptions or disruptions in third-party services or solutions, that could disrupt our services or otherwise cause harm to our business;
•the risk that we will not be able to maintain historical contract terms such as pricing and duration;
•the general risks associated with the complexity of our customer arrangements and our solutions;
•the risks associated with integrating acquired companies and successfully selling and maintaining their solutions;
•the risks and challenges around increased regulatory scrutiny and evolving requirements for money movement services and the resulting potential higher costs, increased complexity and limitations on offerings on our business and financial results;
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

Item 1. Business.
Overview
Q2 is a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and retail and commercial End Users. Digital financial services are highly regulated, subject to extensive and evolving supervisory, consumer protection, privacy and third‑party risk management requirements, and security is paramount, as providers must protect sensitive financial data and funds and defend against continually evolving cyber threats and fraud. Providers must also manage significant technical and operational complexity to deliver consistent, compliant experiences across channels, devices and third‑party integrations while integrating with core systems, legacy infrastructure and multiple third‑party service providers, all while maintaining high availability and resiliency. We deliver these solutions through a unified, cloud-based software platform purpose-built for the complex, regulated financial services industry, enabling scalable and highly configurable digital financial experiences. Our solutions comprise a broad and deep portfolio of digital banking offerings, digital lending and relationship pricing solutions, risk and fraud solutions, Q2 Innovation Studio and Helix.
Founded over 21 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market adoption of our solutions, strategic investments and acquisitions. As customer needs and technology architectures have evolved, we have expanded our solution portfolio to address a broader set of mission-critical technology, data and operational requirements across the financial services value chain. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium business, or SMBs and commercial segments. As of December 31, 2025, we had more than 1,200 financial institution customers using one or more of our solutions, including more than 50% of the top 100 U.S. Banks and more than 50% of the top 100 U.S. Credit Unions, based on total assets. As of December 31, 2025, we had 457 installed digital banking platform customers, and those customers had approximately 27.3 million account holders registered on our digital banking platform. During 2025, End Users executed over $4.0 trillion in financial transactions on our digital banking platform. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.
The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End-User expectations for more innovative and engaging digital financial experiences. At the same time, advancements in data analytics, automation, and AI are increasing the importance of modern, fast, flexible technology platforms that can support innovation while meeting stringent regulatory, security and resiliency requirements. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and embracing these market dynamics. We have developed a comprehensive suite of offerings to accelerate and optimize this transformation for our customers, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs and Alt-FIs.
We believe this creates an expanded market opportunity for our business, which we have been thoughtfully evolving for several years. We have continuously invested in expanding and improving our digital banking platform since its introduction in 2005. Over the past several years, we have broadened our offerings through strategic investments and acquisitions to serve a wider range of needs for financial institutions, FinTechs and Alt-FIs. These investments have emphasized platform extensibility, configurability and the ability to integrate data and functionality across digital channels. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. We believe our portfolio, which reflects years of strategic development and innovation, affords us a distinct competitive advantage across multiple market segments. As a result of our expanded offerings and market opportunity, we estimate our addressable market for our solutions to be approximately $23.0 billion.

Our solutions utilize a software-as-a-service, or SaaS, model designed to scale with our customers as they grow their business, add End Users and expand the breadth of digital services and solutions they offer. On average, our digital banking platform customers have historically grown contracted revenue by approximately 61% within 48 months of implementation. This growth has been driven by increased adoption of additional solutions, expansion in End-User engagement, and higher overall usage of our solutions over time. Our SaaS model is also designed to reduce the cost and complexity of implementing, maintaining and enhancing the digital services and solutions our customers provide to their End Users.
Delivering advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. Our platform architecture supports modular innovation and enables customers and partners to deploy new capabilities efficiently while maintaining operational resilience and compliance. This integrated approach allows our customers to deliver a unified financial experience across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
We believe that financial services providers are best served by a broad portfolio of digital solutions offering rapid, flexible and comprehensive integration with internal and third-party solutions enabling them to deliver modern, intuitive, advanced and regulatory-compliant digital solutions. We also believe our unique position in the market stems from the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative and regulatory-compliant digital solutions. We believe these characteristics position us to support customers as they modernize technology stacks, consolidate vendors and adapt to evolving competitive and regulatory environments. These strengths allow us to address the evolving needs and challenges within the financial services industry, as we continually innovate and adapt our offerings to meet the changing demands of our customers and their End Users. We intend to continue to make investments in technology innovation and software development to enhance our existing solutions and platforms while expanding our product portfolio. As consolidation activity within the financial services industry increases, our experience supporting complex technology conversions and platform integrations enables us to assist customers in executing mergers and acquisitions while maintaining operational continuity, security and regulatory compliance.
We primarily sell our solutions through our direct sales organization and the related revenues are recognized over the terms of our customer agreements. The initial term of our digital banking platform agreements averages over five years. Our digital banking platform revenues generally increase as our customers buy more solutions from us and increase the number of Registered Users, as defined in "Key Operating Measures" below, and companies utilizing our solutions and as those retail users and companies increase their number of transactions on our solutions. Our risk and fraud solutions can be sold as part of, or alongside, our digital banking platform, while some solutions may be sold on a standalone basis and are generally monetized through subscription-based arrangements recognized over the term of the applicable customer agreements. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. This combination of subscription-based and usage-based revenue models aligns pricing with customer adoption and platform utilization. We have invested, and intend to continue to invest, to grow our business by adding delivery and support resources aligned with our growth, developing and acquiring new solutions, enhancing our existing solutions and technical infrastructure and expanding our sales and marketing activities.
We were incorporated in March 2005 in the state of Delaware under the name CBG Holdings, Inc. We changed our name to Q2 Holdings, Inc. in March 2013. We are headquartered in Austin, Texas, and our principal executive offices are located at 10355 Pecan Park Boulevard, Austin, Texas 78729. Our telephone number is (833) 444-3469.
Market Opportunity and Industry Characteristics
The digital financial services market is defined by high regulatory and security requirements, significant operational complexity and increasing demand for integrated, scalable technology platforms. These characteristics shape both the size of the addressable market and the types of solutions required to serve financial institutions, FinTechs and Alt-FI providers.

Security is paramount for digital financial services
Security is a foundational requirement for digital financial services. The risks of theft and fraud have always existed in banking and financial services. However, as the adoption, use, and breadth of digital financial services offerings has increased, fraud and theft in digital channels has grown substantially. The methods by which fraud can be committed are constantly evolving, including the increasing use of AI to facilitate attacks, requiring financial services providers and their technology providers to continually modify their security protocols and architecture. In addition, safeguarding the funds and information of financial services providers and their End Users becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated. Successfully securing the digital financial services of financial institutions, FinTechs and other financial services providers requires experience, constant vigilance, and continuous investment to stay informed and guard against these ever-changing threats.
Digital financial services are highly regulated
Regulatory complexity materially shapes the digital financial services market. Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. These laws and regulations are constantly evolving and affect the conduct of financial services providers' operations and, as a result, the business of their technology providers. Compliance of digital financial solutions with these regulatory requirements depends on several factors, including functionality and design, the classification of the financial services provider and its services, and the way the financial services provider and its End Users use the solutions. To ensure compliance with these laws, technology providers and financial services providers may be required to implement operating policies and procedures to protect the privacy and security of their, the financial services providers' and their End Users' information, and to undergo periodic audits and examinations. Maintaining such regulatory compliance becomes increasingly complex as digital financial services grow and extend across new channels, devices, and services not previously contemplated.
Digital financial services are complex and benefit from integrated platforms
The ubiquity of smartphones, tablets and other connected devices and the continued proliferation of digital solutions offered through open development platforms makes it increasingly difficult to provide a consistent, intuitive and personalized End-User experience and requires digital solutions to support new and rapidly changing mobile operating systems and device types. The technical and operational complexities of delivering integrated digital solutions across multiple operating systems, devices, channels, and complex functionality increase the difficulty of providing a consistent, intuitive and personalized End-User experience. Aging or increasingly complex solutions can create a multitude of challenges for financial services providers, including the following:
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
•partnering between financial institutions and other financial services providers and innovating and delivering new solutions can be difficult and cost-prohibitive when integration with dated legacy infrastructure is required; and
•training End Users and customer personnel on the use of different point systems can be challenging, time-consuming and costly.
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
These regulatory, security and operational characteristics influence how financial institutions and other financial services providers evaluate technology vendors and shape the scope and scale of the market opportunity for digital financial services platforms.

Addressable Market
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
Our financial institution customers span from RCFIs to global enterprise banks, demonstrating that our portfolio of solutions gives us access to the full spectrum of financial institutions. We market our relationship pricing, fraud detection, risk assessment and compliance solutions to all federally-insured financial institutions on a standalone basis, or in combination with our digital banking platform. We define RCFIs as federally-insured banks and credit unions with less than $100 billion in assets, which according to data compiled by BauerFinancial as of September 30, 2025, consisted of approximately 8,741 financial institutions with combined assets of $9.6 trillion, representing approximately 35% of the aggregate assets held by the 8,772 total federally-insured financial institutions. RCFIs remain critical to our mission of building strong and diverse communities by strengthening their financial institutions. RCFIs have historically sought to differentiate themselves by providing local, personalized banking services that are responsive to the changing needs and circumstances of their communities. Many RCFIs are locally owned and obtain deposits and make digital lending decisions on a local basis. RCFIs account for a large portion of small business loans, helping local businesses create jobs and drive economic growth in the communities they serve. RCFIs seek to develop strong, lasting relationships with their End Users and can serve as centers of commerce and influence in their communities.
The FinTech and Alt-FI markets consist of thousands of financial services providers seeking to provide End Users with new and innovative financial services, experiences and solutions. Our Q2 Innovation Studio offerings, which we market to financial institutions and FinTechs, allow our financial institution customers and other partners to integrate financial services into our digital banking platform, allowing financial institutions to quickly and efficiently incorporate the integrated solutions into their offerings and operations. We primarily market Helix to FinTechs and financial institutions wishing to incorporate banking products and services into their offerings. We also market our Symphonix lending platform and discrete elements of our digital banking platform to FinTechs and Alt-FIs.
Based on our estimates of the number of target financial institutions for our digital banking solutions and our internal assumptions as to the number and types of digital accounts they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our digital banking platform, including retail, SMB and commercial banking, regulatory and compliance, as well as account switching, portfolio management solutions and Q2 Innovation Studio is approximately $11.0 billion. Based on our estimates of the number of target financial institutions, FinTechs and Alt-FIs for risk and fraud solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe that the market for our risk and fraud solutions, including real-time fraud monitoring, dispute management, fraud alerts, analytics and regulatory compliance capabilities, whether embedded within digital banking platforms or deployed independently, is approximately $4.0 billion. Based on our estimate of the number of target customers of digital lending and relationship pricing solutions and our internal assumptions as to the number of End Users they serve and the prices for our solutions, we believe that the market for our digital lending and relationship pricing solutions, including the borrower portal, origination, underwriting, servicing, collections, actionable insights, coaching, negotiation, relationship pricing and data-driven sales enablement modules, is approximately $5.0 billion. Based on our estimates of the number of target financial institutions and FinTechs for our Helix solutions and our internal assumptions as to the number of End Users they serve, the prices for our solutions and the number of transactions processed, we believe the market for our Helix solutions including open platform solutions and BaaS, is approximately $3.0 billion. In the aggregate, we believe that the worldwide market opportunity for our solutions is approximately $23.0 billion.
Our Solutions
We deliver our solutions through a unified, cloud-based software platform designed to support digital engagement, operational efficiency and reliable data management across retail, SMB and commercial banking workflows. Our platform is built to operate in highly regulated environments and integrates deeply with our customers' core systems and third-party service providers, enabling financial institutions, FinTechs and Alt-FIs to modernize digital experiences while maintaining resiliency and compliance.
We offer a comprehensive suite of over 60 product offerings and maintain more than 1,000 integrations. Our solutions are designed to meet the diverse needs of financial institutions, FinTechs, and Alt-FIs, enabling them to deliver unified and robust financial experiences across digital channels. Customers may deploy individual solutions or adopt broader, integrated relationships over time.

Our key solution offerings include:
•Digital Banking Platform: Our end-to-end digital banking platform supports retail, SMB and commercial functionality across digital channels through a single technology platform. The platform is designed to unify digital banking experiences across customer segments while supporting configuration, scalability and integration with internal and third-party systems. Our open digital banking platform spans onboarding, essential banking functionality and a broad set of integrations to third-party financial services across the retail, SMB and commercial segments, providing customers with tools to monitor and optimize End-User acquisition, engagement and retention; customize and extend the platform; and improve operational efficiencies. A key differentiator of our digital banking platform is its ability to support both retail and commercial workflows within a single architecture, enabling financial institutions to consolidate vendors, standardize digital experiences and expand relationships over time. We provide a suite of risk and fraud solutions within the digital banking platform designed to safeguard digital financial services against fraudulent activity, and these capabilities are also deployable selectively based on customer needs. Selected capabilities of our digital banking platform include single-login and layered security across channels and devices; configurable retail and commercial digital banking functionality; integration with internal and third-party systems; unified End-User workflows and data; activity tracking and reporting; and flexible branding and personalization options. We also offer complementary capabilities and solutions that enhance the digital banking platform, including remote deposit capture and mobile check processing, card management and switching functionality, personal financial management tools, and spending insights solutions.
•Q2 Innovation Studio: Q2 Innovation Studio is a foundational component of our platform strategy, enabling customers and partners to extend, customize and innovate on top of the Q2 platform without rebuilding core banking infrastructure. Our application program interface, or API, and software development kit, or SDK, based open technology platform allows financial institutions, FinTechs and other partners to design, develop and distribute new functionality that integrates directly into our digital banking platform. Q2 Innovation Studio supports a growing ecosystem of third-party developers and partners, allowing financial institutions to access new capabilities, accelerate time to market and adopt emerging technologies within a trusted, regulated environment. Financial institutions can deploy their own development resources or work with certified partners to supplement or customize their digital offerings, while maintaining consistency across workflows, data and security controls.
•Risk and Fraud Solutions: Risk and fraud management is a mission-critical requirement for digital financial services, as fraud continues to increase in scale, sophistication and cost across digital channels. Our risk and fraud solutions are designed to support financial institutions' efforts to protect End Users, comply with regulatory requirements and manage fraud risk efficiently. These capabilities include dispute management solutions supporting compliance with electronic fund and remittance transfer systems regulations, optional fraud alerts, fraud monitoring and risk reporting, including real-time validation features to help mitigate fraud. These solutions leverage advanced analytics and machine learning techniques and are embedded within the Q2 digital banking platform and may also be offered on a standalone basis to financial institutions, FinTechs and Alt-FIs, allowing our customers to adopt these capabilities independently or as part of broader platform relationships. This flexibility enables financial institutions to align fraud prevention investments with their risk profiles, regulatory obligations and operational strategies.
•Digital Lending and Relationship Pricing: Our digital lending and relationship pricing solutions support financial institutions, FinTechs and Alt-FIs in managing lending workflows, pricing strategies and customer relationships across commercial and consumer use cases. These offerings help customers simplify borrower experiences, accelerate decisioning and improve pricing discipline through data-driven insights. Our relationship pricing solutions are frequently adopted by larger financial institutions as an entry point into broader platform relationships, supporting optimization across loans, deposits and fee-based products. They also provide commercial relationship managers with visibility into customer portfolios, helping them assess risk, profitability and growth opportunities.
•Helix: Helix is our cloud-native core processing and BaaS platform designed to support both financial institutions and FinTechs seeking to incorporate banking products and services into their digital offerings. Helix combines core banking functionality with operational controls, compliance frameworks and integration capabilities required to support regulated banking activities. For FinTech customers, Helix enables the delivery of banking services without requiring customers to independently build or maintain full regulatory and technical infrastructure. For financial institutions, Helix modernizes core banking and supports innovative retail banking experiences and embedded finance and BaaS use cases with institutional control over compliance, risk and operations.

Key Benefits
We believe our solutions provide the following key benefits to our customers and their End Users:
•Unified digital engagement across channels: Our platform provides customers with a comprehensive view of End-User activity and engagement across devices and digital channels. This unified view enables consistent workflows, real-time insights, and integrated risk and fraud assessment, while allowing customers to deliver cohesive digital experiences across retail, SMB and commercial relationships.
•Stronger End-User relationships and loyalty: By enabling personalized, data-driven digital experiences, our solutions help customers deepen relationships with End Users and improve retention. Financial institutions can tailor functionality, branding and targeted offerings to reflect local market needs, institutional priorities and End-User behavior, supporting differentiated and community-specific digital experiences. Our platform also addresses the unique complexity of commercial End Users, enabling financial institutions to support more sophisticated workflows, permissions and insights while maintaining consistency across retail, SMB and commercial relationships. Together, these capabilities help increase engagement frequency, relevance and long-term loyalty across customer segments.
•Extensible platform and broad integration ecosystems: Our open platform and flexible integration tools support rapid integration with a wide range of internal and third-party systems. We maintain more than 1,000 integrations with financial services technology partners, enabling customers to extend functionality, adopt new capabilities and evolve their digital offerings without requiring customers to replace their existing core banking systems.
•Security, compliance, and operational resilience: Our solutions are designed to support the stringent security and regulatory requirements of financial services providers. Customers can leverage our embedded security controls, compliance frameworks and regulatory certifications to help meet supervisory obligations, mitigate fraud risk and maintain resilient digital operations.
•Scalable SaaS delivery model: Our cloud-based SaaS model allows customers to scale digital services efficiently as they grow, add End Users and expand product offerings. By delivering development, implementation, maintenance, monitoring and support through a subscription model, our solutions reduce complexity and total cost of ownership while supporting rapid adoption of new services across various channels.
Our Business Strengths
We believe the following strengths position us to compete effectively and support durable growth in the evolving digital financial services market:
•Purpose-built, unified digital banking platform: Our single, integrated digital banking platform supports retail, SMB and commercial workflows within a unified architecture. This platform-based approach enables customers to consolidate vendors, standardize digital experiences and expand relationships over time while operating in highly regulated environments.
•Deep incumbency, trust, and regulatory expertise: We have more than two decades of experience serving financial institutions and other financial services providers. Our long-standing customer relationships, deep regulatory and compliance expertise, and history of reliable data management position us as a trusted partner for mission-critical digital services.
•Extensible platform ecosystem through Q2 Innovation Studio: Our open technology platform enables customers and partners to extend and innovate on top of the Q2 platform without necessarily rebuilding core infrastructure. Through Q2 Innovation Studio, we support a growing ecosystem of third-party developers and partners, allowing customers to adopt new capabilities, including emerging technologies, within a reliable and regulated framework.
•Recurring revenue model with expansion dynamics: A substantial majority of our revenue is generated from subscription-based arrangements with multi-year terms, and the initial term of our digital banking platform agreements averages over five years. Our platform supports expansion through additional solutions, increased End-User engagement and broader adoption across customer segments, and our long-term customer relationships and high levels of customer retention contribute to visibility and durability in our revenue model.

•Our award-winning culture drives innovation and customer success: We believe our award-winning, innovation-focused culture and the location of our operations facilitate recruiting and retaining top development, integration and design talent. We are headquartered in Austin, Texas, which is a vibrant city that continues to attract an increasing number of young professionals and has close ties to leading research institutions. In each of the past 15 years, the Austin American-Statesman recognized us as one of Austin's "Top Places to Work." We believe our mission, combined with our focus on delivering leading-edge digital solutions, enables us to attract and retain top talent.
Our Growth Strategy
We believe we are well positioned to grow by expanding relationships with existing customers, continuing to move upmarket and leveraging our platform to address adjacent opportunities in the evolving digital financial services landscape. Our growth strategy is centered on the following priorities:
•Further penetrate our large market opportunity: Financial institutions are increasingly adopting cloud-based digital banking solutions to support digital engagement across retail, SMB and commercial segments. Over the past several years, we have expanded our addressable market by acquiring and developing solutions that serve a broader set of financial services providers and End Users. We continue to invest in our unified digital banking platform, commercial banking capabilities, relationship pricing solutions and Q2 Innovation Studio to address a wider range of customer needs and use cases across customer segments.
•Grow revenues by expanding our relationships with existing customers: A significant component of our growth is driven by expanding relationships with existing customers as they increase the number of End Users on our platform and adopt additional solutions. Our single-platform architecture and broad solution portfolio support expansion across multiple lines of business, including retail and commercial digital banking, risk and fraud, and relationship pricing. In addition, our customers grow organically and through mergers and acquisitions, which can further increase adoption of our platform and solutions over time.
•Relentlessly innovate to expand our solutions offerings and enhance our platform: We believe our history of innovation distinguishes us in the market, and we continue to invest in software development informed by the evolving needs of our customers. Q2 Innovation Studio plays an important role in this strategy by enabling customers and partners to extend and customize our platform without rebuilding core infrastructure, supporting faster innovation cycles, broader adoption of new capabilities and integration of emerging technologies within a regulated environment.
•Selectively pursue acquisitions and strategic investments: In addition to organic development, we regularly evaluate strategic opportunities to strengthen and expand our platform. This includes selectively pursuing acquisitions and investments that can enhance our capabilities, expand our addressable market or support adjacent use cases.
Implementation Services, Professional Services and Customer Support
We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation services, professional services, advisory services and customer support, which we believe support customer retention, platform adoption, and incremental expansion opportunities within our existing customer base. We structure our implementation teams to effectively collaborate with the management and technology teams of our customers, supporting the timely deployment and effective utilization of our solutions. Our implementation teams develop and execute coordinated implementation plans centered around five standard phases of IT transformation projects: initiation, configuration, application testing, limited production and production. We offer customized professional services to assist our customers with their efforts to extend our offerings and differentiate their digital brands. We engage with select established customers for more tailored, premium professional services, or Integrated Services, which can result in more ongoing and deeper engagement with those customers. Under certain circumstances for our Symphonix lending solutions, we also partner with third-party professional system integrators to support our customers in the installation and configuration process.
Our customer support personnel serve the comprehensive support-related needs of our customers. Given the highly regulated and operationally complex nature of the financial services industry, our implementation and customer support teams, including any third-party professional system integrators with which we partner, must be knowledgeable about our solutions and the regulatory environments in which our customers operate.

Partner Offerings
In addition to our Q2 Innovation Studio offerings, our customers rely on an ever-growing ecosystem of third-party digital solutions to complement their financial services offerings, and we provide a broad range of tools to help our customers efficiently bring those solutions to market. The flexible nature of our solutions, along with our proprietary integration tools, allow our customers, third parties, and Q2 to build rapid integrations with our customers' internal and third-party systems to support End-User activities and customer processes.
These integration tools connect with a wide variety of third-party applications, allowing us to seamlessly integrate with our customers' internal and third-party systems such as account services, payments, and imaging. Additionally, these integration tools and processes allow us to improve standardization and capabilities across applications and systems. By enabling interoperability across these systems, our platform allows customers to offer a comprehensive set of consumer and commercial functionality to their End Users, which we believe enhances the value and extensibility of the Q2 platform over time.
Sales and Marketing
Our sales and marketing organization is responsible for growing our customer base and maintaining and expanding relationships with our existing customers. We sell our solutions primarily through our direct sales organization and also through partnerships for select solutions and global regions. Our direct sales organization consists of experienced sales professionals who are organized by geography, account size, type of market and whether a prospect is a new or existing customer. Customers are typically assigned a dedicated representative to provide ongoing assistance in the execution of the customer's digital strategy to meet the needs of its End Users. Our sales representatives are supported by our lead generation, solutions consulting, digital strategy and sales operations teams.
Our marketing team complements our sales organization through integrated programs for demand creation, pipeline acceleration, customer expansion and brand advocacy. While the financial institution market is well-defined due to the regulatory classification of financial institutions, the markets for FinTechs and other financial services providers are broader and more difficult to define due to the changing number of providers in each market. We focus our marketing efforts on hosted events and experiences, including our annual in-person client conference, highly-targeted tradeshows, digital marketing, account-based marketing, content marketing and media relations. Our marketing team also conducts primary research to support our industry thought leadership and to identify emerging trends in the industry. Our marketing programs primarily target digital transformation, technology, finance, operations and marketing executives, as well as senior business leaders at financial institutions.
Research and Development
Our focus on innovation has fueled our growth and enables us to provide our customers cloud-based digital solutions that transform the ways in which financial institutions and other financial services providers engage with account holders and retail and commercial End Users and reduce fraud. We allocate significant resources to developing and improving our solutions to meet our customers' evolving needs. Our research and development efforts are informed by customer feedback, regulatory requirements and emerging industry trends, and we monitor and test our solutions regularly.
We maintain a disciplined release process to enhance our existing solutions and introduce new capabilities while maintaining service reliability and security. We follow state-of-the-art practices in software development and design, including using modern programming languages, data storage systems and other tools. We leverage AI both in our products and in our internal operations to deliver better customer experience. Our multi-tiered architecture enables us to scale, add and modify features quickly in response to changing market dynamics, customer needs and regulatory requirements.
Our platform approach supports the rapid development and deployment of new features to address evolving market needs. In addition, our extension and integration frameworks allow customers and partners to address market-specific requirements without disrupting core platform functionality, which is a key aspect of our technology strategy.
Technology and Operations
Due to the highly regulated nature of the financial services industry, our digital banking platform combines multi-tenant and single-instance deployment models. This approach is designed to meet stringent data security and regulatory requirements while minimizing compliance cost and residual risk. Our solutions leverage a modern, multi-cloud architecture that supports scalability, operational efficiency, security and disaster recovery. We have also developed an internal operations and analytics platform that aggregates system-level and End User experience telemetry across our environments to drive continuous improvement, innovation and operational scale.

We operate our digital banking platform on third-party public cloud infrastructure, with Amazon Web Services, or AWS, and Microsoft Azure serving as our primary cloud providers. Our digital lending and relationship pricing solutions, along with select digital banking platform components, are hosted natively in third-party public cloud environments. We have completed the migration of our digital banking platform, including the core computing, storage and processing capabilities, from privately operated data centers to public cloud infrastructure. All hosting environments operate under our unified security posture and compliance framework. Our architecture enables seamless integration across services so that End Users experience a consistent and reliable platform, independent of the underlying cloud service boundaries. This cloud-native design provides flexibility to optimize individual services for performance, scale, cost efficiency, resiliency and security.
Our platform is designed using industry-standard public cloud resiliency patterns to minimize service interruptions and support high availability. Services are deployed across multiple availability zones within regions, with fault isolation and automated recovery mechanisms to reduce the impact of infrastructure-level failures. Network architectures are fully redundant and leverage edge routing, load balancing and managed connectivity services to allow for requests to be moved across multiple regions for business continuity and high availability purposes. We utilize and control a reserved, privately owned IP address space to expedite our disaster recovery management operations for our digital banking platform customers.
Our digital banking platform has achieved average monthly uptime in excess of 99.9% since January 2013. We actively monitor our infrastructure and applications on a 24x7 basis for indicators of risk, performance degradation or anomalous behavior, and we take proactive action to prevent or minimize service disruption. Our hosting environments employ layered security controls, including zero-trust network principles, defense by design architectures, continuous monitoring, anomaly detection, and tightly controlled privileged access. We also enforce strong endpoint security, configuration hardening and monitoring to mitigate risks associated with a globally distributed workforce.
Access to our solutions requires End Users to be authenticated, authorized and validated prior to use, at a minimum through a valid user ID and password. Many customers additionally employ multi-factor authentication methods, such as out-of-band one-time password delivery, hardware-based cryptographic tokens or fast identity online, or FIDO, to further secure access and transaction authorization. With the adoption of agentic base AI capabilities, we continue to evolve and mature our cyber defense and identity monitoring capabilities. Our layered security model supports differentiated access levels and entitlements based on user roles and permissions. Our software development lifecycle conforms with industry practices and utilizes peer reviews prior to production deployment, along with automated and manual vulnerability testing. In addition, our internal penetration testing team, supported by independent third-party assessors, performs regular penetration and vulnerability assessments of our solutions.
Intellectual Property
We rely on a combination of patent, trademark, trade secrets and copyright laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2025, we had seven patent applications pending and 17 patents issued in the U.S. and other countries, with expiration dates ranging from October 2027 to October 2040. Despite substantial investment in research and development activities, we have not focused on patents and patent applications historically. We license third-party technologies, such as bill-pay technologies, that are incorporated into some of our solutions.
Our Competition
The market for digital solutions for financial services providers is highly competitive. We believe that the breadth of the comprehensive integrations among our solution offerings and our customers' internal and third-party systems, combined with our deep industry expertise, reputation for consistent, high-quality customer support and the pace at which we bring innovation to market distinguish us from the competition across our cloud-based digital banking, digital lending and relationship pricing, fraud products, Q2 Innovation Studio and Helix solutions.
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
People
As of December 31, 2025, we had 2,549 employees, of which 2,548 were full time employees, 1,664 of which were employed in the United States, and 884 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union nor are a party to a collective bargaining agreement.
At Q2, we are as passionate about our people as we are about our mission. For more than 21 years, Q2 has been recognized and defined by our mission-driven culture. Our mission is to build strong and diverse communities by strengthening their financial institutions. Our people are paramount to our success, and we have always operated with a set of principles to help guide us in how we treat one another, run our business and serve our customers, partners and communities. To ensure our continued success, we endeavor to nurture our mission-driven culture by how we grow our teams, define our goals and reward our employees. Our human capital strategy focuses on employee engagement, talent development, inclusion and well-being.
Employee Engagement and Culture
Since our founding, our culture has been rooted in our mission. We believe our passion, dedication and commitment towards this mission is a significant differentiator for our customers and employees. At Q2, employees experience a culture that is mission-fueled and built on hustle, adaptability and curiosity. We lead with heart, drive the business with purpose, care deeply about customers and hold ourselves accountable.

Our culture is demonstrated and shared through our employee traditions and daily engagements among our employees and with our customers. We continue to refine our employee engagement programs to meet the continued and changing needs of our business, including to accommodate numerous remote and hybrid employees and hybrid working styles. We offer a range of learning and social opportunities, both virtually and in person, with more of our employee engagements returning to Q2 campuses. The role of the campus has evolved to emphasize interaction, which can include formal meetings, informal conversations, brainstorms, social events and other activities that make the most of being together face-to-face, as well as supporting local employees onsite multiple times per week.
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
In 2025, employees reported over 16,000 hours of service to 218 organizations and, combined with Q2's efforts, donated approximately $1.6 million to nonprofits globally. In 2025, we also granted $150,000 through the Q2 Philanthropy Fund to nonprofits in Texas, Iowa, Minnesota, Nebraska, North Carolina, Mexico and India. In response to devastating flooding across Central Texas in July 2025, Q2 team members raised over $52,000 in just the first few days of our Texas Flood Relief campaign. With Q2's $50,000 corporate donation and full match of employee contributions, the total impact reached over $154,000.
In 2025, we had the privilege of partnering with community organizations addressing the diverse needs of the communities we serve. This included Foundation Communities, which provides affordable housing and support services that help Central Texans build stable, successful lives, and Girlstart, which sparks girls' interest and engagement in STEM through innovative STEM education programs. Our charitable efforts also focus on causes outside of the U.S., including India-based Akshaya Patra Foundation, which strives to address childhood hunger and promote education.
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
Q2 has been recognized by the Austin American-Statesman as a Greater Austin Top Workplace for 15 consecutive years and in 2025, Q2 was also recognized as a Top Workplace USA based on survey responses from employees across the country.
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
To create a culture of teamwork and rewards, we support a range of recognition programs. One of our most utilized programs is a points-based rewards system that allows our employees to highlight successes and give thanks to individuals and teams across the organization. We encourage the engagement of peer-to-peer recognition and showcase our wins, while we utilize Q2's guiding principles as a framework to recognize the behaviors we expect our employees to model. We provide other meaningful opportunities for recognition that emphasize our commitments to each other and our customers, including our

Changemakers recognition program which recognizes outstanding team members across our organization, including both sales and non-sales team members. Employees are selected based on peer and customer nominations and are awarded with gifts to celebrate their accomplishments.
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
•our 2025 Dodgeball tournament for Breakthrough T1D, held at Q2 Stadium, which raised more than $125,000;
•volunteering over 1,500 employee hours through Q2 Stadium volunteer opportunities, benefiting regional nonprofits; and
•providing approximately 1,500 Austin FC game-day experiences for our employees and a variety of customers and non-profit partners.
We proudly embrace the diversity of our employees, partners, customers, stakeholders and the communities we serve. We believe that consideration of differing points of view, including unique backgrounds, experiences and talents, is critical to our success. With a strong history of fostering internal talent and providing growth opportunities for our global workforce, we remain committed to evolving our practices to identify and mitigate bias across our organization. In 2025, we continued strengthening our employee resources groups, or ERGs, to support our internal communities. Our ERGs include Black Q2, Gente de Q2, Q2 Pride, Q2 Women and Q2 Veterans and Allies. Each ERG is championed by executive leadership, guided by a clear mission and powered by dedicated volunteers. Open to all employees, these groups provide opportunities to connect through meaningful events, educational workshops and volunteer initiatives, helping us cultivate a culture of belonging for everyone at Q2.
The following tables represent the diversity statistics of our workforce. Gender numbers reflect Q2's global workforce, and race and ethnicity data is for U.S. only. Gender and ethnicity are self-identified. Based on information provided by our employees who opted to self-identify, representing the vast majority of our employees, our employee population as of December 31, 2025 reflected the following:

	Female	Underrepresented Racial/Ethnic Group
Overall	33.3%	30.0%
Director-level roles and above	31.2%	19.1%
Learning and Development
We recognize the importance of employees developing and progressing in their careers, starting on their first day with our robust new-hire employee orientation and thoughtful onboarding plans, which are designed to give employees a successful beginning of their Q2 career and to accelerate their time to productivity, including deep dives into our culture, products and markets, as well as our Code of Business Conduct and Ethics, our values and our 10 Guiding Principles. Once employees are onboarded, we focus on ways to further develop their skills and careers at Q2. We provide a variety of resources to help our employees grow in their current roles and build new skills, including a wide variety of development resources and courses, offered on-demand and in facilitated live learning opportunities. We emphasize individual and team development planning as part of our annual goal-setting process. In 2025, employees completed over 152,000 hours of training. We believe developing our employees is one of the greatest acts of trust we can show to our managers, and accordingly all managers go through training to enable them to effectively perform as leaders. We expanded leadership development programs supporting employees from new managers to senior executives, with leaders completing over 4,000 hours of training. These programs increasingly incorporate AI-enabled learning tools to enhance collaboration, enterprise thinking and skill development. We also support higher education through internship programs and university partnerships.
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

Talent Acquisition
Talent Acquisition is designed to support the Company's growth strategy through a scalable, data-driven hiring model that emphasizes efficiency, consistency, and talent quality. We attract candidates through a diversified set of sourcing channels, including long-standing relationships with universities, professional associations, industry networks and employee referrals, supported by a compelling employee value proposition that reflects our mission-driven culture, collaborative working environment, competitive pay structures and career development opportunities.
We prioritize internal talent mobility as a strategic lever to accelerate hiring, retain institutional knowledge, and optimize recruiting costs. During fiscal year 2025, approximately 22% of open positions were filled by internal candidates, reflecting the strength of our internal talent pipeline and succession planning efforts. Our recruiting processes emphasize objective, job-related evaluation criteria and consistent decision-making across roles and geographies.
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
Our customers and prospects operate in a highly regulated environment and are subject to extensive and complex federal, state and international laws, regulations, regulatory oversight and regulatory guidance governing financial services, consumer protection, data privacy and security, payments, lending and the use of technology service providers. These laws and regulations are constantly evolving and affect the conduct of our customers' operations and, as a result, our business. Our solutions are designed to enable our customers to address these regulatory requirements, including those related to financial transactions, information security, privacy, anti-money laundering, consumer fairness, accessibility, third-party risk management and supervisory expectations applicable to technology providers supporting regulated financial institutions.
We are subject to periodic examination by regulators under the authority of the Federal Financial Institutions Examination Council, or FFIEC, under its Guidance on the Supervision of Technology Services Providers and the Gramm-Leach-Bliley Act of 1999, and federal, state and other laws that apply to technology service providers as a result of the services we provide to the institutions and entities they regulate. As a technology service provider, we are examined by federal financial regulators on a rotating basis. These examinations are based on guidance from the FFIEC, which is a formal interagency body empowered to prescribe uniform principles, standards and report forms for the examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. The examinations cover a wide variety of subjects, including our management, acquisition and development activities, support and delivery, information technology audits, cybersecurity, as well as our disaster preparedness and business recovery planning. The FFIEC has broad supervisory authority to remedy any shortcomings identified in an examination. Following an examination, our financial institutions' customers may request the open section of the report of examination through their lead examination agency.
The Dodd-Frank Act granted the Consumer Financial Protection Bureau, or CFPB, authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers that provide a material service to a financial institution offering consumer financial products and services. In 2024, the CFPB issued a rule pursuant to Section 1033 of the Dodd-Frank Act that would require banks and other financial institutions to share certain customer account data securely with consumers and authorized third parties upon consumer request with compliance dates phased in beginning in 2026 based on institution size. However, in a status report filed in related federal litigation challenging the rule, the CFPB stated that it intends to issue an interim final rule revising its Section 1033 open banking framework and to proceed directly to such interim rulemaking on an expedited basis. While the CFPB has not disclosed the substance or timing of the anticipated interim final rule, these developments introduce uncertainty regarding the scope, timing, and implementation of the Section 1033 requirements and could affect financial institutions and service providers subject to the rule.
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
Privacy and Information Safeguard Laws
In the ordinary course of our business, we and our customers using our solutions access, process and transmit certain types of data, which subjects us and our customers to a variety of privacy and information security laws and regulations in the United States and internationally, including, for example, GLBA, CCPA, CPRA and GDPR, and other federal, state and international data privacy, security, and protection laws designed to regulate the use of consumer information and mitigate identity theft. We are also subject to an expanding number of comprehensive state privacy laws and related regulations, as well as state data breach notification and information safeguard requirements.
These laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require financial services providers to maintain administrative, technical and physical safeguards and related policies regarding information privacy and security. In addition, under certain of these laws, we are required to provide notices to consumers describing our information sharing practices, provide advance notice of certain policy changes, and, in some cases and subject to applicable exemptions, offer consumers rights regarding the use and disclosure of their personal information. Certain laws may require us to notify affected clients, regulators, law enforcement, authorities, consumer reporting agencies or other third parties in the event of a data security or privacy breach involving personal information.
To address these requirements, we maintain confidentiality and information security standards and procedures applicable to our business operations and to our third-party vendors and service providers. Privacy and information security laws and regulations continue to evolve and may be subject to differing interpretations, requiring ongoing monitoring and modifications to our compliance program, which may result in increased operational complexity and compliance costs.
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
•the current economic environment and challenges in the financial services industry, including impacts on our customers' decisions to purchase our products and services and the related demand for our solutions relative to our expectations, including economic impacts resulting from changes to U.S. trade policy, tariff and import/export regulations;
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
•the recently completed migration of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers;
•defects, failures or interruptions in third-party services or solutions, including third-party public cloud service providers;
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
•customer training and customer support;
•development of our AI strategies and solutions, changes to the market for our solutions and regulatory specifications and functionality required by our customers and relevant governmental authorities;
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
•global data privacy and security regulations;
•increased regulatory scrutiny and evolving requirements for money movement services and the resulting potential higher costs, increased complexity and limitations on offerings;
•litigation or threats of litigation;
•our ability to protect our intellectual property;
•the use of "open-source" software in our solutions;
•environmental, social and governance, or ESG, disclosures and evolving ESG disclosure requirements;
•the expenses and administrative burdens as a public company;
•the dilutive effects of future sales or anticipation of future sales, of our common stock and the resulting impact on the price of our common stock;
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
We maintain various types of confidential information, including our own information and that of our customers and their End Users. For example, certain elements of our solutions process and store personally identifiable information, or PII, such as banking and personal information of our customers and their End Users, and we also regularly have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. Our solutions and the solutions of our third-party partners are used to process various types of transactions, including debit card, credit card, electronic bill payment, Automated Clearing House, or ACH, payments, real-time payments through faster payment networks, transactions in cryptocurrencies and check clearing that support consumers, financial institutions and other businesses. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity, availability and privacy of confidential information, including PII, our solutions and our information technology systems. However, we are vulnerable to attack and cannot entirely eliminate the risk of improper or unauthorized access to our solutions or information technology systems or disclosure of confidential information or other security and privacy events that impact the integrity, availability or privacy of confidential information, including PII, or our systems, solutions and operations, or the related costs we may incur to mitigate the consequences from such events. Further, given the flexibility and complexity of our solutions, including an increasing number of integrations to third party solutions and increasing reliance on third-party public cloud service providers, there is a risk that configurations of, or defects in, the solutions or errors in their development or implementation could create vulnerabilities to fraud, security and privacy breaches. There have been and will continue to be unlawful attempts to disrupt or gain access to our solutions, information technology systems or the PII or funds of our customers or their End Users, and any successful attempts could disrupt our or our customers' operations and result in financial losses to us and our customers. In addition, because we increasingly leverage third-party providers, including cloud, software and other critical technology vendors to develop and deliver our solutions to our customers and their End Users, we rely heavily on the data security technology practices and policies adopted by these third-party providers, and we may not be able to identify vulnerabilities in such third-party practices and policies. A vulnerability in a third-party provider's software or systems, a failure of our third-party providers' safeguards, policies, procedures or overall business operations or a breach of a third-party provider's software or systems could result in financial loss and the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solutions.
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

In addition, third parties may attempt to fraudulently induce our employees or the employees of our customers or third-party providers into disclosing sensitive information such as usernames, passwords or other information to gain access to our confidential or proprietary information or the data of our customers and their End Users. A party who is able to compromise the security of our facilities, whether physical or systematic, could cause interruptions or malfunctions in our operations. We continue to make investments in insider threat programs, but we may be unable to anticipate or prevent techniques used to obtain unauthorized access or sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security measures or gain unauthorized access to our systems or solutions. In addition, there may be a heightened risk of state-sponsored cyberattacks or cyber fraud during periods of geopolitical uncertainty, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. Additionally, there is an increased risk that we may experience cybersecurity-related events, such as phishing attacks, and other security challenges as a result of some of our employees and employees of our service providers working remotely from non-corporate managed networks. Increased risks associated with cyberattacks, data and privacy breaches and breaches of security measures within our solutions, systems and infrastructure or the products, systems and infrastructure of our customers or third parties upon which we rely and the resultant costs and liabilities may cause failure or inability to meet our customers' expectations with respect to security and confidentiality and could harm our business, and seriously damage our reputation and affect our ability to retain customers and attract new business. Our systems and operations are also subject to inherent internal threats from employees or contractors such as unauthorized information access or disclosure and asset misappropriation, including as a result of inadequate access management. While we endeavor to counter these threats through processes designed to identify and monitor potentially risky behaviors, including data loss prevention and access rights management protocols, no risk mitigation strategy can entirely eliminate the risks posed by internal threats.
Although we monitor our solutions and information technology systems to detect and block threats, as cyber threats have evolved and continue to evolve, vulnerabilities in the supplier ecosystem, our solutions and information technology systems have been and may in the future be exploited. We continue to expend additional resources to modify or enhance our layers of defense to remediate such vulnerabilities and adjust lifecycle management. System enhancements and updates create risks associated with implementing new systems and integrating them with existing ones, including risks associated with the effectiveness of our, our customers' and our third-party providers' software development lifecycles. Due to the complexity and interconnectedness of our systems and solutions, the process of enhancing our layers of defense, including addressing hardware-based vulnerabilities, can itself create a risk of systems disruptions and security issues. Our and our customers' and third-party providers' ability and willingness to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. Customer utilization of older versions of our solutions can increase the risk and complexity of security vulnerabilities and the resources and time required to address them.
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
Our operating results may vary based on the impact of changes in our industry, the geopolitical landscape or the global economy on us or our customers and their End Users. Continued widespread geopolitical and global economic conditions such as inflationary pressures, inflation rates, recession fears or economic slowdown in the United States or internationally, geopolitical uncertainty including acts of war, military conflict, uncertainties or conflicts in and around Ukraine, the Middle East and other parts of the world, regulatory changes, or political or regulatory uncertainty or discord, could adversely affect demand for our solutions and make it difficult to accurately forecast our results and plan our future business activities. While we do not have significant operations in directly affected areas, we are unable to predict the impact of geopolitical factors on the global economy or on our financial condition or results of operations. The revenue growth and potential profitability of our business depend on demand for enterprise SaaS solutions and services generally and for financial services solutions in particular. Weak or deteriorating economic conditions in the financial services industry could adversely affect our current or prospective customers' ability or willingness to purchase our solutions, put pressure on corporate information technology expenditures, delay purchasing decisions, reduce the value or duration of their subscriptions, or affect subscription renewal rates, all of which could adversely limit our ability to grow our business and negatively affect our operating results. Changes in interest rates may impact account holder demand for loans and the creditworthiness of existing borrowers, resulting in operational challenges for financial institutions, including higher credit losses and difficulty in assessing risk in their existing loan portfolios and in making new lending decisions. Economic uncertainties, whether relating to general economic and geopolitical conditions, a changing or uncertain regulatory environment or challenges in the financial services industry, including specifically related to discretionary spending, have the ability to limit the growth of our business and negatively affect our operating results. Uncertain economic and geopolitical conditions may also disrupt supply chains, including third parties with which we have entered into relationships and upon which we depend in order to grow our business, such as technology vendors and third-party public cloud service providers, which could lead to payment delays and failures to settle financial transactions. The duration and severity of these unfavorable or uncertain conditions and their long-term effects on us and our customers remain uncertain and difficult to predict, and we may be unable to continue to grow or to grow at a similar rate in the event of future and sustained economic slowdowns.
In addition, the imposition by the U.S. of additional tariffs on a broad range of imports from multiple countries, and the potential for further expansion of such tariffs, including retaliatory tariffs being imposed by foreign countries, has introduced uncertainty into the global trade environment. Although our operations do not involve the direct purchase of significant volumes of goods or raw materials from outside the U.S., and we do not manufacture or inventory physical products, these trade measures may indirectly affect our business. For example, continued or escalating tariffs may contribute to inflationary pressures or impact the cost structures of our third-party service providers, cloud infrastructure partners, or customers, which could affect demand for our solutions and services or increase our cost of service delivery over time. To date, these developments have not had a material impact on our operations or financial performance. However, we continue to monitor the evolving trade landscape, including any additional tariffs or retaliatory measures that may arise, given the potential for broader macroeconomic implications and downstream effects on the financial services industry.
We derive substantially all of our revenues from customers in the financial services industry, and in particular RCFIs, and any economic downturn or consolidation in the financial services industry, or unfavorable economic conditions affecting regions in which a significant portion of our customers are concentrated or segments of potential customers on which we focus, could harm our business.
Recent economic pressures from fluctuating interest rates, inflationary pressures, instability in the banking and financial services sectors and slowdowns in the economy, financial markets and credit markets have had and could continue to have an impact on account holders or End Users of our solutions, our customers' prospects and our business sales cycles, and our customers' or prospective customers' spending decisions. Downturns in the financial services industry and unfavorable economic conditions affecting the regions in which our customers or prospective customers are concentrated or particular segments of customers or prospective customers on which we focus, including the Alt-FI and FinTech sectors, have and may continue to cause our customers or prospective customers to delay or reduce their spending on solutions such as ours or seek to terminate or renegotiate their contracts with us, including in either case as a result of insolvency or bankruptcy. A significant portion of our revenues is derived from financial institutions, and in particular RCFIs, and we have been and may continue to be impacted by challenges in the economic environment and financial services industry. Some financial institutions have in the past experienced significant pressure due to economic uncertainty, liquidity concerns and increased regulatory scrutiny. In recent years, many financial institutions have merged or been acquired, and periodically during downturns a limited number of financial institutions have failed, creating market disruption and uncertainty within the financial services industry, in particular among RCFIs. The actions taken by such institutions to address potential liquidity concerns have resulted in certain institutions incurring substantial costs that have negatively impacted, and may continue to negatively impact, their profitability and could lead to further market instability or bank failures. Additionally, regulatory changes aimed at stabilizing the financial system could impose new burdens, further straining the profitability of these institutions and potentially leading to a contraction in economic activities. Market conditions, including deteriorating performance of certain loan portfolios, including commercial real estate loan portfolios, capital constraints, and fluctuating levels of direct losses and charge-offs for some financial institutions, have also caused and may continue to cause financial institutions to reduce lending activity as they seek to increase their reserves to maintain better liquidity. Additionally, banking regulators, as well as increasingly cautious investors, have increased scrutiny of commercial real estate lending. This heightened attention may compel financial institutions with substantial commercial real estate loan portfolios to adopt more stringent underwriting standards, enhance internal controls, bolster risk management policies, conduct more rigorous portfolio stress testing, and maintain higher reserve levels. While the U.S. government has taken measures to strengthen public confidence in the banking system and protect depositors, such steps may be insufficient to resolve the volatility in the financial markets and reduce the risk of additional bank failures. It is possible these conditions may persist, deteriorate or reoccur, and longer term, failures and consolidations are likely to continue, and there are very few new financial institutions being created. Further, if our customers merge with or are acquired by other entities that have in-house developed solutions or that are not our customers or use fewer of our solutions, our customers may discontinue, reduce or change the terms of their use of our solutions. It is also possible that the larger financial institutions that result from mergers or consolidations, including large scale core migrations leading to industry consolidation, could have greater leverage in negotiating terms with us or could decide to replace some or all of our solutions. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, stablecoin or deposit tokenization, which may reduce the number of End Users, or log-ins or transactions using their more traditional financial services. Any of these developments could have an adverse effect on our business, results of operations and financial condition.
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
Such errors, defects, other performance problems, or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, can be costly and complicated for us to remedy, cause damage to our customers' businesses and to their End Users and harm our reputation. Additionally, certain of our solutions are hosted by our customers or third-party resellers, resulting in our inability to directly access and monitor the data being processed by and our customers' use of such solutions. When any such solutions being hosted by our customers or third-party resellers encounter errors, defects or other performance problems, it can be difficult and costly to assess the issues properly and apply fixes, including because we must rely on the assistance and records of our customers or third-party resellers, as applicable. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their agreements, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, loss of business, increased insurance costs, difficulty in collecting our accounts receivable, costly litigation, increased regulatory oversight, fines or penalties, adverse publicity and brand damage. Such errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solutions.
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
We have migrated the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers and any challenges or difficulties with such migration could adversely affect our and our customers' business.
We have migrated the hosting of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. In certain cases, operating our solutions with third-party public cloud service providers requires changes to our solutions to allow for optimal operation of the solution when hosted by the third-party public cloud service provider, and such changes can vary significantly from customer to customer depending upon the particular design and combination of services they use and offer, including integrations to third-party services over which we have little or no control. The migration required planned downtime to transfer our customers' environments to the public cloud, and while we planned this migration extensively and conducted this migration carefully and methodically, we or our customers could experience unforeseen subsequent challenges or difficulties including outages, service delays, defects or errors from the migration or changes to our solutions that we implemented to enable it. Additionally, such migration may not achieve the anticipated cost savings or technical advantages.
Our ability to operate effectively depends, in part, on the availability, security, and resilience of these third-party platforms and the providers' continued compliance with applicable contractual, legal, and regulatory requirements. Disruptions, outages, cyber incidents, data loss, or other security events affecting our third-party public cloud service providers could impair our ability to access critical systems or data, interrupt customer services, or result in the unauthorized access to or disclosure of sensitive information. In addition, changes in a provider's business, financial condition, service offerings, or contractual terms, or a decision by a provider to limit or discontinue services, could require us to incur additional costs or transition to alternative solutions, which may be time-consuming and complex. Additionally, heightened supervisory expectations or new regulatory requirements may require us to enhance governance, monitoring, contractual protections, or contingency planning related to these arrangements, which could increase costs or limit flexibility in how we use such services.

We depend on third-party public cloud service providers and third-party Internet service providers, and any disruption in the operation of these services or access to the Internet have in the past and could in the future adversely affect our business.
We operate our digital banking platform on third-party public cloud infrastructure, with Amazon Web Services, or AWS, and Microsoft Azure serving as our primary cloud providers. Our digital lending and relationship pricing solutions, along with select digital banking platform components, are hosted natively in third-party public cloud environments. We have completed the migration of our digital banking platform, including the core computing, storage and processing capabilities, from privately operated data centers to public cloud infrastructure. Our reliance on these providers and their systems is significant. The owners and operators of these third-party public cloud service providers do not guarantee that our customers' access to our solutions will be uninterrupted, error-free or secure. We have experienced, and may in the future experience, website disruptions, outages and other performance problems with these third-party public cloud service providers. These problems may be caused by a variety of factors, including infrastructure changes, hardware failures, human or software errors, viruses, security attacks, fraud, operational disruption, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We do not control the operation of these third-party public cloud service providers, and such services are vulnerable to damage or interruption from human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes, pandemics or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to terminate our hosting arrangement or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions, cause system interruptions, prevent our customers' End Users from accessing their accounts or services online, cause reputational harm and loss of critical data, prevent us from supporting our solutions or cause us to incur additional expense in arranging for new facilities, services and support, and we may be required to pay refunds to our customers based on service level agreement (SLA) provisions in their contracts.
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
A disruption at a key vendor, such as a third-party public cloud service provider, third-party Internet service provider, software update distributor or cybersecurity firm, could impair our systems or our clients' ability to access our platforms. Because certain cloud and hosting services are provided by a limited number of large providers, an extended or widespread outage at a major provider could have a disproportionate impact on our operations, even if the outage is not specific to our systems. In such circumstances, our ability to implement timely workarounds or migrate affected workloads may be constrained, which could increase the duration or severity of operational disruption. Major global outages caused by faulty updates from a cybersecurity vendor have historically resulted in widespread service interruptions across multiple industries. A similar event affecting our vendors could cause outages in client-facing applications, transaction processing delays or data access issues, which could damage client confidence, lead to contractual penalties, and adversely affect our financial performance.
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
To increase our revenues, we will need to continue to attract new customers and encourage current customers to expand the utilization of our solutions or agree to price increases associated with existing solutions. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on similar or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, customers failing to meet their End-User growth projections, decreases in the number of customers, decreases in usage of our solutions by End Users, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other competitors and general economic conditions. We cannot give assurance that our current customers will renew or expand their use of our solutions. If we are unable to attract new customers or retain or attract new business from current customers or partners, our business, financial condition and results of operations may be materially and adversely affected.
We may encounter implementation challenges, particularly as the number, size, type and complexity of customers that we serve increases and changes, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We have and may continue to face unexpected implementation challenges related to the complexity of our customers' implementation and integration requirements, particularly implementations for larger customers with more complex requirements in their hardware, software and network infrastructure needs. Our implementation expenses increase when customers have unexpected data, hardware or software technology challenges, or complex or unanticipated business or regulatory requirements. In addition, our customers in some cases may require complex acceptance testing related to the implementation of our solutions. Implementations often involve integration with or conversion of customers off of systems and services of third parties over which we do not have control. We may also experience implementation inefficiencies, delays, or increased costs associated with the introduction or expansion of new delivery tools, automation, or AI-assisted capabilities, including risks related to adoption, performance, training, change management, or integration with existing processes.
We may also face implementation challenges if we fail to accurately forecast or provision the necessary time and resources, including qualified talent, particularly following periods of increased sales success or restructurings impacting our implementation teams. Implementation delays may require us to delay revenue recognition under the related customer agreement longer than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our revenue recognition may be delayed. In addition, implementations that rely on third-party vendors, service providers, or payment networks may be subject to delays, errors, or performance issues outside of our control, which could further increase costs, require rework, or delay customer acceptance and revenue recognition.
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

If the use of our solutions increases, or if our customers demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure and related resources at a more rapid pace than we have in the past. This would involve spending substantial amounts to subscribe to new or additional third-party cloud service services, upgrade our technology and infrastructure or introduce new or enhanced solutions. It takes a significant amount of time to plan, develop and test changes to our solutions and related infrastructure and resources, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure and related resources. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. Also, any expansion of our infrastructure and related resources would likely require that we appropriately scale our internal business systems and services organization, including implementation and customer support services, to serve our growing customer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our service may become ineffective, we may lose customers, and our operating results may be negatively impacted.
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
We currently compete with providers of technology and services in the financial services industry, including point system vendors, core processing vendors and systems internally developed by financial services providers. With respect to our digital banking platform, we have several point solution competitors, including Candescent, Alkami Technology, CSI, Backbase and Lumin Digital in the online, consumer and SMB banking space and Finastra and Bottomline Technologies in the commercial banking space. We also compete with core processing vendors that provide systems and services such as Fiserv, Jack Henry and Associates and Fidelity National Information Services, or FIS. With respect to our digital lending and relationship pricing solutions, we compete against several point system competitors, including Abrigo, Baker Hill Solutions, nCino, Finastra, Brilliance Financial Technology, Temenos AG, and core processing vendors, including FIS and Fiserv. With respect to our Helix solution, we primarily compete with Galileo Financial Technologies, Marqeta and Green Dot in the BaaS and embedded finance markets, and we compete with Finxact, a Fiserv company, Nymbus, Mambu and Thought Machine Group in the cloud-core markets. Some of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. In addition, some of our competitors expend more funds on research and development, which may allow them to introduce new and improved technologies and services more frequently than us.

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
We currently incorporate AI capabilities into select solutions, and we are making investments and anticipate further utilization of AI in our solutions in the future. As with many emerging technologies, AI presents risks, challenges and unintended consequences related to its development, adoption and use that could adversely affect our business. AI algorithms and training methodologies may create accuracy issues, unintended biases and other unexpected outcomes. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the accuracy and acceptance of AI-based solutions or cause harm to individuals or customers, creating perceived or actual technical, legal, compliance, privacy, security and ethical risks, which could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. These incidents could include explainability risk whereby our potential inability to interpret, articulate or justify the decision-making processes of AI models, compounded by challenges in achieving replicability of outcomes due to the adaptive nature of AI learning, where identical inputs may not always yield repeatable or consistent outputs, and may lead to concerns about trust, regulatory compliance and accountability. If we enable or offer AI-based solutions that are controversial because of their impact on human rights, privacy, employment or other social, economic or political issues, or which contain errors or bias or infringe upon the rights of third parties, we may experience competitive, brand or reputational harm or legal or regulatory action. Further, incorporating AI into our solutions may increase our risk of litigation and risk of non-compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed. The legal and regulatory landscape for AI is emerging and evolving rapidly, and what they ultimately will become remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business or entirely limit our ability to incorporate certain AI capabilities into our solutions.
We also currently use AI for certain internal functions and in operating our business and we anticipate expanding our use of AI for these purposes, which presents risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, where security incidents may become more complicated to discover due to the nature of AI. Additionally, we may experience challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support and internal controls related to their use as well as active management of infrastructure and related costs as AI capabilities increase in the industry. Use of AI for business operations also involves the risk of infringing third-party intellectual property rights. Further, dependence on AI may introduce additional operational vulnerabilities by impacting our relationships with customers, partners and suppliers, by producing inaccurate outcomes based on flaws in the underlying data or other unintended results. Our competitors or other third-parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
Additionally, AI model health presents a growing risk to our business and operations. As we develop, test, deploy and operate AI models that are integrated with or support our products and services, these models must remain compliant with evolving regulatory and model risk management requirements and fit for purpose over time. Gaps in security, evaluation rigor, repeatability, or traceability could produce biased or inaccurate outputs, trigger regulatory scrutiny, harm customers or erode trust. Weak governance, documentation or monitoring could further limit our ability to explain model behavior, demonstrate compliance or respond effectively to incidents, which could adversely affect our financial condition and reputation.
If we fail to respond to evolving technology, technological requirements or introduce adequate enhancements, new features or solutions, our solutions could become obsolete or less competitive.
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
Additionally, AI, including generative AI and autonomous decisioning technologies, is evolving rapidly and may significantly alter how financial technology products and services are developed, distributed and consumed. AI-enabled offerings may reduce demand for our products and services, compress pricing, weaken customer relationships or shift value creation away from regulated financial institutions toward technology providers.
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
If we fail to attract, hire and integrate qualified new employees, motivate and retain existing personnel, or maintain a highly skilled and diverse global workforce, our business and future growth prospects could be harmed. Competition for executive officers, software developers, domain experts in financial services and other highly skilled personnel in our industry is intense. In particular, we compete with many other companies for executive officers, software developers with high levels of experience in designing, developing and managing software, as well as skilled sales and operations professionals and knowledgeable customer support professionals, and we may not be successful in attracting the professionals we need. We have from time-to-time experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Qualified individuals are usually in high demand, and we may incur incremental costs to attract and retain them. We have hired and continue to hire personnel in countries where technical knowledge and other expertise are offered at lower costs than in the U.S., which increases the efficiency of our global workforce structure and reduces our personnel related expenditures. Nonetheless, as globalization continues, competition for employees in these countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets, and our revenue may not increase sufficiently to offset these expected increases in costs, causing our results to suffer.

Because our long-term success depends in part on our ability to operate our business internationally, our business is susceptible to risks associated with international operations.
We have international operations in India, Australia, Canada, the United Kingdom and Mexico. In recent years, we have expanded our international operations in order to maintain an appropriate cost structure, access a broader talent pool and meet our customers' needs, which has included opening offices in new jurisdictions. Our expansion efforts may involve expanding into less developed countries, which may be subject to political, social or economic instability and have less developed infrastructure and legal systems. The international expansion of our operations requires significant management attention and financial resources and involves significant administrative and compliance costs. Our limited experience in operating our business in certain regions outside the U.S. increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the U.S. for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These include, but are not limited to:
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
•challenges in obtaining visas and other restrictions on international travel;
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
We have incurred losses from operations in many periods since our inception in 2005. We incurred net losses of $38.5 million and $65.4 million for the years ended December 31, 2024 and 2023, respectively, and net income of $52.0 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $612.2 million. These losses and accumulated deficit, and most recent period of income, reflect the substantial investments we have made to develop, sell and market our solutions, acquire customers and hire and retain qualified employees. As we seek to continue to grow our business, including through acquisitions, we expect to incur additional sales, marketing, implementation and other related expenses, including amortization of acquired intangibles. Our ability to sustain profitability will depend on our obtaining sufficient scale and productivity so that the cost of adding and supporting new customers does not adversely impact our margins. We also expect to continue to make other investments to develop and expand our solutions and our business, including continuing to increase our marketing, services and sales operations and continuing our significant investment in research and development and our technical infrastructure, while also managing our business in response to continued challenging economic conditions, challenges in the financial services industry and any resulting economic slowdown. We may incur losses in the future as we continue to focus on adding new customers and solutions, and we cannot predict whether or when we will sustain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses, thus making it challenging to maintain profitability. While our revenues have grown in recent periods, such growth may not be sustainable, and our revenues could decline or grow more slowly than we expect. We also may incur additional losses in the future for a number of reasons, including due to litigation and other unforeseen reasons and the risks described in this report. If we are unable to sustain profitability, our customers may lose confidence in us and slow or cease their purchases of our solutions and we may be unable to attract new customers, which would adversely impact our operating results.
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
As of December 31, 2025, we had approximately $458.8 million of U.S. federal net operating loss carryforwards. Utilization of these net operating loss carryforwards depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a 3-year period. Future ownership changes or future regulatory changes could further limit our ability to utilize our net operating loss carryforwards. To the extent we are not able to offset our future income against our net operating loss carryforwards, this would adversely affect our operating results and cash flows to the extent we are able to sustain our profitability.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past taxes could adversely harm our business.
We file sales and other tax returns within the U.S. and foreign jurisdictions as required by law and certain customer contracts for a portion of the solutions that we provide. Our tax liabilities with respect to sales and other taxes in various jurisdictions were approximately $1.0 million as of December 31, 2025. From time to time, we face sales and other tax audits, and we will likely continue to do so in the future. Our liability for these taxes could exceed our estimates as tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to such authorities.
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
We may require additional capital in the future to pursue business opportunities or acquisitions, pay off our existing debt, repurchase shares of our common stock under our Repurchase Program, or respond to challenges and unforeseen circumstances. We also may decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.
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
Our customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to, implementing and using our solutions. As a provider of technology to financial institutions, we are examined on a periodic basis by various regulatory agencies and required to review our third-party suppliers and partners. The stringency of our third-party review is based on criticality criteria. The examination handbook and other guidance issued by the FFIEC govern the examination of our operations and include a review of our systems and technical infrastructure, management, financial condition, development activities and our support and delivery capabilities. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions or our bank partners, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with federal, state and other regulations applicable to them. In particular, as a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Act, including requirements for enhanced due diligence of the internal systems and processes of companies like ours by their financial institution customers. In 2024, the CFPB issued a rule pursuant to Section 1033 of the Dodd-Frank Act that would require banks and other financial institutions to share certain customer account data securely with consumers and authorized third parties upon consumer request. In general, larger financial institutions are subject to more stringent regulations and as a result, as we sell our solutions to larger financial institutions, we will become obligated to meet more stringent regulatory standards, including more in-depth due diligence. Certain of our solutions are designed to be highly configurable by our customers and their ability to perform as intended can be affected by the manner in which our customers use or configure the solutions. To the extent we do not adequately train our customers to properly use such highly configurable solutions and advise them of the associated risks, or to the extent our customers do not follow our training, our customers may use them incorrectly or in a manner that violates the law or causes harm to our customers or their End Users. Regulatory scrutiny of BaaS solutions has recently increased and may require us to devote significant resources to enhancing relevant policies, procedures and operations related to our Helix solutions, and the failure to satisfy such increased scrutiny may cause regulators to take action against us. Furthermore, regulatory scrutiny of BaaS solutions extends directly to middleware providers, which, in certain circumstances, may result in our customers bearing accountability for our compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. Additionally, regulatory agencies have expressed increased interest in the use of automated and data-driven tools in financial services. Changes in supervisory expectations or enforcement approaches related to such tools could require additional compliance investments or operational adjustments and may adversely affect our business. In July 2025, the GENIUS Act, which established a framework for regulating stablecoins, was signed into law and may impact our prospects' and customers' operations. Financial services providers and their solutions are subject to extensive and complex regulations and oversight by federal, state and other regulatory authorities. New regulations or changes to existing regulations may create uncertainty or additional cost for financial services providers as they adjust their operations and compliance efforts. Changes to regulations or new regulations may also encourage the adoption and prevalence of new financial products and services from non-depository institutions, such as cryptocurrencies or stablecoin, which may compete with their more traditional financial services.

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
Increased focus on money movement activities may subject us to additional operational, compliance and reputational risks.
We provide a range of money movement services, including electronic payments, funds transfers and other transaction processing activities, that are subject to extensive and evolving regulatory, supervisory and operational requirements. Regulatory authorities and industry participants have placed increased emphasis on the safety, integrity and oversight of money movement activities, including with respect to fraud prevention, transaction monitoring, consumer protection, operational resilience and third-party dependencies.
Heightened supervisory expectations or enforcement activity in this area may result in additional examinations, information requests or changes in applicable rules, guidance or industry standards. Compliance with evolving requirements may require enhancements to systems, controls, staffing or processes, increase operational complexity or costs, or limit the products or services we are able to offer. In addition, disruptions, delays, errors or fraudulent activity affecting money movement transactions, whether arising from internal processes, third-party service providers or external events, could result in customer harm, financial losses, remediation obligations or reputational damage. Although we maintain policies, procedures, and controls designed to support the effective operation and oversight of our money movement activities, including fraud detection and transaction monitoring, there can be no assurance that these measures will be sufficient to address all risks or evolving regulatory expectations. Any of the foregoing could adversely affect our business, financial condition or results of operations.

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
Additionally, the Dodd-Frank Act granted the CFPB authority to promulgate rules and interpret certain federal consumer financial protection laws, some of which apply to the solutions we offer. While the CFPB has not disclosed the substance or timing of the anticipated interim final rule, these developments introduce uncertainty regarding the scope, timing, and implementation of the Section 1033 requirements and could affect financial institutions and service providers subject to the rule.
In response to this evolving regulatory landscape, we continuously monitor developments in data privacy, cybersecurity, and information security laws, regulations, and supervisory guidance and seek to integrate applicable changes and emerging standards into the design, development, and ongoing enhancement of our solutions. However, the pace and complexity of regulatory change may require ongoing product modifications and operational adjustments, and we may not be able to anticipate or address all regulatory expectations in a timely or cost-effective manner.
Failure to comply with applicable privacy, data protection or information security laws and requirements, whether due to our own controls, third-party service providers or evolving regulatory expectations, could result in enforcement actions against us, including fines, penalties, remediation obligations, reduced demand for our solutions, imprisonment of company officials and public censure, claims for damages by customers, End Users and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and End Users and prospective customers and End Users), any of which could materially adversely affect our business, results of operations and financial condition. Compliance with breach notifications and remediation obligations alone could result in substantial costs. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. Moreover, even where we believe we are in compliance, we may nevertheless be subject to claims, investigations or enforcement actions due to evolving legal standards, regulatory interpretations or allegations of inadequate safeguards. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time because of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security and privacy breach could result in significant costs.

Additionally, our ability to achieve business efficiencies and economies of scale depends in part on offering generally uniform solutions and processes across jurisdictions. However, increasingly fragmented and jurisdiction specific privacy, cybersecurity and data localization requirements impose additional operational complexity, increase costs and heighten the risk of non-compliance. As these regulatory requirements continue to evolve, we may be required to dedicate significant management attention and financial resources to compliance efforts, which could adversely affect our business, results of operations and financial condition.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial or intellectual property disputes, employment claims made by our current or former employees, whistleblower claims or commercial or intellectual property claims by our suppliers or service providers. Litigation might result in substantial costs and may divert management's attention and resources, which might seriously harm our business, our overall financial condition and our operating results. Insurance may not cover such claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and impact our liquidity, thereby reducing our operating results and impacting our financial condition.
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
Our employees may use certain technological tools and infrastructure that allow us to enhance productivity, such as AI-enhanced chat bot functionality, which can generate code or other content. If we cannot develop or maintain effective policies and controls around the use of AI, or if resulting code or content inadvertently contains malicious or vulnerable data or code, open-source code, infringes upon third-party intellectual property rights or is encumbered by third-party rights, our business and reputation could be harmed. Such use of AI may also result in disclosure of our confidential or proprietary information to the third party providing the AI, or others, and potentially further use or copying by such third parties of our proprietary information.
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
As of December 31, 2025, we had seven patent applications pending and 17 patents issued in the U.S. and other countries. We do not know whether our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent that our pending patent applications or any portion of such applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. In addition, our existing and any future issued patents may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. We rely on a combination of patent, copyright, trade secret, trademark and other intellectual property laws to protect our intellectual property, and much of our technology is not covered by any patent or patent application.

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
We strive to conduct our business in a responsible and sustainable manner, considering ESG factors in our decision-making processes. We are committed to sustainable business practices and strive for positive impacts in not just environmental matters, but also social and governance practices. We disclose our goals, accomplishments, and targets related to these matters on our website and through various public communications. While we are dedicated to these objectives, they are aspirational in nature and not guarantees of future performance or results. In addition, as anti-ESG sentiment has gained momentum in the U.S. in recent years, we may also face scrutiny, reputational risk, lawsuits, market access restrictions or governmental enforcement actions or penalties as a result of our ESG programs and commitments.

Our commitment to ESG objectives exposes us to various risks, many of which are beyond our control. Achieving our ESG goals depends on factors such as market conditions, resource availability, evolving regulations, supplier capabilities, stakeholder expectations, and our ability to attract and retain diverse talent. Regulatory requirements are continuously changing and compliance may require significant resources, potentially leading to revisions in our ESG goals and disclosures.

Additionally, ESG reporting standards are still evolving, which may result in inconsistent or non-comparable data over time or across industry peers. We may also rely on third-party data for ESG metrics, and inaccuracies could harm our reputation and financial performance. Failure or perceived failure to meet, track, or report ESG objectives could negatively impact our brand, investor confidence, employee retention, business relationships, and may increase regulatory scrutiny, compliance costs, and litigation risk.
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
•the utilization of our share repurchase program;
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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, repurchase shares of our common stock under our Repurchase Program or otherwise to respond to competitive pressures. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot give assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations and negatively impact the trading price of our common stock.
Risks Related to Our Debt
We incurred indebtedness by issuing our 2026 Notes in 2019, we may borrow under our Revolving Credit Agreement and our debt repayment obligations may adversely affect our financial condition and cash flows from operations in the future.
Our indebtedness under our convertible notes may impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, repurchases of our common stock under our Repurchase Program, potential acquisitions and strategic transactions, and a portion of our cash balances may be dedicated to repaying the principal of the 2026 Notes in 2026. Additionally, if our stock trades at a level where the conversion of our convertible notes is not economical for note holders, the conversion of the convertible notes is unlikely. This would require us to repay the full aggregate principal amount outstanding of the convertible notes, plus accrued and unpaid interest and additional amounts, if any, at maturity in cash in lieu of settling conversions of the convertible notes, and thus extinguishing our indebtedness under such convertible notes with shares of our common stock.
In addition, holders of our convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. Upon conversion of the convertible notes, unless we elect to settle such conversion solely through delivery of shares of our common stock (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. We may not have enough available cash on hand or be able to obtain financing at the time we are required to make the repurchases of the convertible notes surrendered therefor, or at the time the convertible notes are being converted, to settle such repurchase or conversion. In addition, our ability to repurchase the convertible notes or to pay cash upon the conversions of the convertible notes may be limited by law, by regulatory authority or by agreements governing our current and future indebtedness. Our failure to repurchase the convertible notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the convertible notes as required by the indenture, would constitute a default under such indenture. A default under the indenture governing our convertible notes or a fundamental change itself could also lead to a default under our Revolving Credit Agreement and agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. An event of default under the indenture governing our convertible notes may lead to an acceleration of the notes. Any such acceleration could result in our bankruptcy, in which the holders of our convertible notes would have a claim to our assets that is senior to the claims of our equity holders.

We entered into a five-year secured revolving credit agreement with Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank on July 29, 2024, the Revolving Credit Agreement, which provides for a $125.0 million revolving line of credit, none of which was drawn as of December 31, 2025. The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict our ability, or any of our subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event our liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. Borrowings under the Revolving Credit Agreement are secured by our assets and those of Q2 Software, Inc., our wholly owned subsidiary, which has guaranteed all obligations under the Revolving Credit Agreement. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement, an acceleration of repayment obligations with respect to any outstanding principal amounts, an acceleration of repayment obligations with respect to the 2026 Notes, or the lenders foreclosing on their security interest, the occurrence of any of which could have an adverse effect on our business, financial condition and results of operations.
Our indebtedness could have important consequences because it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, repurchases of our common stock under our Repurchase Program, acquisitions and general corporate or other purposes, or otherwise constrain the operation of our business. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are not under our control. Our future operations may not generate sufficient cash to enable us to repay our debt. If we fail to comply with any covenants contained in the agreements governing any of the debt or fail to make a payment on our debt when due, we could be in default on such debt. If we are at any time unable to pay our indebtedness when due, we may be required to renegotiate the terms of the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that, in the future, we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
In connection with the offering of the 2026 Notes, we entered into capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Calls are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as a result of conversion of the 2026 Notes, with such offset subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the counterparties or their respective affiliates purchased shares of our common stock or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes, and are likely to do so during any observation period related to a conversion of the 2026 Notes or following any repurchase of 2026 Notes by us. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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
Certain provisions in the indenture governing our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us and may affect the trading price of our common stock.
Certain provisions in the indenture governing our convertible notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing our convertible notes will require us to repurchase the convertible notes for cash upon the occurrence of a fundamental change (as defined in the indenture) of us and, in certain circumstances, to increase the conversion rate for a holder that converts the convertible notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible notes, and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors in our common stock.
If any of the conditional conversion features of our convertible notes is triggered, our financial condition and operating results may be adversely affected which could decrease the trading price of our common stock.
In the event any of the conditional conversion features of the 2026 Notes is triggered, note holders will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert the 2026 Notes, we may elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), which would result in dilution to the holders of our common stock. If we elect to or would be required to settle a portion or all of our conversion obligation in cash, it could adversely affect our liquidity, either of which may negatively impact the trading price of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity
As a provider of SaaS solutions and an extensive user of a variety of technology services, we are subject to numerous risks from cybersecurity threats that have and could adversely affect us; however, to date none have materially affected us or our business strategy, results of operation or financial condition. Cybersecurity threats are ever-present and continuously evolving and we have and will continue to expend considerable resources to deliver solutions that are designed to comply with the stringent security and technical regulations and practices applicable to financial institutions and financial services providers and to safeguard our solutions and information systems against cybersecurity threats. For more information regarding the risks we face from cybersecurity threats, please see "Item 1A. Risk Factors." We have implemented a risk-based approach to identify and assess the cybersecurity threats that have and could affect our business and information systems, and this approach is incorporated into our overall enterprise risk management program. Our enterprise risk management program includes a formal, enterprise-wide inventory, categorization and assessment of risks, including risks associated with cybersecurity threats, overseen by the Risk and Compliance Committee, or RACC, of our Board of Directors. This program is managed by our Chief Risk Officer, or CRO, appointed by the RACC, and an Enterprise Risk Oversight Committee consisting of a cross-functional representation of senior leaders including our Chief Information Security Officer, or CISO. Our CRO has over ten years of senior risk management experience at large technology organizations, following a 20-year career in the U.S. Army. Our enterprise risk management team works in partnership with our security, information technology, compliance, internal audit, and third-party risk management functions, which collectively rely on a variety of internal resources and processes, as well as third-party consultants, auditors and applications, to identify, assess and manage cybersecurity risks, including cybersecurity threats related to third-party providers on which we rely. Our enterprise risk management function also extensively consults with senior management across our organization in identifying, assessing and managing risks.
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
Item 2. Properties.
Our principal executive offices are located in Austin, Texas in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, we lease approximately 129,000 square feet of office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. Pursuant to the second agreement, we lease approximately 129,000 square feet of office space with separate lease terms for different portions of the building of approximately seven and ten years, with the options to extend the separate leases on the second building from five to ten years. Approximately 35,000 square feet of the first building is being actively marketed for sublease. In addition, we also lease office spaces in other U.S. cities located in Nebraska, Iowa and North Carolina. Internationally, we lease offices in India and Australia. We believe our current facilities are adequate to meet our current needs. We intend to secure new facilities or expand existing facilities to support future growth and believe suitable additional or alternative space will available on commercially reasonable terms as needed to accommodate operations.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, and the NYSE Texas under the symbol "QTWO." As of December 31, 2025, we had 4 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2020 and December 31, 2025, with the cumulative total return of (i) the Russell 2000 Index and (ii) the S&P Software & Services Select Index. This graph assumes the investment of $100 on December 31, 2020 in our common stock, the Russell 2000 Index and the S&P Software & Services Select Index, and the reinvestment of dividends, if any.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

$150
$125
$100
$75
$50
$25
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Q2 Holdings, Inc.
Russell 2000 Index
S&P Software & Services Select Index

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)
October 1 - 31, 2025	—	$—	—	$—
November 1 - 30, 2025	—	—	—	—
December 1 - 31, 2025	68,929	72.52	68,929	145,001
Total	68,929	$72.52	68,929	$145,001
_______________________________________________________________________________
(1)In October 2025, our Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes the Company to repurchase up to $150.0 million of our common stock. For further information, see Note 14 Stockholders' Equity of the Notes to the Consolidated Financial Statements.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements" above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
Overview
We are a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. Our solutions transform the ways in which financial institutions and other financial services providers engage with account holders and retail and commercial End Users. Digital financial services are highly regulated, subject to extensive and evolving supervisory, consumer protection, privacy and third‑party risk management requirements, and security is paramount, as providers must protect sensitive financial data and funds and defend against continually evolving cyber threats and fraud. Providers must also manage significant technical and operational complexity to deliver consistent, compliant experiences across channels, devices and third‑party integrations while integrating with core systems, legacy infrastructure and multiple third‑party service providers, all while maintaining high availability and resiliency. We deliver these solutions through a unified, cloud-based software platform purpose-built for the complex, regulated financial services industry, enabling scalable and highly configurable digital financial experiences. Our solutions comprise a broad and deep portfolio of digital banking offerings, digital lending and relationship pricing solutions, risk and fraud solutions, Q2 Innovation Studio and Helix.
Delivering advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. Our platform architecture supports modular innovation and enables customers and partners to deploy new capabilities efficiently while maintaining operational resilience and compliance. This integrated approach allows our customers to deliver a unified financial experience across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions are designed to comply with the stringent security and technical regulations applicable to financial institutions and financial services providers and to safeguard our customers' data and that of their End Users.
Founded over 21 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market adoption of our solutions, strategic investments and acquisitions. As customer needs and technology architectures have evolved, we have expanded our solution portfolio to address a broader set of mission-critical technology, data and operational requirements across the financial services value chain. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, SMBs and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.

The financial services industry is experiencing significant transformation driven by the growing demand within financial institutions to digitize their operations and offerings, as well as the rise of FinTechs and Alt-FIs, which are reshaping End-User expectations for more innovative and engaging digital financial experiences. At the same time, advancements in data analytics, automation, and AI are increasing the importance of modern, fast, flexible technology platforms that can support innovation while meeting stringent regulatory, security and resiliency requirements. These shifts are leading to new roles and interdependencies among financial institutions, FinTechs and Alt-FIs, necessitating new technology, partnerships, and business models. We believe that lasting value creation in financial services will be achieved by those companies that are capable of supporting and embracing these market dynamics. We have developed a comprehensive suite of offerings to accelerate and optimize this transformation for our customers, ranging from digitizing entire banks to facilitating partnerships between financial institutions, FinTechs and Alt-FIs.
We offer our solutions to most of our customers using a SaaS model under which our customers pay subscription fees for the use of our solutions. Our digital banking platform customers have numerous End Users, and those End Users can represent one or more account holders registered to use one or more of our solutions on our digital banking platform. We generally price our digital banking platform solutions based on the number of solutions purchased by our customers and the number of Registered Users, as defined in "Key Operating Measures" below, or commercial account holders utilizing our solutions. We generally earn additional revenues from our digital banking platform customers based on the number of End Users on our solutions, the number of transactions that End Users perform on our solutions and the excess number of users and transactions above what is included in our standard subscription fee. As a result, digital banking platform revenues generally increase as our customers buy more solutions from us and increase the number of Registered Users and companies utilizing our solutions and as those retail users and companies increase their number of transactions on our solutions. Our risk and fraud solutions can be sold as part of, or alongside, our digital banking platform, while some solutions may be sold on a standalone basis and are generally monetized through subscription-based arrangements recognized over the term of the applicable customer agreements. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. This combination of subscription-based and usage-based revenue models aligns pricing with customer adoption and platform utilization.
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
We primarily sell our solutions through our direct sales organization. While the financial institution market is well-defined due to the regulatory classification of financial institutions, the markets for FinTechs and other financial services providers are broader and more difficult to define due to the changing number of providers in each market. Over the long term, we intend to continue to invest in additional sales representatives to identify and address opportunities in the financial institution, FinTech and Alt-FI markets and to increase our number of sales support and marketing personnel, as well as our investment in marketing initiatives designed to increase awareness of our solutions and generate new customer opportunities.
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005. We intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and markets. We have also acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. Q2 Innovation Studio, an API and SDK-based open technology platform, allows our financial institution customers and other partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users. We believe our portfolio, which reflects years of strategic development and innovation, affords us a distinct competitive advantage across multiple market segments.

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
Share Repurchase Program
In October 2025, our Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes us to repurchase up to $150.0 million of our common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate us to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by our Board of Directors at any time.

Key Operating Measures
In addition to the U.S. generally accepted accounting principles, or GAAP, measures described below in "Components of Operating Results," we monitor the following operating measures to evaluate growth trends, plan investments and measure the effectiveness of our sales and marketing efforts.
Customer Accounts
We track Customer Accounts across key solutions to provide insight into the scale, breadth and mix of our contractual customer relationships across our portfolio of solutions. A Customer Account represents an organization or business entity with a contractual commitment for a specific Q2 solution, whether or not that solution is live, as of the last day of the reporting period presented. Because many customers have contractual commitments for multiple solutions, a single customer may be represented across multiple offerings, and as a result, Customer Accounts by solution overlap and do not represent unique customers when aggregated. Customer Account totals are presented as approximate figures, rounded to the nearest increment of 50, due to the complexity of multi-solution customer relationships and overlapping contractual arrangements. These figures are intended to provide directional insight into the breadth and mix of our customer relationships rather than precise customer counts. Customer Account levels may vary over time based on the timing of new customer agreements, expansion of existing customer relationships into additional solutions, customer attrition and consolidation activity among our customers. In particular, merger and acquisition activity within our customer base may result in a reduction in the number of Customer Accounts for certain solutions, including in cases where we continue to serve the combined organization and retain the underlying contractual relationships, End Users, and associated revenues. As of December 31, 2025, we had the following approximate, Customer Account totals across our key solutions (rounded to the nearest increment of 50), reflecting solution-specific contractual relationships that may include multiple Customer Accounts associated with a single customer:
•500 Digital Banking Customer Accounts, including:
▪450 utilizing Consumer Digital Banking functionality
▪300 utilizing Commercial Digital Banking functionality
▪50 utilizing SMB Digital Banking functionality
•850 Risk & Fraud Customer Accounts
•150 Relationship Pricing Customer Accounts
•100 Digital Lending Customer Accounts
•50 Helix Customer Accounts
Registered Users
We define a Registered User as an individual associated with an account holder of a customer with an active consumer digital banking solution who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Growth in Registered Users is driven by expansion within existing customer relationships, increased adoption of digital banking services by end users and the addition of new customers. Over time, we expect the number of Registered Users to grow at a faster rate than the number of related Customer Accounts as customers increase penetration across their user bases, although growth may fluctuate from period to period. Our customers had approximately 27.3 million, 24.7 million and 22.0 million Registered Users as of December 31, 2025, 2024 and 2023, respectively.
Net Revenue Retention Rates
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. One of the ways we assess our performance in this area is through our net revenue retention rate and subscription net revenue retention rate, or collectively our net revenue retention rates. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Similarly, we calculate our subscription net revenue retention rate as total subscription revenues in a calendar year from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of total subscription revenues for the prior year from the same group of customers. Our net revenue retention rates provide insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rates each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. As an example, if implementations are weighted more heavily in the first or second half of the prior year, both our net revenue retention rate and subscription net revenue retention rate will be lower or higher, respectively, in the subsequent year. Our use of net revenue retention rate and subscription net revenue retention rate have limitations as analytical tools, and investors should not consider them in isolation. Other companies in our industry may calculate net revenue retention rates differently, which reduces their usefulness as a comparative measure. Our net revenue retention rate was 113%, 109% and 108% for the years ended December 31, 2025, 2024 and 2023, respectively, and our subscription net revenue retention rate was 115%, 114% and 112% for the years ended December 31, 2025, 2024 and 2023, respectively.
Annualized Recurring Revenue
We believe Subscription Annual Recurring Revenue, or Subscription ARR, and Total Annual Recurring Revenue, or Total ARR, provide important information about our future revenue potential and our ability to maintain and expand our relationship with existing clients. We calculate Subscription ARR as the annualized value of all recurring subscription revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Subscription ARR also includes the contracted minimum subscription amounts associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced. Subscription revenues are defined within "Critical Accounting Policies and Significant Judgments and Estimates." We calculate Total ARR as the annualized value of all recurring revenue recognized in the last month of the reporting period, with the exception of variable revenue in excess of contracted amounts for which we instead take the average monthly run rate of the trailing three months within that reporting period. Our Total ARR also includes the contracted minimums associated with all contracts in place at the end of the quarter for which revenue recognition has not yet commenced, and revenue generated from Integrated Services. Integrated Services revenue is generated from select established customer relationships where we have engaged with the customer for more tailored, premium professional services resulting in a deeper and ongoing level of engagement with them, which we deem to be recurring in nature. Total ARR does not include revenue from professional services or other sources of revenue that are not deemed to be recurring in nature. Subscription and Total ARR are not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. Subscription and Total ARR should be viewed independently of revenue and deferred revenue as Subscription and Total ARR are operating metrics and are not intended to be combined with or replace these items. Our use of Subscription and Total ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate Subscription ARR and Total ARR differently, which reduces their usefulness as comparative measures.
Our Subscription ARR was $780.1 million, $681.9 million and $593.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our Total ARR was $921.4 million, $824.2 million and $734.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Revenue Churn
We utilize revenue churn to monitor the satisfaction of our customers and evaluate the effectiveness of our business solutions and strategies. We define revenue churn as the amount of any monthly recurring revenue losses due to customer cancellations and downgrades, net of upgrades and replacements of existing solutions, during a year, divided by our monthly recurring revenue at the end of the prior year. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. We had annual revenue churn of 5.2%, 4.4% and 6.1% for the years ended December 31, 2025, 2024 and 2023, respectively. Our use of revenue churn has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate revenue churn differently, which reduces its usefulness as a comparative measure.

Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements can have a material impact on our GAAP financial results. Beginning in the year ended December 31, 2024, because there was no impact of purchase accounting on revenue, our non-GAAP total revenue is now equivalent to our GAAP total revenue.
Non-GAAP Revenue
We define non-GAAP revenue as total revenue excluding the impact of purchase accounting. We monitor these measures to assess our performance because we believe our revenue growth rates would be understated without these adjustments. We believe presenting non-GAAP revenue aids in the comparability between periods and in assessing our overall operating performance. During the twelve months ended December 31, 2025 and 2024, there was no impact of purchase accounting on revenue, and our non-GAAP total revenue is now equivalent to our GAAP total revenue. The following table presents a reconciliation of GAAP revenue to non-GAAP revenue for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
GAAP revenue	$794,809	$696,464	$624,624
Deferred revenue reduction from purchase accounting	—	—	344
Total Non-GAAP revenue	$794,809	$696,464	$624,968
Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements. There was no deferred revenue reduction from purchase accounting in either of twelve months ended December 31, 2025 or 2024. We believe excluding these items is useful for the following reasons:
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
The following table presents a reconciliation of GAAP operating income (loss) to non-GAAP operating income for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP operating income (loss)	$39,897	$(42,263)	$(86,057)
Deferred revenue reduction from purchase accounting	—	—	344
Stock-based compensation	86,949	89,215	79,188
Transaction-related costs	166	—	24
Amortization of acquired technology	21,049	22,016	23,402
Amortization of acquired intangibles	93	16,979	20,667
Lease and other restructuring charges	4,478	9,517	12,092
Non-recurring legal settlements	1,750	—	—
Non-GAAP operating income	$154,382	$95,464	$49,660

Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before deferred revenue reduction from purchase accounting, stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes, gain on extinguishment of debt and interest and other (income) expense, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income (loss). The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$52,008	$(38,536)	$(65,384)
Deferred revenue reduction from purchase accounting	—	—	344
Stock-based compensation	86,949	89,215	79,188
Transaction-related costs	166	—	24
Depreciation and amortization	53,424	68,809	71,707
Lease and other restructuring charges	4,478	9,517	12,092
Non-recurring legal settlements	1,750	—	—
Provision for income taxes	2,717	7,676	3,562
Gain on extinguishment of debt	—	—	(19,869)
Interest and other income, net	(14,978)	(11,343)	(4,724)
Adjusted EBITDA	$186,514	$125,338	$76,940

Components of Operating Results
Revenues
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our hosted solutions, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees. We recognize the corresponding revenues over time on a ratable basis over the customer agreement term or as incurred based on the nature of the revenue. A small portion of our revenues are derived from customers which host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements. For these customers, we recognize software license revenue once the customer obtains control of the license, which generally occurs at the start of each license term, and recognize the remaining arrangement consideration for maintenance revenue over time on a ratable basis over the term of the software license.
Subscription fees are based on the number of solutions purchased by our customers, the number of End Users using the solutions and other usage fees those users generate by using our solutions in excess of the levels included in our standard subscription fee. Subscription fees are billed monthly, quarterly or annually and are recognized monthly over the term of our customer agreements. The initial term of our digital banking platform agreements averages over five years, although it varies by customer. The structure and terms of our digital lending and relationship pricing arrangements vary but generally are also sold on a subscription basis through our direct sales organization, and the related revenues are recognized over the terms of the customer agreements. The structure and terms of our Helix arrangements with FinTechs vary but typically involve relatively lower contracted minimum revenues and instead emphasize usage-based revenue, with such revenue recognized as it is incurred. This combination of subscription-based and usage-based revenue models aligns pricing with customer adoption and platform utilization. We begin recognizing subscription fees when the control of the service transfers to the customer, generally when the solution is implemented and made available to the customer. We recognize revenue for debit card and bill-pay related transaction services when End Users utilize debit card services integrated within our Helix and other payment-service solutions in the month incurred based on actual or estimated transactions. The timing of our implementations varies period-to-period based on our implementation capacity, the number of solutions purchased by our customers, the size and unique needs of our customers and the readiness of our customers to implement our solutions. We typically recognize any related implementation services revenues ratably over the initial customer agreement term beginning on the date we commence recognizing subscription fees. Contract asset balances arise primarily when we provide services in advance of billing for those services. Amounts that have been invoiced are recorded in accounts receivable, and in revenues or deferred revenues, depending on when control of the service transfers to the customer.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementations and customer support. Cost of revenues also includes third-party public cloud service providers, the direct costs of bill-pay and other third-party intellectual property included in our solutions, third-party public cloud service providers, the amortization of deferred solution and services costs, amortization of certain software development costs, debit card related pass-through fees, an allocation of general overhead costs, the amortization of acquired technology intangibles, referral fees, co-location facility costs and depreciation of our data center assets. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
We capitalize certain personnel costs directly related to the implementation of our solutions to the extent those costs are recoverable from future revenues. We amortize the capitalized implementation costs once revenue recognition commences, and we amortize those implementation costs to cost of revenues over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred.
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

Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth, and as a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
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
Transaction-Related Costs
Transaction-related costs include various legal and professional service expenses incurred in connection with merger and acquisition and divestiture related matters, which are recognized when incurred.
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
Revenue-generating activities directly relate to the sale, implementation and support of our solutions within a single operating segment. We derive the majority of our revenues from subscription fees for the use of our hosted solutions, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to our solutions and certain third-party related pass-through fees.
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
Transactional Revenues
We generate a majority of our transactional revenues based on the number of bill-pay transactions that End Users initiate on our digital banking platform, from third-party fees related to End Users utilizing remote deposit products and from fees generated when End Users utilize debit cards integrated with our Helix products. We recognize revenue for transaction services in the month incurred based on actual or estimated transactions.
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
We sometimes provide credits or incentives to our customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We believe that there will not be significant changes to our estimates of variable consideration as of December 31, 2025.

Other Considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to the vendor reseller agreements pursuant to which we resell certain third-party solutions along with our solutions. Generally, we report revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where we are the principal, we first obtain control of the inputs to the specific good or service and direct their use to create the combined output. Our control is evidenced by our involvement in the integration of the good or service on our platform before it is transferred to our customers and is further supported by us being primarily responsible to our customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which we are an agent are not significant but may increase over time as we expand our relationships with additional third-party solutions.
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
We grant performance-based restricted stock units which provide for shares of common stock to be earned based on our total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. We value TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by our stock price and a number of assumptions including the expected volatility and the risk-free interest rate. Our expected volatility at the date of grant is based on the historical volatilities of our stock and peer firms' stocks and the Index over the performance period. We assume no dividend yield and recognize compensation expense ratably over the performance period of the award, as applicable. The number of TSR PSUs and MSUs that vest is based on actual TSR relative to the TSR benchmark as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs will vest over a three-year performance period. We recognize compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
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

Results of Operations
The following table sets forth our results of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues (1)	$794,809	$696,464	$624,624
Cost of revenues (2)	365,126	341,983	321,973
Gross profit	429,683	354,481	302,651
Operating expenses:
Sales and marketing	105,858	105,951	109,522
Research and development	154,330	143,244	137,334
General and administrative	125,513	122,942	110,186
Transaction-related costs	166	—	24
Amortization of acquired intangibles	93	16,979	20,667
Lease and other restructuring charges	3,826	7,628	10,975
Total operating expenses	389,786	396,744	388,708
Income (loss) from operations	39,897	(42,263)	(86,057)
Total other income, net(3)	14,828	11,403	24,235
Income (loss) before income taxes	54,725	(30,860)	(61,822)
Provision for income taxes	(2,717)	(7,676)	(3,562)
Net income (loss)	$52,008	$(38,536)	$(65,384)
______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of zero, zero and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Includes amortization of acquired technology of $21.0 million, $22.0 million and $23.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)     Includes a gain of $19.9 million related to the early extinguishment of a portion of our convertible notes for the year ended December 31, 2023.

The following table sets forth our results of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenues (1)	100.0%	100.0%	100.0%
Cost of revenues (2)	45.9%	49.1%	51.5%
Gross margin	54.1%	50.9%	48.5%
Operating expenses:
Sales and marketing	13.3%	15.2%	17.5%
Research and development	19.4%	20.6%	22.0%
General and administrative	15.8%	17.7%	17.6%
Transaction-related costs	—%	—%	—%
Amortization of acquired intangibles	—%	2.4%	3.3%
Lease and other restructuring charges	0.5%	1.1%	1.8%
Total operating expenses	49.0%	57.0%	62.2%
Income (loss) from operations	5.0%	(6.1)%	(13.8)%
Total other income, net(3)	1.9%	1.6%	3.9%
Income (loss) before income taxes	6.9%	(4.4)%	(9.9)%
Provision for income taxes	(0.3)%	(1.1)%	(0.6)%
Net income (loss)	6.5%	(5.5)%	(10.5)%
_______________________________________________________________________________
(1)    Includes deferred revenue reduction from purchase accounting of 0.0%, 0.0% and 0.1% for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Includes amortization of acquired technology of 2.6%, 3.2% and 3.7% for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)     Includes a gain of 3.2% related to the early extinguishment of a portion of our convertible notes for the year ended December 31, 2023.
Due to rounding, totals may not equal the sum of the line items in the tables above.
Comparison of the Years Ended December 31, 2025 and 2024
A discussion regarding year-to-year comparisons between the year ended December 31, 2025 and December 31, 2024 is presented below. A discussion regarding year-to-year comparisons between the year ended December 31, 2024 and December 31, 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	(%)
Revenues	$794,809	$696,464	$98,345	14.1%
Revenues increased by $98.3 million, or 14.1%, from $696.5 million for the year ended December 31, 2024 to $794.8 million for the year ended December 31, 2025. This increase in revenue was primarily attributable to a $95.0 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers, a $2.1 million increase in transactional revenue from usage of our solutions and a $1.2 million increase in services and other revenue.
We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions from both new customers and expansions with existing customers. For the years ended December 31, 2025 and December 31, 2024, our subscription revenue growth was 17% and 16%, respectively, as compared to the prior year periods, and we expect subscription revenue will continue to increase as a percentage of total revenue.

Cost of Revenues
The following table presents our cost of revenue for each of the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	(%)
Cost of revenues	$365,126	$341,983	$23,143	6.8%
Percentage of revenues	45.9%	49.1%
Cost of revenues increased by $23.1 million, or 6.8%, from $342.0 million for the year ended December 31, 2024 to $365.1 million for the year ended December 31, 2025. This increase was primarily attributable to a $13.4 million net increase in third-party public cloud service provider costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers, a $6.7 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.1 million net increase in personnel costs, a $2.0 million increase in overhead costs and other discretionary expenses and a $1.2 million net increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, partially offset by a $1.3 million decrease as a result of higher capitalized implementation costs and a $1.0 million decrease in amortization of acquired technology that was fully amortized during the year.
We intend to continue to invest in our implementation and customer support teams and third-party partners for intellectual property and transactional processing in our solutions and technology infrastructure to standardize our business processes and drive future efficiency in our implementations, serve our customers and support our growth. We recently completed migration of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. As a result, we expect third-party public cloud service provider costs and other similar investments over the long term to increase cost of revenues in absolute dollars as we grow our business, and we expect such expenses to decline as a percentage of revenue, based on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees and other related costs.
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	$	(%)
Sales and marketing	$105,858	$105,951	$(93)	(0.1)%
Percentage of revenues	13.3%	15.2%
Sales and marketing expenses decreased by $0.1 million, or 0.1%, from $106.0 million for the year ended December 31, 2024 to $105.9 million for the year ended December 31, 2025. This decrease was primarily attributable to a reduction in personnel costs, largely from stock-based compensation.
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

Research and Development

	Year Ended December 31,		Change
	2025	2024	$	(%)
Research and development	$154,330	$143,244	$11,086	7.7%
Percentage of revenues	19.4%	20.6%
Research and development expenses increased by $11.1 million, or 7.7%, from $143.2 million for the year ended December 31, 2024 to $154.3 million for the year ended December 31, 2025. This increase was primarily attributable to a $5.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $3.1 million increase in travel-related and other discretionary expenses, a $2.0 million increase from lower capitalization of software development and implementation services costs and a $0.4 million increase due to an impairment loss related to capitalized software development costs from certain software assets that are no longer expected to be recoverable.
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
General and Administrative

	Year Ended December 31,		Change
	2025	2024	$	(%)
General and administrative	$125,513	$122,942	$2,571	2.1%
Percentage of revenues	15.8%	17.7%
General and administrative expenses increased by $2.6 million, or 2.1%, from $122.9 million for the year ended December 31, 2024 to $125.5 million for the year ended December 31, 2025. The increase in general and administrative expenses was primarily attributable to a $1.8 million non-recurring legal settlement charge related to certain litigation as discussed in Note 8 - Commitments and Contingencies and a $0.8 million net increase in software and other discretionary expenses.
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
Transaction-Related Costs

	Year Ended December 31,		Change
	2025	2024	$	(%)
Transaction-related costs	$166	$—	$166	N/A
Percentage of revenues	—%	—%
Transaction-related costs were $0.2 million for the year ended December 31, 2025 and zero for the year ended December 31, 2024. Transaction-related costs are related to various legal and professional expenses incurred in connection with merger and acquisition and divestiture activities.

Amortization of Acquired Intangibles

	Year Ended December 31,		Change
	2025	2024	$	(%)
Amortization of acquired intangibles	$93	$16,979	$(16,886)	(99.5)%
Percentage of revenues	—%	2.4%
Amortization of acquired intangibles decreased by $16.9 million, or 99.5%, from $17.0 million for the year ended December 31, 2024 to $0.1 million for the year ended December 31, 2025. The decrease in amortization is related to acquired intangible assets that have been fully amortized.
Lease and Other Restructuring Charges

	Year Ended December 31,		Change
	2025	2024	$	(%)
Lease and other restructuring charges	$3,826	$7,628	$(3,802)	(49.8)%
Percentage of revenues	0.5%	1.1%
Lease and other restructuring charges decreased by $3.8 million, or 49.8%, from $7.6 million for the year ended December 31, 2024 to $3.8 million for the year ended December 31, 2025. The net decrease in lease and other restructuring charges was primarily from a $2.5 million decrease related to updated assessments and ongoing expenses of previously vacated facilities, including a $1.4 million reversal of a previously accrued lease restructuring liability which was recorded in the year-ended December 31, 2025. The reversal was made in conjunction with the Company's decision during the year to reoccupy a part of a facility lease which it previously vacated for sublease. Additionally, there was a $1.2 million decrease in severance charges associated with restructuring or eliminating certain positions.
Total Other Income, Net

	Year Ended December 31,		Change
	2025	2024	$	(%)
Total other income, net	$14,828	$11,403	$3,425	30.0%
Percentage of revenues	1.9%	1.6%
Total other income, net increased by $3.4 million or 30.0% from $11.4 million for the year ended December 31, 2024 to $14.8 million for the year ended December 31, 2025. The increase was primarily driven by interest income earned from increased balances in our cash, cash equivalents and investments during the current period, partially offset by expenses associated with the Company's Revolving Credit Agreement.
Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	(%)
Provision for income taxes	$(2,717)	$(7,676)	$4,959	(64.6)%
Percentage of revenues	(0.3)%	(1.1)%
Total provision for income taxes decreased by $5.0 million from $7.7 million for the year ended December 31, 2024 to $2.7 million for the year ended December 31, 2025. The decrease in expense was primarily driven by a $2.5 million decrease in state income taxes, a $1.5 million decrease in foreign income taxes and a $1.0 million decrease in federal income taxes.

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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents and investments of $432.7 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months, including the repayment of our 2026 Notes upon maturity. We also believe that our longer-term working capital, planned capital expenditures, Repurchase Program and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$201,461	$135,751	$70,292
Investing activities	(4,028)	(21,080)	113,268
Financing activities	(188,972)	13,317	(152,012)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(827)	182
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,510	$127,161	$31,730
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income (loss) less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the year ended December 31, 2025, our net cash provided by operating activities was $201.5 million, which consisted of non-cash adjustments of $173.4 million and net income of $52.0 million, partially offset by cash outflows from changes in operating assets and liabilities of $23.9 million. The primary drivers of cash outflows in operating assets and liabilities were a $27.9 million cash outflow resulting from a gross increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions and a $9.9 million increase in accounts receivable due to the timing of annual billings, partially offset by a $16.8 million cash inflow resulting from an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and deferred income taxes, partially offset by amortization of premiums and discounts on investments.

Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases and maturities of investments, costs incurred for the development of capitalized software and purchases of property and equipment to support our growth.
For the year ended December 31, 2025, net cash used in investing activities was $4.0 million, consisting of $94.1 million for the purchase of investments, $21.3 million in capitalized software development costs and $6.8 million for the purchase of property and equipment, partially offset by $118.2 million received from the maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes, share repurchases under the Repurchase Program, as well as net proceeds from exercises of stock options, contributions to our ESPP to purchase our common stock and payments for debt issuance costs related to the Revolving Credit Agreement.
For the year ended December 31, 2025, net cash used in financing activities was $189.0 million, consisting of $191.0 million repayment of the 2025 Notes and $5.0 million of share repurchases under the Repurchase Program authorized by the Board of Directors in October 2025, partially offset by $7.0 million of cash received from exercises of stock options and contributions to our ESPP for the purchase of our common stock.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for third-party products, stadium sponsorship costs, commitment fees associated with our Revolving Credit agreement, third-party public cloud service provider fees and other product costs. Our obligations under the 2026 Notes and Revolving Credit Agreement are described in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2025 can be found in Notes 10 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities. As of December 31, 2025, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75%.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of December 31, 2025, there were no amounts drawn on the Revolving Credit Agreement.

Foreign Currency Risk
As of December 31, 2025, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of December 31, 2025, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-40 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Ernst & Young, LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
Kirk Coleman, Chief Business Officer, entered into a Rule 10b5-1 Trading Plan on November 17, 2025. Mr. Coleman's plan provides for the potential sale of up to 224,518 shares of the Company's common stock between February 17, 2026 and February 27, 2027, assuming maximum attainment of applicable performance measures with respect to vesting of performance stock units awarded during the specified period. The actual number of shares to be sold under the 10b5-1 Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the three months ended December 31, 2025, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements
(2) Financial Statement Schedules.
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(3) Exhibits.
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

Exhibit Index

			Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36350	6/12/2019	3.1

3.2		Amended and Restated Bylaws of the Registrant	8-K	001-36350	6/12/2019	3.2

4.1		Indenture, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.1

4.2		Form of Global Note, dated June 10, 2019 between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-36350	6/11/2019	4.2

4.3		Description of Registrant Securities Registered under Section 12 of the Exchange Act					*

10.1		Form of Indemnification Agreement for directors and officers	S-1/A	333- 193911	2/25/2014	10.1

10.2.1		Lease Agreement, dated July 18, 2014, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	7/23/2014	10.1

10.2.2		First Amendment to Lease Agreement, dated May 1, 2015, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	8-K	001-36350	5/4/2015	10.1

10.2.3		Second Amendment to Lease Agreement, dated February 3, 2016, by and among Q2 Software, Inc. and CREF Aspen Lake Building II, LLC	10-Q	001-36350	5/10/2016	10.1

10.3		Lease Agreement, dated December 18, 2019, by and among Q2 Software, Inc. and Aspen Lake Building Three, LLC	8-K	001-36350	12/20/2019	10.1

10.4	†	Amended and Restated Employment Agreement, dated September 23, 2021, by and among the Registrant and Matthew P. Flake	8-K	001-36350	9/24/2021	10.1

10.5	†	Amended and Restated Employment Agreement, dated November 6, 2025, by and among the Registrant and John E. Breeden					*

10.6	†	Amended and Restated Employment Agreement, dated November 6, 2025, by and among the Registrant and Himagiri Mukkamala	8-K	001-36350	11/5/2025	10.1

10.7.1	†	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333- 193911	3/6/2014	10.9

10.7.2	†	Forms of Restricted Stock Units Agreements under the Registrant's 2014 Equity Incentive Plan.	10-Q	001-36350	11/10/2014	10.2

10.7.3	†	Form of Stock Option Agreement and Restricted Stock Unit Agreement for Remote Executive Officers under Registrant's 2014 Equity Incentive Plan	10-Q	001-36350	11/6/2015	10.3

10.7.4	†	Form of Performance Stock Units Agreement under the Registrant's 2014 Equity Incentive Plan	8-K	001-36350	3/8/2023	10.1

10.8	†	2014 Employee Stock Purchase Plan	S-1/A	333- 193911	3/6/2014	10.1

10.9	†	Amended and Restated Employment Agreement, dated November 8, 2024, by and among the Registrant and Jonathan A. Price	10-K	001-36350	2/12/2025	10.11

10.10		Purchase Agreement, dated June 5, 2019 by and among the Registrant, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several initial purchasers named therein	8-K	001-36350	6/6/2019	10.1

10.11		Form of Capped Call Confirmation	8-K	001-36350	6/6/2019	10.2

10.12	†	Executive Incentive Compensation Plan	8-K	001-36350	6/15/2020	10.1

10.13	†	Amended and Restated Employment Agreement, dated November 6, 2025, by and among the Registrant and Kirk L. Coleman					*

10.14.1	†	2023 Equity Incentive Plan	8-K	001-36350	6/6/2023	10.1

10.14.2	†	Forms of award agreements under 2023 Equity Incentive Plan	10-K	001-36350	2/12/2025	10.19.2

Incorporated by Reference
Exhibit Number		Description	Form	Filing No.	Filing Date	Exhibit No.	Filed / Furnished Herewith

10.15		Credit Agreement, dated July 29, 2024, by and among Q2 Holdings, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Texas Capital Bank	8-K	001-36350	7/31/2024	10.1

19.1		Q2 Holdings, Inc. Insider Trading Policy	10-K	001-36350	2/12/2025	19.1

21.1		List of Subsidiaries of the Registrant					*

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*

24.1		Power of Attorney (see the signature pages to this Annual Report on Form 10-K).					*

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					*

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

32.2		Certification of Principal Financial Officer Required under Rule 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					#

97.1	†	Q2 Holdings, Inc. Policy on Recovery of Incentive Compensation	10-K	001-36350	2/21/2024	97.1

101.INS		Inline XBRL Instance Document.					*

101.SCH		Inline XBRL Taxonomy Extension Schema.					*

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.					*

101.LAB		Inline XBRL Taxonomy Extension Calculation Label Linkbase.					*

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.					*

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.					*

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

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

Date:	Q2 HOLDINGS, INC.
February 11, 2026	By:	/s/ MATTHEW P. FLAKE
Matthew P. Flake President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ MATTHEW P. FLAKE	President, Chief Executive Officer (Principal Executive Officer) and Chairman	February 11, 2026
Matthew P. Flake
/s/ JONATHAN A. PRICE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2026
Jonathan A. Price
/s/ R. LYNN ATCHISON	Director	February 11, 2026
R. Lynn Atchison
/s/ ANDRE L. MINTZ	Director	February 11, 2026
Andre L. Mintz
/s/ LYNN A. TYSON	Director	February 11, 2026
Lynn A. Tyson
/s/ STEPHEN C. HOOLEY	Director	February 11, 2026
Stephen C. Hooley
/s/ JAMES R. OFFERDAHL	Director	February 11, 2026
James R. Offerdahl
/s/ MARGARET L. TAYLOR	Director	February 11, 2026
Margaret L. Taylor

Q2 HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Q2 Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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

Accounting for Revenue Recognition
Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company's revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions. The Company derives the majority of its revenues from subscription fees for the use of its hosted solutions, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to the Company's solutions and certain third-party related pass-through fees. The Company's revenue recognition process involves several information technology (IT) applications responsible for the initiation, processing, and recording of transactions from the Company's various customers, and the calculation of revenue in accordance with the Company's accounting policy.
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
February 11, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Q2 Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Q2 Holdings, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Q2 Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Austin, Texas
February 11, 2026

Q2 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$367,631	$358,560
Restricted cash	1,672	2,233
Investments	65,064	88,066
Accounts receivable, net	51,716	42,084
Contract assets, current portion, net	8,596	7,888
Prepaid expenses and other current assets	28,234	23,512
Deferred solution and other costs, current portion	22,631	26,611
Deferred implementation costs, current portion	10,508	9,706
Total current assets	556,052	558,660
Property and equipment, net	27,783	31,528
Right of use assets	27,188	30,402
Deferred solution and other costs, net of current portion	27,827	28,116
Deferred implementation costs, net of current portion	28,929	26,408
Intangible assets, net	78,377	94,633
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	14,103	9,483
Other long-term assets	3,149	2,696
Total assets	$1,276,277	$1,294,795
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,473	$9,354
Accrued liabilities	24,572	18,239
Accrued compensation	31,754	32,949
Convertible notes, current portion	303,368	190,331
Deferred revenues, current portion	155,003	137,700
Lease liabilities, current portion	8,915	10,327
Total current liabilities	544,085	398,900
Convertible notes, net of current portion	—	302,115
Deferred revenues, net of current portion	26,826	27,281
Lease liabilities, net of current portion	33,832	38,346
Other long-term liabilities	9,723	10,357
Total liabilities	614,466	776,999
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,741 shares issued and outstanding as of December 31, 2025, and 60,728 shares issued and outstanding as of December 31, 2024	6	6
Additional paid-in capital	1,275,980	1,183,893
Accumulated other comprehensive loss	(1,953)	(1,873)
Accumulated deficit	(612,222)	(664,230)
Total stockholders' equity	661,811	517,796
Total liabilities and stockholders' equity	$1,276,277	$1,294,795

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$794,809	$696,464	$624,624
Cost of revenues	365,126	341,983	321,973
Gross profit	429,683	354,481	302,651
Operating expenses:
Sales and marketing	105,858	105,951	109,522
Research and development	154,330	143,244	137,334
General and administrative	125,513	122,942	110,186
Transaction-related costs	166	—	24
Amortization of acquired intangibles	93	16,979	20,667
Lease and other restructuring charges	3,826	7,628	10,975
Total operating expenses	389,786	396,744	388,708
Income (loss) from operations	39,897	(42,263)	(86,057)
Other income (expense):
Interest and other income	20,237	16,342	10,098
Interest and other expense	(5,409)	(4,939)	(5,732)
Gain on extinguishment of debt	—	—	19,869
Total other income, net	14,828	11,403	24,235
Income (loss) before income taxes	54,725	(30,860)	(61,822)
Provision for income taxes	(2,717)	(7,676)	(3,562)
Net income (loss)	52,008	(38,536)	(65,384)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(36)	392	1,800
Foreign currency translation adjustment	(44)	(1,154)	61
Comprehensive income (loss)	$51,928	$(39,298)	$(63,523)
Net income (loss) per common share
Basic	$0.84	$(0.64)	$(1.12)
Diluted	$0.80	$(0.64)	$(1.12)
Weighted average common shares outstanding
Basic	62,156	60,105	58,354
Diluted	65,118	60,105	58,354

The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Total stockholders' equity, beginning balances	$517,796	$448,479	$419,024

Common stock and additional paid-in capital:
Beginning balances	1,183,899	1,075,284	982,306
Stock-based compensation expense	90,059	94,356	84,442
Exercise of stock options	547	8,404	2,297
Issuance of common stock under ESPP	6,481	5,855	6,100
Repurchase of common shares	(5,000)	—	—
Settlement of capped calls	—	—	139
Ending balances	1,275,986	1,183,899	1,075,284

Accumulated deficit:
Beginning balances	(664,230)	(625,694)	(560,310)
Net income (loss)	52,008	(38,536)	(65,384)
Ending balances	(612,222)	(664,230)	(625,694)

Accumulated other comprehensive income (loss):
Beginning balances	(1,873)	(1,111)	(2,972)
Other comprehensive income (loss)	(80)	(762)	1,861
Ending balances	(1,953)	(1,873)	(1,111)

Total stockholders' equity, ending balances	$661,811	$517,796	$448,479

Common stock (in shares):
Beginning balances	60,728	59,031	57,735
Exercise of stock options	12	234	74
Issuance of common stock under ESPP	95	150	255
Repurchase of common shares	(69)	—	—
Shares issued for the vesting of restricted stock awards	1,975	1,313	967
Ending balances	62,741	60,728	59,031
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$52,008	$(38,536)	$(65,384)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	30,086	27,038	25,848
Depreciation and amortization	53,424	68,809	71,707
Amortization of debt issuance costs	2,111	2,059	2,104
Amortization of premiums and discounts on investments	(1,098)	(1,273)	(3,192)
Stock-based compensation expense	86,949	89,215	79,188
Deferred income taxes	1,236	2,106	636
Gain on extinguishment of debt	—	—	(19,312)
Lease impairments	(43)	1,669	4,075
Other non-cash items	696	(490)	311
Changes in operating assets and liabilities:
Accounts receivable, net	(9,936)	906	4,090
Prepaid expenses and other current assets	(3,344)	(12,000)	(787)
Deferred solution and other costs	(9,750)	(14,202)	(17,412)
Deferred implementation costs	(18,158)	(17,663)	(14,954)
Contract assets, net	(5,327)	4,030	3,693
Other long-term assets	5,246	7,282	5,576
Accounts payable	8,581	(9,788)	9,353
Accrued liabilities	1,851	5,968	(492)
Deferred revenues	16,840	28,918	(3,092)
Deferred rent and other long-term liabilities	(9,911)	(8,297)	(11,664)
Net cash provided by operating activities	201,461	135,751	70,292
Cash flows from investing activities:
Purchases of investments	(94,103)	(95,788)	(76,865)
Maturities of investments	118,168	103,739	220,776
Purchases of property and equipment	(6,810)	(6,692)	(5,673)
Capitalized software development costs	(21,283)	(22,339)	(24,970)
Net cash provided by (used in) investing activities	(4,028)	(21,080)	113,268
Cash flows from financing activities:
Repurchases of common shares	(5,000)	—	—
Payment for maturity of convertible notes	(191,000)	—	(10,908)
Payment for repurchases of convertible notes	—	—	(149,640)
Proceeds from capped calls related to convertible notes	—	—	139
Debt issuance costs related to revolving credit agreement	—	(942)	—
Proceeds from exercise of stock options and ESPP	7,028	14,259	8,397
Net cash provided by (used in) financing activities	(188,972)	13,317	(152,012)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(827)	182
Net increase in cash, cash equivalents and restricted cash	8,510	127,161	31,730
Cash, cash equivalents and restricted cash, beginning of period	360,793	233,632	201,902
Cash, cash equivalents and restricted cash, end of period	$369,303	$360,793	$233,632
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,845	$2,680	$2,651

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation for capitalized software development	$1,911	$2,882	$3,149
Property and equipment acquired and included in accounts payable and accrued liabilities	$4,936	$341	$478
Property and equipment acquired through tenant improvement allowance	$—	$615	$—
The accompanying notes are an integral part of these consolidated financial statements.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)

1. Organization and Description of Business
Q2 Holdings, Inc. and its wholly-owned subsidiaries, collectively the Company or Q2, is a leading provider of digital solutions to financial institutions, financial technology companies, or FinTechs, and alternative finance companies, or Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. The Company's solutions transform the ways in which financial institutions and other financial services providers engage with account holders and retail and commercial end users, or End Users, enabling them to deliver robust suites of digital banking, digital lending and relationship pricing, risk and fraud solutions and banking-as-a-service, or BaaS, services that make it possible for account holders and End Users to transact and engage anytime, anywhere and on any device. The Company delivers its solutions to the substantial majority of its customers using a software-as-a-service, or SaaS, model under which its customers pay subscription fees for the use of the Company's solutions. The Company was incorporated in Delaware in March 2005 and is a holding company that owns 100% of the outstanding capital stock of Q2 Software, Inc. The Company's headquarters are located in Austin, Texas.
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
Investments
Investments typically include U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. All debt investments are considered available for sale and are carried at fair value. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Adjustments resulting from impairment, fair value or observable price changes are accounted for in the consolidated statements of comprehensive income (loss).

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for each of the years ended December 31, 2025, 2024 and 2023. No individual customer accounted for 10% or more of accounts receivable, net, as of December 31, 2025 and 2024.
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
Accounts Receivable
Accounts receivable are stated at net realizable value, including both billed and unbilled receivables to customers. Unbilled receivable balances arise primarily when the Company provides services in advance of billing for those services. Generally, billing for revenues related to the number of End Users and the number of transactions processed by the customers' End Users that are included in the customers' minimum subscription fee occurs in the month the revenue is recognized, resulting in accounts receivable. Billing for revenues relating to the number of End Users and the number of transactions processed by the End Users that are in excess of the customers' minimum subscription fees are, generally, billed in the month following the month the revenues were earned, resulting in an unbilled receivable. Unbilled receivables of $8.2 million and $7.7 million were included in the accounts receivable balance as of December 31, 2025 and 2024, respectively.
Deferred Implementation Costs
The Company capitalizes certain personnel and other costs, such as employee salaries, stock-based compensation, benefits and the associated payroll taxes that are identifiable and directly related to the implementation of its solutions. The Company analyzes implementation costs that may be capitalized to assess their recoverability and only capitalizes costs that it anticipates being recoverable through the terms of the associated contract. The Company begins amortizing the deferred implementation costs for an implementation to cost of revenues once the revenue recognition criteria have been met, and the Company amortizes those deferred implementation costs ratably over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred implementation costs for impairment and records impairment when customers terminate or allow services to lapse due

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
to contract modifications and/or from other assessments as needed. Any impairment losses identified are recognized in the form of an expense acceleration with the applicable amount recorded to deferred implementation costs, current portion and/or deferred implementation costs, net of current portion on the consolidated balance sheets and in cost of revenues in the consolidated statements of comprehensive income (loss).
The portion of deferred implementation costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred implementation costs, current portion, and the remainder is recorded in long-term assets as deferred implementation costs, net of current portion on the consolidated balance sheets. The Company recognized $16.0 million, $14.0 million and $13.4 million of amortization during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is included in cost of revenues in the consolidated statements of comprehensive income (loss).
Deferred Solution and Other Costs
The Company capitalizes sales commissions and other third-party costs such as third-party licenses and maintenance related to its customer agreements. The Company capitalizes sales commissions and related bonuses paid to sales personnel and their direct managers because the commission payments are considered incremental and recoverable costs of obtaining a contract with a customer. Substantially all commissions are paid in a single payment once the contract has been executed. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected period of customer benefit. The Company has determined this period to be the estimated life of the technology for new contracts, which is estimated to be five to seven years, or over the term of the agreement for contract renewals and customer expansions. The Company determined the period of benefit by considering factors such as historically high renewal rates with similar customers and contracts, initial contract length, an expectation that there will still be a demand for the product at the end of its term and the significant costs to switch to a competitor's product, all of which are governed by the estimated useful life of the technology. The Company monitors deferred solution and other costs for impairment and records impairment when customers terminate or allow services to lapse due to contract modifications and/or from other assessments as needed. Any impairment losses identified related to commissions or third-party costs are recognized in the form of an expense acceleration with the applicable amount recorded to deferred solution and other costs, current portion and/or deferred solution and other costs, net of current portion on the consolidated balance sheets and in sales and marketing expenses or cost of revenues, respectively, in the consolidated statements of comprehensive income (loss).
The Company capitalizes solution and other costs that it anticipates being recoverable. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred solution and other costs, current portion, and the remainder is recorded in long-term assets as deferred solution and other costs, net of current portion. The Company recognized $14.1 million, $13.0 million and $12.5 million of amortization from sales commissions during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense related to sales commissions is included in sales and marketing expenses in the consolidated statements of comprehensive income (loss).
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
Revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions within a single operating segment. The Company derives the majority of its revenues from subscription fees for the use of its hosted solutions, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to its solutions and certain third-party related pass-through fees.
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
Transactional Revenues
The Company generates a majority of its transactional revenues based on the number of bill-pay transactions that End Users initiate on its digital banking platform, from third-party fees related to End Users utilizing remote deposit products and from fees generated when End Users utilize debit cards integrated with its Helix products. The Company recognizes revenue for transaction services in the month incurred based on actual or estimated transactions.
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
The Company sometimes provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of December 31, 2025.
Other Considerations
The Company evaluates whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) with respect to the vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with its solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are not significant but may increase over time as we expand our relationships with additional third-party solutions.
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing implementations and customer support. Cost of revenues also includes third-party public cloud service providers, the direct costs of bill-pay and other third-party intellectual property included in the Company's solutions, the amortization of deferred solution and services costs, amortization of certain software development costs, co-location facility costs and depreciation of the Company's data center assets, debit card related pass-through fees, an allocation of general overhead costs, the amortization of acquired technology intangibles and referral fees. The Company allocates general overhead expenses to all departments based on the number of employees in each department, which the Company considers to be a fair and representative means of allocation.
The Company capitalizes certain personnel costs directly related to the implementation of its solutions to the extent those costs are recoverable from future revenues. The Company amortizes the capitalized implementation costs once revenue recognition commences, and the Company amortizes those implementation costs to cost of revenues over the expected period of customer benefit, which has been determined to be the estimated life of the technology. Other costs not directly recoverable from future revenues are expensed in the period incurred. The Company also amortizes the costs capitalized for software development, as described in the next section, to cost of revenues, when products and enhancements are released or made available over the products' estimated economic lives.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Software Development Costs
During the application development stage, the Company capitalizes certain development costs associated with internal use software and the Company's SaaS platform. Software development costs include salaries and other personnel-related costs for those employees who are directly associated with and who devote time to developing the Company's software solutions, including employee benefits, stock-based compensation and bonuses attributed to software engineers, quality control teams and third-party development costs. Capitalized software development costs are computed on an individual product basis. The Company also capitalizes certain costs related to specific enhancements when it is probable the expenditures will result in additional features and functionality. Capitalization ceases for products and enhancements when released or made available. Software development costs for internal-use software are generally amortized to cost of revenues when products and enhancements are released or made available over the products' estimated economic lives, which are expected to be five years. The costs related to software development are included in intangible assets, net on the consolidated balance sheets. Costs incurred in the preliminary stages of development and maintenance costs are expensed as incurred.
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
Advertising
Advertising costs of the Company are generally expensed the first time the advertising takes place. Advertising costs were $4.6 million, $4.3 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company entered into a long-term stadium sponsorship agreement in 2020, and beginning in the second quarter of 2021, payments under this arrangement are deferred and expensed as advertising costs on a straight-line basis over the term of the arrangement.
Sales Tax
The Company presents sales taxes and other taxes collected from customers and remitted to governmental authorities on a net basis and, as such, excludes them from revenues.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Other comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale investments, and foreign currency translation adjustments.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company grants performance-based restricted stock units which provide for shares of common stock to be earned based on its total stockholder return, or TSR, performance relative to the TSR performance of specified stock indexes, or TSR PSUs, and previously referred to as Market Stock Units, or MSUs. The Company values TSR PSUs and MSUs on grant date using the Monte Carlo simulation model. The determination of fair value is affected by the Company's stock price and a number of assumptions including the expected volatility and the risk-free interest rate. The Company's expected volatility at the date of grant is based on the historical volatilities of its stock and peer firms' stocks and the Index over the performance period. The Company assumes no dividend yield and recognizes compensation expense ratably over the performance period of the award, as applicable. The number of TSR PSUs and MSUs that vest is based on actual TSR relative to the TSR benchmark as set forth in the award agreement. The minimum percentage that can vest is 0%, with a maximum percentage of 200%. TSR PSUs will vest over a three-year performance period. The Company recognizes compensation expense using the graded attribution method on a straight-line basis over the performance period for each award, as applicable.
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
Share Repurchases
The Company retires all shares repurchased pursuant to its approved share repurchase program, or the Repurchase Program. The Company records the share purchase price of shares repurchased as a reduction of additional paid-in capital on the Company's consolidated balance sheets.
Convertible Senior Notes
The Company accounts for its convertible notes as a liability at face value less unamortized debt issuance costs. Debt issuance costs are amortized to interest expense over the respective term of its convertible notes on a straight-line basis, which approximates the effective interest method.
Leases
The Company determines if a contract contains a lease for accounting purposes at the inception of the arrangement. The Company has elected to apply the practical expedient which allows the Company to account for lease and non-lease components of a contract as a single leasing arrangement. In addition, the Company has elected the practical expedients related to lease classification and the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed generally on a straight-line basis over the lease term. The Company is primarily a lessee with a lease portfolio comprised mainly of real estate and equipment leases. As of December 31, 2025, the Company had no finance leases.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Basic and Diluted Net Income (Loss) per Common Share
The following table sets forth the computations of net income (loss) per share for the periods listed:

	Year ended December 31,
	2025	2024	2023
Basic net income (loss) per share
Numerator:
Net income (loss)	$52,008	$(38,536)	$(65,384)
Denominator:
Weighted-average common shares outstanding, basic	62,156	60,105	58,354
Net income (loss) per common share, basic	$0.84	$(0.64)	$(1.12)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$52,008	$(38,536)	$(65,384)
Denominator:
Weighted-average common shares outstanding, basic	62,156	60,105	58,354
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	2,957	—	—
Shares issuable pursuant to the ESPP	5	—	—
Weighted-average common shares outstanding, diluted	65,118	60,105	58,354
Net income (loss) per common share, diluted	$0.80	$(0.64)	$(1.12)
The dilutive impact of the 2026 convertible senior notes was calculated using the if-converted method. When considering the interest expense, tax effected using the combined federal and blended state rate of 24.9%, conversion of the 2026 convertible senior notes would have resulted in earnings per share that were higher than basic earnings per share, and therefore the 2026 convertible senior notes were antidilutive for the year ended December 31, 2025 and are excluded above. Due to a net loss, basic and diluted loss per share were the same for each of the years ended December 31, 2024 and 2023, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2025	2024	2023
Stock options, restricted stock units, market stock units and performance stock units	479	4,590	4,776
Shares issuable pursuant to the ESPP	15	68	102
Shares related to convertible notes	3,431	4,793	5,042
Anti-dilutive shares excluded from diluted income per common share	3,925	9,451	9,920
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures" which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, on a prospective or retrospective basis. The Company retrospectively adopted the standard during the year ended December 31, 2025. See Note 15 - Provision for Income Taxes for further detail.
3. Revenues
Disaggregation of Revenue
The following table disaggregates the Company's revenue by major source:

	Year Ended December 31,
	2025	2024	2023
Subscription	$648,598	$553,610	$475,945
Transactional	70,643	68,489	65,416
Services and Other	75,568	74,365	83,263
Total Revenues	$794,809	$696,464	$624,624
Deferred Revenues
Deferred revenue primarily consists of payments received and amounts billed in advance for subscription and implementation services prior to satisfying the Company’s performance obligations. During the year ended December 31, 2025, the Company recognized $134.6 million of revenue that was included in the deferred revenue balance as of December 31, 2024.
Remaining Performance Obligations
On December 31, 2025, the Company had $2.69 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months and the balance thereafter.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Allowance for Credit Losses and Other Reserved Balances
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the years ended December 31, 2025 and 2024, and no charges were taken against the allowance at either December 31, 2025 or 2024. The allowance for credit losses related to contract assets was $0.05 million and $0.02 million as of December 31, 2025 and 2024, respectively.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current and anticipated economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the years ended December 31, 2025 and 2024, and nominal charges were taken against the allowance at December 31, 2025 and 2024, respectively. The allowance for credit losses related to accounts receivable was $0.4 million and 0.3 million for the years ended December 31, 2025 and 2024, respectively.
The Company maintains reserves for estimated sales credits issued to customers for billing disputes or other service-related reasons. These allowances are recorded as a reduction against current period revenues and accounts receivable. In estimating this allowance, the Company analyzes prior periods to determine the amounts of sales credits issued to customers compared to the revenues in the period that related to the original customer invoice. This estimate is analyzed semi-annually and adjusted as necessary. The Company also maintains specific reserves for anticipated contract concessions. The allowance for sales credits and specific reserves was $1.1 million and $1.0 million as of December 31, 2025 and 2024, respectively.
The following table shows the Company's allowance for sales credits, credit losses, and other reserved balances as follows:

	Beginning Balance	Additions	Deductions	Ending Balance
Year Ended December 31, 2023	$2,000	$1,214	$(1,813)	$1,401
Year Ended December 31, 2024	1,401	1,196	(1,254)	1,343
Year Ended December 31, 2025	$1,343	$3,752	$(3,530)	$1,565

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
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2025:

		Fair Value Measurements Using:
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Cash Equivalents:
Money market funds	$94,119	$94,119	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$41,443	$—	$41,443	$—
Certificates of deposit	8,839	—	8,839	—
U.S. government securities	14,095	—	14,095	—
	$64,377	$—	$64,377	$—

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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of December 31, 2025 and 2024 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income, net on the consolidated statements of comprehensive income (loss). Realized gains and losses are determined based on the specific identification method and are reported in other income, net on the consolidated statements of comprehensive income (loss). Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income, net on the consolidated statements of comprehensive income (loss). Based on the Company's assessment, no impairments for credit losses were recognized during the years ended December 31, 2025 and 2024.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the years ended December 31, 2025 and 2024, the Company determined there were no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.7 million and $0.3 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company's cash was $273.5 million and $294.4 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$94,119	$—	$—	$94,119

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$41,407	$39	$(3)	$41,443
Certificates of deposit	8,835	4	—	8,839
U.S. government securities	14,074	21	—	$14,095
	$64,316	$64	$(3)	$64,377
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2024 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$63,945	$—	$—	$63,945
Certificates of deposit	245	—	—	245
	$64,190	$—	$—	$64,190

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$46,626	$104	$(28)	$46,702
Certificates of deposit	14,076	20	(4)	14,092
U.S. government securities	26,917	22	(17)	26,922
	$87,619	$146	$(49)	$87,716
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	December 31,
	2025	2024
Due within one year or less	$58,782	$49,460
Due after one year through two years	5,595	38,256
	$64,377	$87,716
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income, net on the consolidated statements of comprehensive income (loss) if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the consolidated balance sheets. Because the Company does not intend to sell any investments which have an unrealized loss position at this time, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the reserve for available-for-sale debt securities was zero as of December 31, 2025 and 2024.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$1,492	$(3)	$1,009	$—
Certificates of deposit	—	—	494	—
U.S. government securities	1,236	—	—	—
	$2,728	$(3)	$1,503	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
6. Deferred Solution and Other Costs
Deferred solution and other costs, current portion and net of current portion, consisted of the following:

	December 31,
	2025	2024
Deferred solution costs	$12,966	$16,741
Deferred commissions	9,665	9,870
Deferred solution and other costs, current portion	$22,631	$26,611

Deferred solution costs	$1,699	$2,628
Deferred commissions	26,128	25,488
Deferred solution and other costs, net of current portion	$27,827	$28,116
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2025	2024
Computer hardware and equipment	$71,984	$70,390
Purchased software and licenses	10,995	11,053
Furniture and fixtures	9,045	10,194
Leasehold improvements	36,869	30,496
	128,893	122,133
Accumulated depreciation	(101,110)	(90,605)
Property and equipment, net	$27,783	$31,528
Depreciation expense was $14.4 million, $16.6 million and $19.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
8. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both December 31, 2025 and 2024. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2025. No impairment of goodwill was identified during 2025, nor has any impairment of goodwill been recorded to date.
Intangible assets at December 31, 2025 and 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$—	$—	$—	$1,495	$(1,401)	$94
Acquired technology	117,737	(101,481)	16,256	150,097	(112,791)	37,306
Capitalized software development costs	103,884	(41,763)	62,121	81,080	(23,847)	57,233
	$221,621	$(143,244)	$78,377	$232,672	$(138,039)	$94,633

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The estimated useful lives and weighted average remaining amortization periods for intangible assets at December 31, 2025 are as follows (in years):

	Estimated Useful Life	Weighted Average Remaining Amortization Period
Acquired technology	5 - 7	1.0
Capitalized software development costs	5	3.5
Total		3.0
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized software development costs of $23.2 million, $25.2 million and $27.6 million. Amortization expense included in cost of revenues on the consolidated statements of comprehensive income (loss) was $39.0 million, $35.2 million and $31.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense included in operating expenses on the consolidated statements of comprehensive income (loss) was $0.1 million, $17.0 million and $20.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, the Company recognized an impairment loss related to capitalized software development costs for certain software assets that are no longer expected to be recoverable. The Company determined the amount of the impairment as the excess of the carrying amount of the asset over its estimated fair value using a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.4 million to research and development expense within the Company's consolidated statements of comprehensive income (loss) during year ended December 31, 2025.
The estimated future amortization expense related to intangible assets as of December 31, 2025 was as follows:

Amortization
Year Ended December 31,
2026	$35,299
2027	19,364
2028	13,138
2029	7,681
2030	2,895
Total amortization	$78,377
9. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
Accrued hosting fees	$4,205	$2,704
Accrued transaction processing fees	6,115	5,904
Accrued professional services	2,331	2,748
Lease and other restructuring charges	706	1,868
Other	11,215	5,015
Accrued liabilities	$24,572	$18,239

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
10. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas, in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal under this agreement, therefore no amounts related to this option is recognized as part of lease liabilities or right of use assets. Pursuant to the second agreement, the Company leases office space with lease terms of approximately ten years, with an option to extend the lease on the second building from five to ten years. The Company is reasonably certain to exercise this renewal under this agreement, therefore amounts were related to this option are recognized as part of lease liabilities and right of use assets. The Company also leases office space in other U.S. cities located in Nebraska, Iowa and North Carolina. Internationally, the Company leases offices in India and Australia, and from time to time, employees may work from flexible office spaces in the U.S. and internationally.
During the year ended December 31, 2025, the Company recorded $4.0 million in lease liabilities related to the renewals and expansions of our office lease agreements. The Company recognized corresponding right of use assets of $3.3 million, net of $0.7 million in tenant lease improvement allowances. As of December 31, 2025, the Company has received no reimbursements for this allowance, and has a remaining allowance receivable of $0.7 million included as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets. The Company believes its current facilities are adequate to meet its current needs. The Company intends to secure new facilities or expand existing facilities to support future growth and believes suitable additional or alternative space will available on commercially reasonable terms as needed to accommodate operations.
Rent expense under operating leases was $6.0 million, $5.7 million and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The components of lease costs, lease term and discount rate as of December 31 were as follows:

	Operating Leases
	2025	2024	2023
Lease expense:
Operating lease expense	$8,577	$9,360	$9,257
Sublease income	(826)	(949)	(1,004)
Total lease expense	$7,751	$8,411	$8,253

Other information:
Cash paid for operating lease liabilities	$12,510	$13,220	$12,678
Right of use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2025, 2024 and 2023	$3,532	$2,605	$3,292
Weighted-average remaining lease term - operating leases	6.1 years	6.2 years	6.6 years
Weighted-average discount rate - operating leases	5.7%	6.0%	6.2%

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at December 31, 2025 were as follows:

Operating Leases
Year Ended December 31,
2026	$10,787
2027	9,679
2028	6,465
2029	4,947
2030	5,050
Thereafter	13,472
Total lease payments	50,400
Less: imputed interest	(7,653)
Total operating lease liabilities	$42,747
The Company is reasonably certain to exercise the renewal options on three of its buildings. The future operating lease payments include $16.3 million in optional lease renewals where the Company is reasonably certain of exercising those options. Additionally, the Company's operating lease liabilities include $12.3 million and right of use assets include $8.8 million in optional lease renewals.
As of December 31, 2025 the Company has active sublease agreements related to excess office space in North Carolina and Nebraska.
The Company has exited and made available for sublease certain leased office spaces, and updated assessments of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. During the year ended December 31, 2025, impairment charges of $0.5 million were recorded to right of use assets. During the year ended December 31, 2024, impairment charges of $0.8 million were recorded to right of use assets and charges of $0.1 million were recorded to property and equipment. These charges were recorded within operating expenses on the consolidated statements of comprehensive income (loss).
11. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes (as defined below) as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. See Note 12 - Debt for additional information about the Company's convertible senior notes. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at December 31, 2025 were as follows:

Contractual Commitments
Year Ended December 31,
2026	$417,274
2027	87,972
2028	56,675
2029	182
2030	—
Total commitments	$562,103
Legal Proceedings
From time to time, the Company is involved in legal proceedings arising both in and outside the ordinary course of its business. The Company is not presently a party to any legal proceedings that it believes, if determined adversely to the Company, would have a material adverse effect on the Company.
In March 2025, the Company agreed to settle a dispute with a former commercial real estate broker related to commissions for the lease of its current headquarters, pursuant to which the Company paid $1.8 million to settle the matter in full. The Company has recorded the entire amount within general and administrative expenses on its consolidated statements of comprehensive income (loss). The Company considers this specific settlement as a non-recurring charge due to the unique nature of the dispute and the underlying facts, which are outside the normal course of its business.
Loss Contingencies
In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
Severance and Other Related Costs
During the second half of 2025, the Company incurred contractual severance-related expenses for the departure of executive officers that are included within lease and other restructuring charges on the consolidated statements of comprehensive income (loss). The severance charges relating to the executive departures are anticipated to be paid out over the 18 months following the executives' departures, consistent with employment arrangements. During 2025 cash payments of $0.8 million were made for the incurred costs in 2025 and for the previous year's executive departure. The remaining liability related to these and prior year's charges is included in accrued compensation on the consolidated balance sheets in the amount of $1.8 million and $0.9 million as of December 31, 2025 and 2024, respectively.
12. Debt
The following table presents details of the Company's convertible senior notes outstanding as of December 31, 2025, which are further discussed below (principal in thousands):

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
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash and repurchased $159.0 million in aggregate principal amount of the 2025 Notes for $138.4 million in cash. The partial repurchase of the 2026 Notes and 2025 Notes resulted in a $19.9 million gain on early debt extinguishment, of which $1.8 million consisted of unamortized debt issuance costs. This gain was recorded within other income, net on the consolidated statements of comprehensive income (loss). In November 2025, the Company repaid the remaining $191.0 million of principal and the remaining accrued interest in cash to the debt holders to fully settle the 2025 Notes on the maturity date.
The Company may repurchase additional 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
On or after June 5, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of the 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
On or after March 1, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, as described in the indentures governing the 2026 Notes.
Holders may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2026, only under the following circumstances:
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
•during the five consecutive business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events.
If a fundamental change (as defined in the relevant indenture governing the 2026 Notes) occurs prior to the maturity date, holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The 2026 and 2025 Notes consist of the following:

	As of December 31, 2025		As of December 31, 2024
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$303,995	$—	$303,995	$191,000
Unamortized debt issuance costs	(627)	—	(1,880)	(669)
Net carrying amount	$303,368	$—	$302,115	$190,331
As of December 31, 2025, the 2026 Notes were not convertible. As of December 31, 2025, the if-converted value of the 2026 Notes did not exceed the principal amount. The if-converted value was determined based on the closing price of the Company's stock on December 31, 2025.
Capped Call Transactions
In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls associated with the 2026 Notes have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls have an initial cap price of $139.00 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the consolidated balance sheets and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls associated with the 2026 Notes was recorded as a reduction to additional paid-in capital.
In March 2023, in connection with the partial repurchase of the 2026 and 2025 Notes, the Company terminated the Capped Calls in a notional amount corresponding to the aggregate principal amount of the 2026 and 2025 Notes that were repurchased. As a result of the termination of the related Capped Calls, the Company received cash payments of $0.1 million. The proceeds were recorded as an increase to additional paid-in capital on the consolidated balance sheets.
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

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of December 31, 2025, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of December 31, 2025, $0.7 million of unamortized debt issuance costs related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the consolidated balance sheets. As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the 2026 and 2025 Notes and Revolving Credit Agreement:

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$2,815	$2,681	$2,532
Amortization of debt issuance costs	2,111	2,059	2,104
Total	$4,926	$4,740	$4,636
Debt issuance costs are amortized on a straight-line basis over the expected life of the 2026 Notes and the Revolving Credit Agreement, respectively. For the 2026 Notes, the straight-line basis approximates the effective interest method. As of December 31, 2025, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes was 0.4 years.
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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company's 2014 Plan. As of December 31, 2025, 5,587 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contains a provision that automatically increases the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31 or (c) such other amount as may be determined by the Company's board of directors. As of December 31, 2025, 1,129 shares remain authorized and available for future issuance under the ESPP.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$9,711	$11,821	$13,346
Sales and marketing	14,196	16,779	16,771
Research and development	16,860	16,456	15,157
General and administrative	46,182	44,159	33,914
Total stock-based compensation expense	$86,949	$89,215	$79,188
Stock-based compensation capitalized as an asset was $3.1 million, $5.1 million and $5.3 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Options
Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price
Balance as of January 1, 2023	324	$35.07
Granted	—	—
Exercised	(74)	30.91
Forfeited	—	—
Expired	(4)	27.86
Balance as of December 31, 2023	246	36.43
Granted	—	—
Exercised	(234)	35.90
Forfeited	—	—
Expired	—	—
Balance as of December 31, 2024	12	47.00
Granted	—	—
Exercised	(12)	47.00
Forfeited	—	—
Expired	—	—
Balance as of December 31, 2025	—	$—
The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $1.5 million and $0.4 million, respectively. There were no stock options outstanding as of December 31, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2023	2,944	$59.99
Granted	1,981	32.31
Vested	(963)	63.59
Forfeited	(366)	48.39
Nonvested as of December 31, 2023	3,596	44.96
Granted	1,513	49.30
Vested	(1,231)	50.49
Forfeited	(361)	45.45
Nonvested as of December 31, 2024	3,517	44.84
Granted	746	85.81
Vested	(1,346)	48.88
Forfeited	(317)	49.66
Nonvested as of December 31, 2025	2,600	$53.91
The total fair value of restricted stock units vested during each of the years ended December 31, 2025, 2024 and 2023 was $111.2 million, $75.7 million and $32.5 million, respectively. Total unrecognized stock-based compensation expense related to restricted stock units was $98.3 million as of December 31, 2025, which the Company expects to recognize over a weighted average period of 2.4 years.
Market Stock Units and Performance Stock Units
MSU and PSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2023	399	$57.42
Granted	587	39.59
Vested	(4)	23.21
Forfeited	(48)	55.55
Nonvested as of December 31, 2023	934	46.45
Granted	389	59.92
Change in awards based on performance(1)	11	88.40
Vested	(82)	45.90
Forfeited	(191)	59.12
Nonvested as of December 31, 2024	1,061	49.58
Granted	241	92.20
Change in awards based on performance(1)	317	47.21
Vested	(629)	47.08
Forfeited	(111)	64.50
Nonvested as of December 31, 2025	879	$60.31
________________________________________________________________________
(1)Represents the change in the number of MSUs and PSUs earned based on performance achievement for the performance period.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
Significant assumptions used in the Monte Carlo simulation model for the TSR PSUs granted during the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Volatility	52.5%	53.5 - 54.1%	52.7 - 54.8%
Risk-free interest rate	3.9%	4.2 - 4.5%	3.9 - 4.5%
Dividend yield	—	—	—
Longest remaining performance period (in years)	3	3	3
The total fair value of MSUs and PSUs vested during each of the years ended December 31, 2025, 2024 and 2023 was $49.5 million, $5.6 million and $0.1 million, respectively. Total unrecognized stock-based compensation expense related to MSUs and PSUs was $27.3 million as of December 31, 2025, which the Company expects to recognize over a weighted average period of 1.6 years.
Employee Stock Purchase Plan
The following summarizes the assumptions used for estimating the fair value of ESPP purchase rights:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8 - 4.4%	4.4 - 5.4%	5.3 - 5.4%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	41.4 - 46.3%	38.4 - 40.8%	37.2 - 66.0%
Dividend yield	—	—	—
Grant date fair value per share	$19.54 - $24.97	$16.55 - $28.10	$9.71 - $9.87
During the year ended December 31, 2025, the Company's employees purchased 95 shares under the ESPP at a weighted-average price of $68.09 per share, resulting in cash proceeds of $6.5 million. Total unrecognized stock-based compensation expense related to the ESPP was $1.1 million as of December 31, 2025, which the Company expects to recognize over a weighted average period of 0.4 years.
14. Repurchase Program
In October 2025, the Company's Board of Directors authorized its Repurchase Program that authorizes the Company to repurchase up to $150.0 million, of its common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by the Company's Board of Directors at any time. During the year ended December 31, 2025, the Company had repurchased 69 shares for $5.0 million. All shares of common stock repurchased were retired. As of December 31, 2025, $145.0 million remained available for future stock repurchases.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
15. Provision for Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following:

	December 31,
	2025	2024
U.S.	$46,260	$(38,615)
Non-U.S.	8,466	7,755
Income (loss) before income taxes	$54,725	$(30,860)
The components of the Company's provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$—	$—	$—
Foreign	1,125	2,151	1,976
State	662	3,025	660
Total current taxes	$1,787	$5,176	$2,636
Deferred taxes:
Federal	$433	$1,427	$420
Foreign	(116)	276	(251)
State	613	797	757
Total deferred taxes	930	2,500	926
Provision for income taxes	$2,717	$7,676	$3,562
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
NOL and credit carryforwards	$131,077	$116,084
Deferred revenue	24,846	26,069
Accrued expenses and other	5,355	7,190
Stock-based compensation	9,716	11,080
Lease liabilities	10,287	11,633
Convertible debt hedge	599	2,957
IRC Section 174 expenditures	58,558	73,860
Total deferred tax assets	240,438	248,873
Deferred tax liabilities:
Deferred expenses	(18,746)	(17,858)
Depreciation and amortization	(9,993)	(11,441)
Capitalized software	—	(1,690)
Right of use assets	(6,489)	(7,166)
Total deferred tax liabilities	(35,228)	(38,155)
Deferred tax assets less tax liabilities	205,210	210,718
Less: valuation allowance	(212,512)	(217,053)
Net deferred tax liability	$(7,302)	$(6,335)

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company had federal net operating loss carryforwards of approximately $458.8 million and $438.4 million at December 31, 2025 and 2024, respectively, of which $4.5 million will expire at various dates beginning in 2026, if not utilized, and $454.3 million have an indefinite carryforward period. Federal net operating losses generated during and after the year ended December 31, 2018 will have an indefinite carryforward period. The Company also held federal R&D tax credits of $19.6 million and state tax credits of $0.2 million for the year ended December 31, 2025, and federal R&D tax credits of $8.9 million and state tax credits of $0.2 million for the year ended December 31, 2024. The federal and state tax credit carry overs will begin to expire in 2033, if not utilized.
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2025, the valuation allowance decreased by approximately $4.5 million due to continuing operations.
At December 31, 2025, the Company's foreign subsidiaries' undistributed earnings have been retained and are intended to be indefinitely reinvested. It is not practicable to estimate the amount of any taxes that would be payable upon remittance of these earnings, because such tax, if any, is dependent upon circumstances existing if and when remittance occurs.
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was signed into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were reflected in the income tax provision for the year ended December 31, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The Company's provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to income before taxes for each of the years ended December 31, 2025, 2024, and 2023, respectively, primarily as a result of the following:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax at U.S. statutory rate	$11,492	21.00%	$(6,480)	21.00%	$(12,982)	21.00%
State taxes, net of federal benefit (1)	59	0.11%	3,356	(10.88)%	1,391	(2.25)%
Foreign tax effects:
Canada
Rate differential	15	0.03%	26	(0.08)%	32	(0.05)%
Stock based compensation	141	0.26%	499	(1.62)%	963	(1.56)%
NOL adjustment	—	—%	—	—%	8,170	(13.22)%
Changes in valuation allowance	—	—%	—	—%	(8,307)	13.44%
Other	(173)	(0.32)%	(294)	0.95%	94	(0.15)%
India
Rate differential	306	0.56%	245	(0.79)%	51	(0.08)%
Previously taxed income	(1,245)	(2.27)%	(531)	1.72%	—	—%
Withholding taxes	(832)	(1.52)%	375	(1.22)%	—	—%
Other	628	1.15%	232	(0.75)%	24	(0.04)%
Other foreign jurisdictions	431	0.79%	220	(0.71)%	106	(0.17)%
Effect of cross-border tax laws
GILTI	—	—%	605	(1.96)%	(1,688)	2.73%
Enactment of new tax laws	82	0.15%	—	—%	—	—%
Nondeductible items
Stock compensation	2,116	3.86%	6,840	(22.17)%	10,070	(16.29)%
Other	221	0.40%	38	(0.12)%	185	(0.30)%
Tax credits
Research and development credit	(13,409)	(24.50)%	—	—%	—	—%
Changes in valuation allowance	(1,733)	(3.17)%	2,366	(7.67)%	5,052	(8.17)%
Changes in UTP	2,995	5.47%	376	(1.22)%	(257)	0.42%
Other
Other	349	0.64%	(197)	0.64%	658	(1.07)%
Capitalized R&D	1,274	2.33%	—	—%	—	—%
Income tax provision effective rate	$2,717	4.97%	$7,676	(24.88)%	$3,562	(5.76)%
____________________________________________________________________________
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Iowa, Minnesota, New York, Pennsylvania and Texas in 2025; California, Illinois, Oregon and Texas in 2024; and California, Iowa, Maine, Minnesota, New York and Texas in 2023.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
The amounts of cash taxes paid are as follows:

	Year Ended December 31,
	2025	2024	2023

U.S. Federal	$259	$—	$—
State taxes
California	216	**	**
Illinois	**	349	267
Pennsylvania	**	352	316
Texas	300	**	158
Other states	550	1,725	403
Foreign taxes
Australia	289	**	368
Canada	**	1,346	**
India	2,033	2,073	1,015
Other foreign	193	35	95
Total	$3,840	$5,880	$2,622
____________________________________________________________________________
(**) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
The total amount of uncertain tax positions as of December 31, 2025 and 2024 was $4.1 million and $1.1 million, respectively. The reconciliation of uncertain tax positions at the beginning and end of the year is as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$1,096	$720
Gross increase related to prior year positions	1,557	38
Gross increase related to current year positions	1,437	338
Ending balance	$4,090	$1,096
At December 31, 2025, approximately $1.4 million would reduce the Company's annual effective tax rate, if recognized. As of December 31, 2025, the Company had no accrued interest. The Company does not believe it is reasonably possible that any of its unrecognized tax positions will be resolved within the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and in each foreign jurisdiction in which we have operations. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2022. Operating losses and credits generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses and credits are utilized. The tax years 2022 through 2025 remain open to examination by all the major taxing jurisdictions to which the Company is subject.

Q2 HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and unless otherwise indicated)
16. Employee Benefit Plans
Defined contribution plan
In January 2009, the Company adopted a 401(k) retirement savings plan, or 401(k) Plan, covering substantially all employees. The 401(k) Plan also provides for employer contributions to be made at the Company's discretion. The Company makes matching contributions equal to 50% of employee contributions, up to 6% of each participant's compensation. Employees are eligible to participate upon date of hire and are immediately vested in all matching contributions. The Company's policy prohibits participants from direct investment in shares of its common stock within the plan. The Company's contributions charged to expense were $7.7 million, $7.8 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined benefit plan
The Company maintains a gratuity plan in India, or the Gratuity Plan, that is a statutory post-employment benefit plan providing defined lump sum benefits to vested employees on retirement or upon termination of employment in an amount based on the respective employee's salary and years of employment with the Company. Beginning in 2025, the Company makes annual contributions to the employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. As of December 31, 2025, the projected benefit obligation was approximately $1.6 million, and the liability is presented as accrued compensation on the consolidated balance sheet as of December 31, 2025. The Company recognized total expense of $0.6 million related to the Gratuity Plan in the year ended December 31, 2025.
17. Segments and Geographic Information
All revenue-generating activities are directly related to the sale, implementation and support of the Company's solutions in a single operating segment. The Company is a leading provider of digital solutions to financial institutions, FinTechs and Alt-FIs, seeking to incorporate banking into their customer engagement and servicing strategies. The Company derives the majority of its revenues from subscription fees for the use of its hosted solutions, transactional revenue from bill-pay solutions and remote deposit products, revenues for professional services and implementation services related to its solutions and certain third-party related pass-through fees. Additionally, see Note 3 - Revenues for additional information about disaggregated revenue.
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, and the financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the consolidated statements of comprehensive income (loss) as net income (loss). The significant expenses within net income (loss) on which the CODM relies include those that are reported on the consolidated statements of comprehensive income (loss). The measure of the Company's single operating segment assets is reported on the consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.