Form 10-Q
period 2026-03-31
Q2 Holdings, Inc.
filed 2026-04-29
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,600,423 shares of Common Stock, $0.0001 par value per share as of April 29, 2026.

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
•the risks associated with recent advances in artificial intelligence, or AI, including the increasing availability of more capable AI models to the public that may further enhance the ability of threat actors to identify, develop and exploit vulnerabilities, automate certain aspects of cyberattacks and conduct more targeted or scalable social engineering or fraud schemes;
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
•the risks associated with continued market volatility, including in the financial services sector, potential inflationary pressures and the impact of any monetary policy changes that may be implemented as a result, the possibility and potential impact of any U.S. tariffs and global trade measures, including retaliatory tariffs and the impact on the valuation of marketable securities;
•the risk of increased or new competition in our existing markets and as we enter new markets or new segments of existing markets, or as we offer new solutions;
•the risks associated with the development of our solutions, including AI based solutions, our AI and data strategies and solutions, our use of AI tools and solutions and changes to regulation or the market for our solutions compared to our expectations;
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
•the risks associated with geopolitical instability, including acts of war or military conflict, uncertainties or discord, including the continuing war in Ukraine, the war in Iran and other conflicts in the Middle East and other parts of the world, heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;

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
•the risk that our debt repayment obligations may adversely affect our financial condition and that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled "Risk Factors," and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$342,332	$367,631
Restricted cash	2,057	1,672
Investments	36,559	65,064
Accounts receivable, net	74,196	51,716
Contract assets, current portion, net	7,356	8,596
Prepaid expenses and other current assets	21,963	28,234
Deferred solution and other costs, current portion	29,535	22,631
Deferred implementation costs, current portion	10,575	10,508
Total current assets	524,573	556,052
Property and equipment, net	27,933	27,783
Right of use assets	25,768	27,188
Deferred solution and other costs, net of current portion	29,961	27,827
Deferred implementation costs, net of current portion	31,235	28,929
Intangible assets, net	75,781	78,377
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	15,138	14,103
Other long-term assets	3,089	3,149
Total assets	$1,246,347	$1,276,277
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,278	$20,473
Accrued liabilities	25,604	24,572
Accrued compensation	17,534	31,754
Convertible notes, current portion	303,682	303,368
Deferred revenues, current portion	196,762	155,003
Lease liabilities, current portion	8,628	8,915
Total current liabilities	562,488	544,085
Deferred revenues, net of current portion	30,557	26,826
Lease liabilities, net of current portion	31,592	33,832
Other long-term liabilities	10,034	9,723
Total liabilities	634,671	614,466
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,665 issued and outstanding as of March 31, 2026 and 62,741 shares issued and outstanding as of December 31, 2025	6	6
Additional paid-in capital	1,199,888	1,275,980
Accumulated other comprehensive loss	(2,635)	(1,953)
Accumulated deficit	(585,583)	(612,222)
Total stockholders' equity	611,676	661,811
Total liabilities and stockholders' equity	$1,246,347	$1,276,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$216,506	$189,735
Cost of revenues	88,592	88,745
Gross profit	127,914	100,990
Operating expenses:
Sales and marketing	25,720	26,527
Research and development	41,880	37,853
General and administrative	32,187	32,322
Transaction-related costs	250	—
Amortization of acquired intangibles	—	93
Lease and other restructuring charges	188	2,006
Total operating expenses	100,225	98,801
Income from operations	27,689	2,189
Other income (expense):
Interest and other income	3,269	4,586
Interest and other expense	(1,205)	(1,535)
Total other income, net	2,064	3,051
Income before income taxes	29,753	5,240
Provision for income taxes	(3,114)	(487)
Net income	$26,639	$4,753
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(60)	(24)
Foreign currency translation adjustment	(622)	177
Comprehensive income	$25,957	$4,906
Net income per common share
Basic	$0.43	$0.08
Diluted	$0.40	$0.07
Weighted average common shares outstanding
Basic	62,338	61,222
Diluted	67,647	64,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Total stockholders' equity, beginning balances	$661,811	$517,796

Common stock and additional paid-in capital:
Beginning balances	1,275,986	1,183,899
Stock-based compensation expense	21,061	22,209
Exercise of stock options	—	547
Repurchase of common shares	(97,153)	—
Ending balances	1,199,894	1,206,655

Accumulated deficit:
Beginning balances	(612,222)	(664,230)
Net income	26,639	4,753
Ending balances	(585,583)	(659,477)

Accumulated other comprehensive loss:
Beginning balances	(1,953)	(1,873)
Other comprehensive income (loss)	(682)	153
Ending balances	(2,635)	(1,720)

Total stockholders' equity, ending balances	$611,676	$545,458

Common stock (in shares):
Beginning balances	62,741	60,728
Exercise of stock options	—	12
Repurchase of common shares	(1,765)	—
Shares issued for the vesting of restricted stock awards	1,689	1,564
Ending balances	62,665	62,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$26,639	$4,753
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	7,748	6,961
Depreciation and amortization	11,743	13,720
Amortization of debt issuance costs	360	543
Amortization of premiums and discounts on investments	(42)	(301)
Stock-based compensation expense	20,265	21,010
Deferred income taxes	343	(2,042)
Lease restructuring and impairments	161	434
Other non-cash items	100	31
Changes in operating assets and liabilities:
Accounts receivable, net	(22,775)	(20,505)
Prepaid expenses and other current assets	6,125	1,787
Deferred solution and other costs	(12,507)	(7,219)
Deferred implementation costs	(6,366)	(4,485)
Contract assets, net	205	(1,461)
Other long-term assets	92	1,488
Accounts payable	(7,880)	5,404
Accrued liabilities	(10,964)	(8,542)
Deferred revenues	45,492	36,093
Deferred rent and other long-term liabilities	(2,418)	(4,138)
Net cash provided by operating activities	56,321	43,531
Cash flows from investing activities:
Purchases of investments	—	(33,980)
Maturities of investments	28,487	20,175
Purchases of property and equipment	(6,597)	(785)
Capitalized software development costs	(5,514)	(4,914)
Net cash provided by (used in) investing activities	16,376	(19,504)
Cash flows from financing activities:
Repurchases of common shares	(97,153)	—
Proceeds from exercise of stock options and ESPP	—	547
Net cash provided by (used in) financing activities	(97,153)	547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(458)	110
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,914)	24,684
Cash, cash equivalents and restricted cash, beginning of period	369,303	360,793
Cash, cash equivalents and restricted cash, end of period	$344,389	$385,477
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$935	$98
Stock-based compensation for capitalized software development	$513	$634
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K, or Form 10-K, filed with the SEC on February 11, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three months ended March 31, 2026 and 2025. No customer accounted for 10% or more of accounts receivable, net as of March 31, 2026 and December 31, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended March 31, 2026 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income per Common Share
The following table sets forth the computations of net income per share for the periods listed:

	Three Months Ended March 31,
	2026	2025
Basic net income per share
Numerator:
Net income	$26,639	$4,753
Denominator:
Weighted-average common shares outstanding, basic	62,338	61,222
Net income per common share, basic	$0.43	$0.08

Diluted net income per share
Numerator:
Net income	$26,639	$4,753
Interest expense, net of tax(1)	663	—
Adjusted net income used in diluted computations	$27,302	$4,753
Denominator:
Weighted-average common shares outstanding, basic	62,338	61,222
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	1,863	3,593
Shares issuable pursuant to the ESPP	15	5
Shares related to convertible notes(2)	3,431	—
Weighted-average common shares outstanding, diluted	67,647	64,820
Net income per common share, diluted	$0.40	$0.07
(1) Interest expense has been tax effected using the combined federal and blended state rate of 24.9% for the three months ended March 31, 2026.
(2) The dilutive impact of the 2026 convertible senior notes was calculated using the if-converted method. When considering the interest expense, tax effected using the combined federal and blended state rate of 24.9%, conversion of the 2026 convertible senior notes would have resulted in earnings per share that were higher than basic earnings per share, and therefore the 2026 convertible senior notes were antidilutive for the three months ended March 31, 2025 and are excluded above.
The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended March 31,
	2026	2025
Stock options, restricted stock units, market stock units and performance stock units	722	273
Shares related to convertible notes	—	4,793
Anti-dilutive shares excluded from diluted income per common share	722	5,066

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
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" which provides targeted improvements to the guidance for measuring expected credit losses. The amendments are intended to enhance consistency in application and clarify the treatment of certain financial assets within the scope of Topic 326. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, on a prospective basis. The Company adopted the new guidance effective January 1, 2026 on a prospective basis and elected the practical expedient to estimate expected credit losses based on actual uncollected amounts. There was no material impact to the Company's consolidated financial statements as of the adoption date.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended March 31,
	2026	2025
Subscription	$179,886	$154,289
Transactional	17,808	18,617
Services and Other	18,812	16,829
Total Revenues	$216,506	$189,735
Deferred Revenues
Deferred revenue primarily consists of payments received and amounts billed in advance for subscription and implementation services prior to satisfying the Company's performance obligations. The Company recognized $76.8 million and $65.4 million of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Remaining Performance Obligations
On March 31, 2026, the Company had $2.74 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue in the next 24 months, an additional 34% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the three months ended March 31, 2026 and 2025, and no charges were taken against the allowance at either March 31, 2026 or 2025. The allowance for credit losses related to contract assets was $0.05 million as of March 31, 2026 and December 31, 2025.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the three months ended March 31, 2026 and 2025, and nominal charges were taken against the allowance at each of March 31, 2026 and 2025. The allowance for credit losses related to accounts receivable was $0.4 million as of March 31, 2026 and December 31, 2025.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2026:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Cash Equivalents:
Money market funds	$124,036	$124,036	$—	$—

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Corporate bonds and commercial paper	$16,973	$—	$16,973	$—
Certificates of deposit	7,656	—	7,656	—
U.S. government securities	11,243	—	11,243	—
	$35,872	$—	$35,872	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments as of March 31, 2026 and December 31, 2025 consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments.
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of other income, net on the condensed consolidated statements of comprehensive income. Based on the Company's assessment, no impairments for credit losses were recognized during either of the three months ended March 31, 2026 or 2025.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended March 31, 2026, the Company determined there were no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.7 million as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company's cash was $218.3 million and $273.5 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of March 31, 2026 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$124,036	$—	$—	$124,036

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$16,977	$4	$(8)	$16,973
Certificates of deposit	7,655	1	—	7,656
U.S. government securities	11,240	4	(1)	11,243
	$35,872	$9	$(9)	$35,872

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$94,119	$—	$—	$94,119

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$41,407	$39	$(3)	$41,443
Certificates of deposit	8,835	4	—	8,839
U.S. government securities	14,074	21	—	14,095
	$64,316	$64	$(3)	$64,377
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
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	March 31, 2026	December 31, 2025
Due within one year or less	$30,221	$58,782
Due after one year through two years	5,651	5,595
	$35,872	$64,377
The Company has certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income (expense), net on the condensed consolidated statements of comprehensive income if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Because the Company's unrealized loss position at this time is immaterial, and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, the reserve for available-for-sale debt securities was zero as of March 31, 2026 and December 31, 2025.
The following table presents the fair values and the gross unrealized losses of these available-for-sale debt investments as of March 31, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and commercial paper	$10,187	$(8)	$—	$—
U.S. government securities	—	—	1,247	(1)
	$10,187	$(8)	$1,247	$(1)

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both March 31, 2026 and December 31, 2025. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2025. No impairment of goodwill was identified during 2025, nor has any impairment of goodwill been recorded to date.
Intangible assets at March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$117,737	$(105,829)	$11,908	$117,737	$(101,481)	$16,256
Capitalized software development costs	109,910	(46,037)	63,873	103,884	(41,763)	62,121
	$227,647	$(151,866)	$75,781	$221,621	$(143,244)	$78,377
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years. During the three months ended March 31, 2026 and 2025, the Company capitalized software development costs of $6.9 million and $5.5 million, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income was $9.5 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income was zero and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2026 was as follows:

Amortization
Year Ended December 31,
2026 (April 1 to December 31)	$26,810
2027	20,750
2028	14,525
2029	9,068
2030	4,281
Thereafter	347
Total amortization	$75,781

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
7. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas, in two adjacent buildings under separate lease agreements. Pursuant to the first agreement, the Company leases office space with an initial term that expires on April 30, 2028, with the option to extend the lease for an additional ten-year term. The Company is not reasonably certain to exercise the renewal under this agreement, therefore no amounts related to this option are recognized as part of lease liabilities or right of use assets. Pursuant to the second agreement, the Company leases office space with lease terms of approximately ten years, with an option to extend the lease on the second building from five to ten years. The Company is reasonably certain to exercise this renewal under this agreement, therefore amounts related to this option are recognized as part of lease liabilities and right of use assets. The Company also leases office space in other U.S. cities located in Nebraska, Iowa and North Carolina. Internationally, the Company leases offices in India and Australia, and from time to time, employees may work from flexible office spaces in the U.S. and internationally.
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at March 31, 2026 were as follows:

Operating Leases
Year Ended December 31,
2026 (April 1 to December 31)	$7,870
2027	9,659
2028	6,452
2029	4,947
2030	5,050
Thereafter	13,472
Total lease payments	47,450
Less: imputed interest	(7,230)
Total operating lease liabilities	$40,220
The operating lease liabilities include $12.4 million in optional lease renewals where the Company is reasonably certain of exercising those options. Additionally, as of March 31, 2026, the Company had approximately $3.2 million of future payments under a lease for corporate facilities, that has not yet commenced. This operating lease will commence during the second quarter of 2026, with a lease term of approximately eight years.
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments related to the 2026 Notes, as defined below, as well as the related interest. The interest on the 2026 Notes is payable semi-annually on June 1 and December 1 of each year. See Note 9 - Debt for additional information about the Company's 2026 Notes. The Company also has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at March 31, 2026 were as follows:

Contractual Commitments
Year Ended December 31,
2026 (April 1 to December 31)	$357,157
2027	89,886
2028	57,659
2029	215
2030	—
Thereafter	—
Total commitments	$504,917
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
Severance and Other Related Costs
In prior years, the Company incurred contractual severance-related expenses for the departure of executive officers that were included within lease and other restructuring charges on the condensed consolidated statements of comprehensive income. The severance charges relating to the executive departures are anticipated to be paid out over the 18 months following the executives' departures, consistent with employment arrangements. During the three months ended March 31, 2026, cash payments of $0.5 million were made for the previously incurred costs. The remaining liability is included in accrued compensation on the condensed consolidated balance sheets in the amount of $1.3 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively.
9. Debt
Convertible Senior Notes
The following table presents details of the Company's convertible senior notes outstanding as of March 31, 2026, which are further discussed below (principal in thousands):

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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In March 2023, the Company repurchased $12.3 million in aggregate principal amount of the 2026 Notes for $10.7 million in cash. The Company may repurchase additional 2026 Notes from time to time through open market purchases, block trades, and/or privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of the repurchases will be determined by the Company based on the capital needs of the business, market conditions, applicable legal requirements, and other factors.
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
On or after June 5, 2023 the Company may redeem for cash all or any portion of the 2026 Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period. If the Company calls any or all of the 2026 Notes for redemption, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the 2026 Notes are not otherwise convertible at such time. After that time, the right to convert such 2026 Notes will expire, unless the Company defaults in the payment of the redemption price, in which case a holder of the 2026 Notes may convert all or any portion of its 2026 Notes until the redemption price has been paid or duly provided for.
On or after March 1, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the succeeding conditions described herein. Upon conversion, the Company will pay or deliver a combination of cash and shares of its common stock, at its election, as described in the indenture governing the 2026 Notes.
If a fundamental change as defined in the indenture governing the 2026 Notes occurs prior to the maturity date, holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2026 Notes consist of the following:

	As of March 31, 2026	As of December 31, 2025
Principal	$303,995	$303,995
Unamortized debt issuance costs	(313)	(627)
Net carrying amount	$303,682	$303,368
On March 1, 2026 the 2026 Notes became convertible in accordance with the terms described above. None of the 2026 Notes have been converted since original issuance through the date of this filing. As of March 31, 2026, the if-converted value of the 2026 Notes did not exceed the principal amount. The if-converted values were determined based on the closing price of the Company's stock on March 31, 2026.
Capped Call Transactions
In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions, or the Capped Calls, with one or more counterparties. The Capped Calls have an initial strike price of $88.6124 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls have an initial cap price of $139.00 per share. The Capped Calls are expected to offset the potential dilution to the common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes in the event the market price per share of common stock is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. As the Capped Calls are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders' equity on the condensed consolidated balance sheets and are not accounted for as derivatives. The cost of $40.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of March 31, 2026, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of March 31, 2026, $0.6 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$636	$718
Amortization of debt issuance costs	360	543
Total	$996	$1,261
Debt issuance costs are amortized on a straight-line basis over the expected life of the 2026 Notes and the Revolving Credit Agreement. For the 2026 Notes, the straight-line basis approximates the effective interest method. As of March 31, 2026, the remaining period over which the debt issuance costs will be amortized for the 2026 Notes was 0.2 years.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company's 2014 Plan. As of March 31, 2026, 3,912 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contained a provision that automatically increased the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of March 31, 2026, 1,129 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$2,187	$3,218
Sales and marketing	2,544	3,452
Research and development	4,146	4,042
General and administrative	11,388	10,298
Total stock-based compensation expense	$20,265	$21,010
11. Repurchase Program
In October 2025, the Company's Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes the Company to repurchase up to $150.0 million of its common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by the Company's Board of Directors at any time. During the three months ended March 31, 2026, the Company repurchased 1,765 shares for $97.2 million. During the year ended December 31, 2025, the Company repurchased 69 shares for $5.0 million. All shares of common stock that were repurchased were retired. As of March 31, 2026, $47.8 million remained available for future stock repurchases.
12. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the three months ended March 31, 2026 is based on the estimated annual effective tax rate for fiscal year 2026. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 10.5% and 9.3% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
To date, the Company has provided a valuation allowance against most of its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs any positive evidence of its forecasted future results. The Company will continue to monitor the positive and negative evidence, and it will adjust the valuation allowance as sufficient objective positive evidence, such as sustained performance of positive net income, becomes available.
As of March 31, 2026, the Company had $4.1 million in uncertain tax positions, including an insignificant amount of accrued interest, of which $1.4 million, if recognized, would impact the Company's effective tax rate. There was no change in the balance from December 31, 2025. The Company's tax years 2022 through 2025 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
13. Segments and Geographic Information
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
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, and the financial information reviewed by the CODM is presented on a consolidated basis for the single operating segment for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income that is also reported on the condensed consolidated statements of comprehensive income. The significant expenses within net income on which the CODM relies include those that are reported on the condensed consolidated statements of comprehensive income. The measure of the Company's single operating segment assets is reported on the condensed consolidated balance sheets as total assets. Substantially all of the Company's principal operations, assets and decision-making functions are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in our Annual Report on Form 10-K, filed with the SEC on February 11, 2026. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements," and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026, which include a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Non-GAAP Financial Measures."
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
Founded over 21 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market adoption of our solutions, strategic investments and acquisitions. As customer needs and technology architectures have evolved, we have expanded our solution portfolio to address a broader set of mission-critical technology, data and operational requirements across the financial services value chain. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium business, or SMBs, and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.

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
We have continuously invested in expanding and improving our digital banking platform since we introduced it in 2005. We intend to continue investing organically and to selectively pursue acquisitions of and strategic investments in technologies that will strengthen and expand the features and functionality of our solutions and provide access to new customers and markets. We have also acquired or developed new solutions and additional functionality that serve a broader range of needs of financial institutions as well as the needs of FinTechs and Alt-FIs. Our portfolio of digital solutions includes a comprehensive suite of offerings for retail, SMB and commercial banking, onboarding, regulatory and compliance, risk and fraud, digital lending and relationship pricing, open platform solutions, BaaS, account switching and data-driven sales enablement, spending insights and portfolio management solutions, among others. Q2 Innovation Studio, an application program interface, or API, and software development kit, or SDK, based open technology platform, allows our financial institution customers and other partners to develop unique extensions of and integrations to our digital banking platform, allowing financial institutions to quickly and easily deploy customized experiences and the latest financial services expected by End Users. We believe our portfolio, which reflects years of strategic development and innovation, affords us a distinct competitive advantage across multiple market segments.

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
Customer Accounts
We track Customer Accounts across key solutions to provide insight into the scale, breadth and mix of our contractual customer relationships across our portfolio of solutions. A Customer Account represents an organization or business entity with a contractual commitment for a specific Q2 solution, whether or not that solution is live, as of the last day of the reporting period presented. Because many customers have contractual commitments for multiple solutions, a single customer may be represented across multiple offerings, and as a result, Customer Accounts by solution overlap and do not represent unique customers when aggregated. Customer Account totals are presented as approximate figures, rounded to the nearest increment of 50, due to the complexity of multi-solution customer relationships and overlapping contractual arrangements. These figures are intended to provide directional insight into the breadth and mix of our customer relationships rather than precise customer counts. Customer Account levels may vary over time based on the timing of new customer agreements, expansion of existing customer relationships into additional solutions, customer attrition and consolidation activity among our customers. In particular, merger and acquisition activity within our customer base may result in a reduction in the number of Customer Accounts for certain solutions, including in cases where we continue to serve the combined organization and retain the underlying contractual relationships, End Users, and associated revenues. As of December 31, 2025, we had the following approximate Customer Account totals across our key solutions (rounded to the nearest increment of 50), reflecting solution-specific contractual relationships that may include multiple Customer Accounts associated with a single customer:
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

Over time, we expect the number of Registered Users to grow at a faster rate than the number of related Customer Accounts as customers increase penetration across their user bases, although growth may fluctuate from period to period. Our customers had approximately 27.3 million, 24.7 million and 22.0 million Registered Users as of December 31, 2025, 2024 and 2023, respectively. Registered Users as of March 31, 2026 were 27.8 million compared to 26.2 million as of March 31, 2025.
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

Our Subscription ARR was $780.1 million, $681.9 million and $593.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Subscription ARR as of March 31, 2026 was $802.3 million compared to $702.4 million as of March 31, 2025. Our Total ARR was $921.4 million, $824.2 million and $734.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total ARR as of March 31, 2026 was $944.9 million compared to $846.6 million as of March 31, 2025.
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
Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain categories that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Set forth in the tables below are the corresponding GAAP financial measures for each non-GAAP financial measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements can have a material impact on our GAAP financial results.
Non-GAAP Operating Income
We provide non-GAAP operating income that excludes such items as stock-based compensation, transaction-related costs, amortization of acquired technology, amortization of acquired intangible assets, lease and other restructuring charges and non-recurring legal settlements. We believe excluding these items is useful for the following reasons:
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
•Transaction-related costs. We exclude certain expense items resulting from our evaluation and completion of merger, acquisition, divestiture and corporate transaction opportunities, such as related legal, accounting and consulting fees and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, transaction-related activities result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing these non-GAAP measures that exclude transaction-related costs allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

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
•Non-recurring legal settlements. We exclude certain legal settlement costs that we deem not to be in the ordinary course of our business operations ("non-recurring legal settlements"). In March 2025, we entered into a settlement agreement to settle a dispute with a former commercial real estate broker related to commissions for the lease of our current headquarters, pursuant to which we paid $1.8 million to settle the matter in full. We believe excluding this amount from our non-GAAP financial measures provides meaningful insight and allows users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results to peer companies, both with and without such adjustments.
The following table presents a reconciliation of GAAP operating income to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP operating income	$27,689	$2,189
Stock-based compensation	20,265	21,010
Transaction-related costs	250	—
Amortization of acquired technology	4,349	5,505
Amortization of acquired intangibles	—	93
Lease and other restructuring charges	188	2,150
Non-recurring legal settlements	—	1,750
Non-GAAP operating income	$52,741	$32,697
Adjusted EBITDA
We define adjusted EBITDA as net income before stock-based compensation, transaction-related costs, depreciation, amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes and interest and other income, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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

Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. The use of adjusted EBITDA as an analytical tool has limitations such as:
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of net income to adjusted EBITDA:
Net income	$26,639	$4,753
Stock-based compensation	20,265	21,010
Transaction-related costs	250	—
Depreciation and amortization	11,743	13,720
Lease and other restructuring charges	188	2,150
Non-recurring legal settlements	—	1,750
Provision for income taxes	3,114	487
Interest and other income, net	(2,167)	(3,160)
Adjusted EBITDA	$60,032	$40,710
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementations and customer support. Cost of revenues also includes third-party public cloud service providers, the direct costs of bill-pay and other third-party intellectual property included in our solutions, amortization of deferred solution and services costs, amortization of certain software development costs, debit card related pass-through fees, an allocation of general overhead costs, the amortization of acquired technology intangibles, referral fees, co-location facility costs and depreciation of our data center assets. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
We capitalize certain software development costs for those employees who are directly associated with and who devote time to developing our software solutions on an individual product basis, including those related to programmers, software engineers and quality control teams. Software development costs are amortized to cost of revenues when products and enhancements are released or made available over the products' estimated economic lives.
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
Transaction-Related Costs
Transaction-related costs include various legal and professional service expenses incurred in connection with mergers, acquisition, divestitures and other corporate transactions, which are recognized when incurred.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$216,506	$189,735
Cost of revenues(1)	88,592	88,745
Gross profit	127,914	100,990
Operating expenses:
Sales and marketing	25,720	26,527
Research and development	41,880	37,853
General and administrative	32,187	32,322
Transaction-related costs	250	—
Amortization of acquired intangibles	—	93
Lease and other restructuring charges	188	2,006
Total operating expenses	100,225	98,801
Income from operations	27,689	2,189
Total other income, net	2,064	3,051
Income before income taxes	29,753	5,240
Provision for income taxes	(3,114)	(487)
Net income	$26,639	$4,753
_______________________________________________________________________________
(1) Includes amortization of acquired technology of $4.3 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenues	100.0%	100.0%
Cost of revenues(1)	40.9	46.8
Gross profit	59.1	53.2
Operating expenses:
Sales and marketing	11.9	14.0
Research and development	19.3	20.0
General and administrative	14.9	17.0
Transaction-related costs	0.1	—
Amortization of acquired intangibles	—	—
Lease and other restructuring charges	0.1	1.1
Total operating expenses	46.3	52.1
Income from operations	12.8	1.2
Total other income, net	1.0	1.6
Income before income taxes	13.7	2.8
Provision for income taxes	(1.4)	(0.3)
Net income	12.3%	2.5%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 2.0% and 2.9% for the three months ended March 31, 2026 and 2025, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Revenues	$216,506	$189,735	$26,771	14.1%
The increase in revenue was primarily attributable to a $25.6 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $2.0 million increase in services and other revenue, partially offset by a $0.8 million decrease in transactional revenue.
We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions from both initial bookings with new customers and expansions with existing customers. For the three months ended March 31, 2026, our subscription revenue growth was 17% as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Cost of revenues	$88,592	$88,745	$(153)	(0.2)%
Percentage of revenues	40.9%	46.8%
The decrease in cost of revenues was primarily attributable to a $1.6 million decrease as a result of higher capitalized implementation costs, a $1.2 million decrease in amortization of acquired technology that was fully amortized during the prior year and a $0.4 million net decrease in personnel costs, largely from stock-based compensation, significantly offset by a $1.9 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.6 million increase in overhead costs and a $0.5 million net increase in third-party public cloud service provider costs and software costs resulting from the increased infrastructure necessary to support growing customer activity and migration to third-party public cloud service providers.
We intend to continue to invest in our implementation and customer support teams and third-party partners for intellectual property and transactional processing in our solutions and technology infrastructure to standardize our business processes and drive future efficiency in our implementations, serve our customers and support our growth. We recently completed migration of the computing, storage and processing of our digital banking platform solutions from our third-party data centers to third-party public cloud service providers. Although cost of revenues may fluctuate on a near-term basis, we expect third-party public cloud service provider costs and other similar investments over the long term to increase cost of revenues in absolute dollars as we grow our business, and we expect such expenses to decline as a percentage of revenue, based on cost efficiencies realized in the business, the level and timing of implementation support activities, timing of capitalized software development costs, debit card related pass-through fees and other related costs.

Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Sales and marketing	$25,720	$26,527	$(807)	(3.0)%
Percentage of revenues	11.9%	14.0%
The decrease in sales and marketing was primarily attributable to a $0.4 million decrease in personnel costs, largely from stock-based compensation and a $0.4 million decrease in other discretionary expenses.
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
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Research and development	$41,880	$37,853	$4,027	10.6%
Percentage of revenues	19.3%	20.0%
The increase in research and development was primarily attributable to a $4.4 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, an $0.8 million increase in overhead costs and a $0.4 million increase in software and other discretionary expenses, partially offset by a $1.6 million decrease from higher capitalization of software development costs.
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
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
General and administrative	$32,187	$32,322	$(135)	(0.4)%
Percentage of revenues	14.9%	17.0%
The decrease in general and administrative expenses was primarily attributable to a $1.8 million non-recurring legal settlement charge in the prior year related to certain litigation, significantly offset by a $1.4 million increase in personnel costs, including stock-based compensation, to support the growth of our business and a $0.3 million net increase in other discretionary expenses.

We expect to continue to incur incremental expenses associated with the growth of our business and compliance requirements associated with operating as a regulated, public company. Although general and administrative expenses may fluctuate on a near-term basis, over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Transaction-related costs	$250	$—	$250	100.0%
Percentage of revenues	0.1%	—%
Transaction-related costs are related to various legal and professional expenses incurred in connection with mergers, acquisition, divestitures and other corporate transactions.
Lease and Other Restructuring Charges

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Lease and other restructuring charges	$188	$2,006	$(1,818)	(90.6)%
Percentage of revenues	0.1%	1.1%
The net decrease in lease and other restructuring charges was primarily attributable to a $1.2 million reduction in severance charges associated with restructuring or eliminating certain positions and a $0.5 million decrease related to updated assessments and ongoing expenses of previously vacated facilities.
Total Other Income, Net

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Total other income, net	$2,064	$3,051	$(987)	(32.4)%
Percentage of revenues	1.0%	1.6%
The decrease in other income, net was primarily attributable to lower interest income due to lower cash investible balances resulting from the repayment of convertible notes at maturity in the prior year.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	(%)
Provision for income taxes	$(3,114)	$(487)	$2,627	539.4%
Percentage of revenues	(1.4)%	(0.3)%
The increase in provision for income taxes was primarily driven by a $1.2 million increase in state income taxes, a $0.9 million increase in federal income taxes and a $0.5 million increase in foreign income taxes.

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
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents and investments of $378.9 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months, including the repayment of our 2026 Notes upon maturity. We also believe that our longer-term working capital, planned capital expenditures, repurchases of common stock under our share repurchase program, or the Repurchase Program, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$56,321	$43,531
Investing activities	16,376	(19,504)
Financing activities	(97,153)	547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(458)	110
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,914)	$24,684
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the three months ended March 31, 2026, our net cash and cash equivalents provided by operating activities was $56.3 million, which consisted of net income of $26.6 million and non-cash adjustments of $40.7 million, partially offset by cash outflows from changes in operating assets and liabilities of $11.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $22.8 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing of annual billings, an $18.9 million cash outflow resulting from a gross increase in deferred solution costs primarily from annual commission payments and deferred implementation costs from both new customers and existing customer expansions and a $11.0 million cash outflow resulting from a decrease in accrued liabilities primarily driven by our annual bonus payout. Cash outflows were partially offset by a $45.5 million cash inflow resulting from an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs, deferred income taxes and lease restructuring and impairments, partially offset by amortization of premiums and discounts on investments.

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
For the three months ended March 31, 2026, our net cash provided by investing activities was $16.4 million, consisting of $28.5 million received from the maturities of investments, partially offset by $6.6 million for the purchase of property and equipment and $5.5 million for capitalized software development costs.
For the three months ended March 31, 2025, our net cash used in investing activities was $19.5 million, consisting of $34.0 million for purchases of investments, $4.9 million for capitalized software development costs and $0.8 million for the purchase of property and equipment, partially offset by $20.2 million received from the maturities of investments.
Cash Flows from Financing Activities
Our recent financing activities have consisted primarily of activity related to our convertible notes and Repurchase Program, as well as net proceeds from exercises of stock options, contributions to our Employee Stock Purchase Plan, or ESPP, to purchase our common stock and payments for debt issuance costs related to the Revolving Credit Agreement.
For the three months ended March 31, 2026, our net cash used in financing activities was $97.2 million for share repurchases under the Repurchase Program.
For the three months ended March 31, 2025, our net cash provided by financing activities was $0.5 million, attributable to cash received from exercises of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of the 2026 Notes, non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for third-party products, stadium sponsorship costs, commitment fees associated with our Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Our obligations under the 2026 Notes and Revolving Credit agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases, non-recurring legal settlements and other purchase commitments as of March 31, 2026 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Significant Judgments and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026. There were no material changes to our significant accounting policies.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. In addition, we have marketable securities which typically include U.S. government securities, corporate bonds and commercial paper and certificates of deposit. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities. As of March 31, 2026, we had an outstanding principal amount of $304.0 million of 2026 Notes with a fixed annual interest rate of 0.75%.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of March 31, 2026, there were no amounts drawn on the Revolving Credit Agreement.
During the three months ended March 31, 2026, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026.
Foreign Currency Risk
As of March 31, 2026, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of March 31, 2026, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors.
Reference is made to the factors set forth under the caption "Special Note Regarding Forward-Looking Statements" above in this quarterly report on Form 10-Q and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated herein by reference. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)
January 1 - 31, 2026	336,497	$66.85	336,497	$122,500
February 1 - 28, 2026	768,208	55.30	768,208	80,000
March 1 - 31, 2026	659,877	48.71	659,877	47,847
Total	1,764,582	$55.04	1,764,582
(1)In October 2025, our Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes the Company to repurchase up to $150.0 million of our common stock. For further information, see Note 11 Repurchase Program of the Notes to the Condensed Consolidated Financial Statements.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any contract instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan").

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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the three months ended March 31, 2026, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
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

Q2 HOLDINGS, INC.
April 29, 2026	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President, Chief Executive Officer and Chairman (Principal Executive Officer)

April 29, 2026	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)