Form 10-Q
period 2026-06-30
Q2 Holdings, Inc.
filed 2026-07-29
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,354,695 shares of Common Stock, $0.0001 par value per share as of July 29, 2026.

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
•the risks associated with rapidly evolving technologies, such as quantum computing, and advances in artificial intelligence, or AI, including the increasing availability of more capable AI models to the public that may further enhance the ability of threat actors or autonomous AI agent systems to identify, develop and exploit vulnerabilities, automate certain aspects of cyberattacks and conduct more targeted or scalable social engineering, fraud schemes or end-to-end intrusions;
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
•the risks associated with the development of our solutions, including AI-based solutions, our AI and data strategies and solutions, our use of AI tools and solutions, changes to regulation related to AI and data privacy and any discordance between the market for our solutions compared to our expectations;
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
•the risks associated with the operation of and reliance on third-party public cloud service providers, including any transition, integration, resiliency, performance or cost risks following migration;
•the difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using AI, in an environment in which the technical and regulatory specifications and functionality required by our customers and relevant governmental authorities are difficult to predict;
•the risks associated with operating within and selling into a regulated industry, including risks related to the rapidly evolving regulation of, and litigation with respect to, AI and machine learning, the receipt, collection, storage, processing and transfer of data and increased regulatory scrutiny on financial technology and related services, including specifically on banking-as-a-service, or BaaS, services;
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
•the risks associated with our reliance on a limited number of third-party AI vendors and concentration in such relationships, including potential disruption of hosted AI services, pricing increases, contractual limitations or the loss of access to key AI capabilities;
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
•the risk that we may not be able to obtain capital when desired or needed on favorable terms; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, or the SEC, including the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled "Risk Factors," and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,917	$367,631
Restricted cash	2,218	1,672
Investments	6,508	65,064
Accounts receivable, net	70,514	51,716
Contract assets, current portion, net	8,702	8,596
Prepaid expenses and other current assets	20,434	28,234
Deferred solution and other costs, current portion	25,206	22,631
Deferred implementation costs, current portion	10,972	10,508
Total current assets	244,471	556,052
Property and equipment, net	27,843	27,783
Right of use assets	26,754	27,188
Deferred solution and other costs, net of current portion	29,914	27,827
Deferred implementation costs, net of current portion	33,344	28,929
Intangible assets, net	73,446	78,377
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	16,144	14,103
Other long-term assets	3,633	3,149
Total assets	$968,418	$1,276,277
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,351	$20,473
Accrued liabilities	22,507	24,572
Accrued compensation	24,475	31,754
Convertible notes, current portion	—	303,368
Deferred revenues, current portion	186,789	155,003
Lease liabilities, current portion	8,691	8,915
Total current liabilities	258,813	544,085
Deferred revenues, net of current portion	24,181	26,826
Lease liabilities, net of current portion	32,242	33,832
Other long-term liabilities	9,728	9,723
Total liabilities	324,964	614,466
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 62,360 issued and outstanding as of June 30, 2026 and 62,741 shares issued and outstanding as of December 31, 2025	6	6
Additional paid-in capital	1,201,853	1,275,980
Accumulated other comprehensive loss	(2,680)	(1,953)
Accumulated deficit	(555,725)	(612,222)
Total stockholders' equity	643,454	661,811
Total liabilities and stockholders' equity	$968,418	$1,276,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$219,765	$195,148	$436,271	$384,883
Cost of revenues	89,565	90,584	178,157	179,329
Gross profit	130,200	104,564	258,114	205,554
Operating expenses:
Sales and marketing	25,944	27,037	51,664	53,564
Research and development	41,115	36,914	82,995	74,767
General and administrative	33,068	31,034	65,255	63,356
Transaction-related costs	20	—	270	—
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	712	(261)	900	1,745
Total operating expenses	100,859	94,724	201,084	193,525
Income from operations	29,341	9,840	57,030	12,029
Other income (expense):
Interest and other income	3,405	5,003	6,674	9,589
Interest and other expense	(1,029)	(1,346)	(2,234)	(2,881)
Total other income, net	2,376	3,657	4,440	6,708
Income before income taxes	31,717	13,497	61,470	18,737
Provision for income taxes	(1,859)	(1,733)	(4,973)	(2,220)
Net income	$29,858	$11,764	$56,497	$16,517
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(1)	(53)	(61)	(77)
Foreign currency translation adjustment	(44)	335	(666)	512
Comprehensive income	$29,813	$12,046	$55,770	$16,952
Net income per common share
Basic	$0.48	$0.19	$0.91	$0.27
Diluted	$0.46	$0.18	$0.87	$0.25
Weighted average common shares outstanding
Basic	62,486	62,353	62,412	61,790
Diluted	65,420	69,642	66,666	64,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total stockholders' equity, beginning balances	$611,676	$545,458	$661,811	$517,796

Common stock and additional paid-in capital:
Beginning balances	1,199,894	1,206,655	1,275,986	1,183,899
Stock-based compensation expense	21,276	23,160	42,337	45,369
Exercise of stock options	—	—	—	547
Issuance of common stock under ESPP	3,617	3,671	3,617	3,671
Repurchases of common shares	(22,928)	—	(120,081)	—
Ending balances	1,201,859	1,233,486	1,201,859	1,233,486

Accumulated deficit:
Beginning balances	(585,583)	(659,477)	(612,222)	(664,230)
Net income	29,858	11,764	56,497	16,517
Ending balances	(555,725)	(647,713)	(555,725)	(647,713)

Accumulated other comprehensive loss:
Beginning balances	(2,635)	(1,720)	(1,953)	(1,873)
Other comprehensive income (loss)	(45)	282	(727)	435
Ending balances	(2,680)	(1,438)	(2,680)	(1,438)

Total stockholders' equity, ending balances	$643,454	$584,335	$643,454	$584,335

Common stock (in shares):
Beginning balances	62,665	62,304	62,741	60,728
Exercise of stock options	—	—	—	12
Issuance of common stock under ESPP	90	49	90	49
Repurchases of common shares	(502)	—	(2,267)	—
Shares issued for the vesting of restricted stock awards	107	89	1,796	1,653
Ending balances	62,360	62,442	62,360	62,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$56,497	$16,517
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	15,091	14,566
Depreciation and amortization	23,802	27,275
Amortization of debt issuance costs	721	1,086
Amortization of premiums and discounts on investments	(20)	(835)
Stock-based compensation expense	40,823	43,510
Deferred income taxes	(30)	(1,303)
Lease restructuring and impairments	278	54
Other non-cash items	(864)	92
Changes in operating assets and liabilities:
Accounts receivable, net	(19,035)	(18,208)
Prepaid expenses and other current assets	8,221	3,235
Deferred solution and other costs	(11,266)	(6,782)
Deferred implementation costs	(12,758)	(9,211)
Contract assets, net	(2,146)	(1,958)
Other long-term assets	1,383	3,457
Accounts payable	(1,332)	(4,244)
Accrued liabilities	(6,917)	(8,600)
Deferred revenues	29,150	39,734
Deferred rent and other long-term liabilities	(4,623)	(6,213)
Net cash provided by operating activities	116,975	92,172
Cash flows from investing activities:
Purchases of investments	(113)	(66,168)
Maturities of investments	58,743	37,195
Purchases of property and equipment	(8,301)	(2,095)
Capitalized software development costs	(13,479)	(10,549)
Net cash provided by (used in) investing activities	36,850	(41,617)
Cash flows from financing activities:
Repurchases of common shares	(120,081)	—
Payment for maturity of convertible notes	(303,995)	—
Proceeds from exercise of stock options and ESPP	3,617	4,218
Net cash provided by (used in) financing activities	(420,459)	4,218
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(534)	451
Net increase (decrease) in cash, cash equivalents and restricted cash	(267,168)	55,224
Cash, cash equivalents and restricted cash, beginning of period	369,303	360,793
Cash, cash equivalents and restricted cash, end of period	$102,135	$416,017
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$484	$1,182
Stock-based compensation for capitalized software development	$950	$1,074
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K, or Form 10-K, filed with the SEC on February 11, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three and six months ended June 30, 2026 and 2025. No customer accounted for 10% or more of accounts receivable, net as of June 30, 2026 and December 31, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended June 30, 2026 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income per Common Share
The following table sets forth the computations of net income per share for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income	$29,858	$11,764	$56,497	$16,517
Denominator:
Weighted-average common shares outstanding, basic	62,486	62,353	62,412	61,790
Net income per common share, basic	$0.48	$0.19	$0.91	$0.27

Diluted net income per share
Numerator:
Net income	$29,858	$11,764	$56,497	$16,517
Interest expense, net of tax(1)	521	845	1,184	—
Adjusted net income used in diluted computations	$30,379	$12,609	$57,681	$16,517
Denominator:
Weighted-average common shares outstanding, basic	62,486	62,353	62,412	61,790
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	703	2,493	1,419	3,171
Shares issuable pursuant to the ESPP	7	3	11	2
Shares related to convertible notes(2)	2,224	4,793	2,824	—
Weighted-average common shares outstanding, diluted	65,420	69,642	66,666	64,963
Net income per common share, diluted	$0.46	$0.18	$0.87	$0.25
(1) Interest expense has been tax effected using the combined federal and blended state rate of 24.9%.
(2) The convertible senior notes issued by the Company could have been converted into the Company’s common stock, subject to certain contingencies. The 2026 convertible notes were settled during the three months ended June 30, 2026 and are no longer outstanding. See Note 9—Debt for additional information. The if-converted method is used for diluted net income per share calculation of our convertible notes.
The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options, restricted stock units, market stock units and performance stock units	1,759	616	646	449
Shares issuable pursuant to the ESPP	26	15	5	7
Shares related to convertible notes	—	—	—	4,793
Anti-dilutive shares excluded from diluted net income per common share	1,785	631	651	5,249

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board, or FASB, issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments are intended to reduce diversity in practice and provide clearer criteria for determining which implementation and development costs should be capitalized versus expensed. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities may apply a prospective transition approach, a modified transition approach, or a retrospective transition approach. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription	$182,773	$158,422	$362,659	$312,711
Transactional	17,924	16,734	35,732	35,351
Services and Other	19,068	19,992	37,880	36,821
Total Revenues	$219,765	$195,148	$436,271	$384,883
Deferred Revenues
Deferred revenue primarily consists of payments received and amounts billed in advance for subscription and implementation services prior to satisfying the Company's performance obligations. The Company recognized $48.1 million and $41.7 million of revenue during the three months ended June 30, 2026 and 2025, respectively, and $124.9 million and $107.1 million of revenue during the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Remaining Performance Obligations
On June 30, 2026, the Company had $2.76 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 24 months, an additional 33% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the six months ended June 30, 2026 and 2025, and no charges were taken against the allowance at either June 30, 2026 or 2025. The allowance for credit losses related to contract assets was $0.05 million as of June 30, 2026 and December 31, 2025.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the six months ended June 30, 2026 and 2025, and nominal charges were taken against the allowance at each of June 30, 2026 and 2025. The allowance for credit losses related to accounts receivable was $0.3 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2026:

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Certificates of deposit	$5,708	$—	$5,708	$—
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
5. Cash, Cash Equivalents and Investments
The Company's cash, cash equivalents and investments have consisted primarily of cash, U.S. government securities, corporate bonds, commercial paper, certificates of deposit, money market funds and other equity investments. The Company considers all highly liquid investments acquired with an original maturity of ninety days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost or fair value based on the underlying security. Restricted cash consists of deposits held as collateral for the Company's secured letters of credit or bank guarantees issued in place of security deposits for the Company's corporate headquarters and various other leases and deposits held by the Company on behalf of its medical insurance carrier reserved for the use of claim payments.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of interest and other income, net on the condensed consolidated statements of comprehensive income. Based on the Company's assessment, no impairments for credit losses were recognized during either of the six months ended June 30, 2026 or 2025.
The Company has invested in a private financial technology investment fund, classified as an equity investment. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the six months ended June 30, 2026, the Company determined there were no other-than-temporary impairment on its equity investment. This equity investment had a carrying amount of $0.8 million as of June 30, 2026 and $0.7 million as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company's cash was $99.9 million and $273.5 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of June 30, 2026 is as follows:

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,708	$—	$—	$5,708
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$94,119	$—	$—	$94,119

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$41,407	$39	$(3)	$41,443
Certificates of deposit	8,835	4	—	8,839
U.S. government securities	14,074	21	—	14,095
	$64,316	$64	$(3)	$64,377
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	June 30, 2026	December 31, 2025
Due within one year or less	$5,708	$58,782
Due after one year through two years	—	5,595
	$5,708	$64,377
The Company has held certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income (expense), net on the condensed consolidated statements of comprehensive income if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Because the Company has not historically sold investments in a material unrealized loss position and does not currently hold any investments in an unrealized loss position, the reserve for available-for-sale debt securities was zero as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company had no available-for-sale debt investments in a continuous unrealized loss position.

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both June 30, 2026 and December 31, 2025. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2025. No impairment of goodwill was identified during 2025, nor has any impairment of goodwill been recorded to date.
Intangible assets at June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$117,737	$(110,177)	$7,560	$117,737	$(101,481)	$16,256
Capitalized software development costs	115,408	(49,522)	65,886	103,884	(41,763)	62,121
	$233,145	$(159,699)	$73,446	$221,621	$(143,244)	$78,377

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years. During the three months ended June 30, 2026 and 2025, the Company capitalized software development costs of $7.5 million and $6.1 million, respectively, and $14.4 million and $11.6 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income was $9.8 million for both of the three months ended June 30, 2026 and 2025 and $19.4 million for both of the six months ended June 30, 2026 and 2025. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income was zero for both of the three months ended June 30, 2026 and 2025, respectively and zero and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2026 was as follows:

Amortization
Year Ended December 31,
2026 (July 1 to December 31)	$17,729
2027	22,250
2028	16,024
2029	10,567
2030	5,780
Thereafter	1,096
Total amortization	$73,446
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
During the three months ended June 30, 2026, the Company recorded $2.7 million in lease liabilities related to the commencement of a U.S. based office lease agreement. The Company recognized a corresponding right-of-use asset of $2.1 million, net of $0.6 million in tenant lease improvements allowances. As of June 30, 2026, the Company has received no reimbursements for this allowance and has a remaining allowance receivable of $0.6 million included as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at June 30, 2026 were as follows:

Operating Leases
Year Ended December 31,
2026 (July 1 to December 31)	$5,263
2027	9,861
2028	6,869
2029	5,379
2030	5,495
Thereafter	17,864
Total lease payments	50,731
Less: imputed interest	(9,798)
Total operating lease liabilities	$40,933
The operating lease liabilities include $13.4 million in optional lease renewals where the Company is reasonably certain of exercising those options as of June 30, 2026.
8. Commitments and Contingencies
The Company has non-cancelable contractual commitments for certain third-party products, stadium sponsorship costs, commitment fees associated with the Company's Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Several of these purchase commitments for third-party products contain both a contractual minimum obligation and a variable obligation based upon usage or other factors which can change on a monthly basis. The estimated amounts for usage and other factors are not included within the table below.
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at June 30, 2026 were as follows:

Contractual Commitments
Year Ended December 31,
2026 (July 1 to December 31)	$43,743
2027	91,741
2028	57,422
2029	499
2030 and thereafter	—
Total commitments	$193,405
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Severance and Other Related Costs
In prior years, the Company incurred contractual severance-related expenses for the departure of executive officers that were included within lease and other restructuring charges on the condensed consolidated statements of comprehensive income. The severance charges relating to the executive departures are anticipated to be paid out over the 18 months following the executives' departures, consistent with employment arrangements. During the six months ended June 30, 2026, cash payments of $0.8 million were made for the previously incurred costs. The remaining liability is included in accrued compensation on the condensed consolidated balance sheets in the amount of $1.0 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively.
9. Debt
Convertible Senior Notes due 2026
In the second quarter 2026, the Company repaid the $304.0 million aggregate remaining principal amount of its 0.75% convertible senior notes due June 2026, or the 2026 Notes, in cash prior to the maturity date of June 1, 2026. No conversions occurred prior to or at maturity.
The following table summarizes our total outstanding borrowings:

	As of June 30, 2026	As of December 31, 2025
Principal	$—	$303,995
Unamortized debt issuance costs	—	(627)
Net carrying amount	$—	$303,368
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of June 30, 2026, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of June 30, 2026, $0.6 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Agreement.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$427	$708	$1,063	$1,426
Amortization of debt issuance costs	360	543	721	1,086
Total	$787	$1,251	$1,784	$2,512
Debt issuance costs are amortized on a straight-line basis over the expected life of the applicable debt instrument. For the 2026 Notes, the straight-line basis approximates the effective interest method.
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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company's 2014 Plan. As of June 30, 2026, 3,859 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contained a provision that automatically increased the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of June 30, 2026, 1,039 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$2,115	$2,062	$4,302	$5,280
Sales and marketing	2,279	3,989	4,823	7,441
Research and development	4,152	4,161	8,298	8,203
General and administrative	12,012	12,288	23,400	22,586
Total stock-based compensation expense	$20,558	$22,500	$40,823	$43,510

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
11. Repurchase Program
In October 2025, the Company's Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes the Company to repurchase up to $150.0 million of its common stock. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by the Company's Board of Directors at any time. During the three months ended June 30, 2026, the Company repurchased 502 shares for $22.9 million. During the six months ended June 30, 2026, the Company repurchased 2,267 shares for $120.1 million. All shares of common stock that were repurchased were retired. As of June 30, 2026, $24.9 million remained available for future stock repurchases.
12. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the six months ended June 30, 2026 is based on the estimated annual effective tax rate for fiscal year 2026. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 5.9% and 12.8% for the three months ended June 30, 2026 and 2025, respectively, and 8.1% and 11.8% for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.
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
As of June 30, 2026 the Company had $5.3 million in uncertain tax positions, including an insignificant amount of accrued interest, of which $1.4 million, if recognized would impact the Company's effective tax rate. The Company's tax years 2022 through 2025 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2022 remain open to adjustment until the statue of limitation closes for the tax year in which the net operating losses are utilized.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
14. Subsequent Events
Repurchase Program
In July 2026, the Company's Board of Directors authorized up to an additional $350.0 million of repurchases of its shares of common stock, with repurchases permitted from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of the Company's common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Company is not obligated to repurchase any specific number or dollar amount of shares and the authorization has no expiration date. The authorization may be modified, suspended or terminated by the Company's Board of Directors at any time.

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
•150 Relationship Pricing Customer Accounts
•100 Digital Lending Customer Accounts
•50 Helix Customer Accounts

Registered Users
We define a Registered User as an individual associated with an account holder of a customer with an active consumer digital banking solution who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Growth in Registered Users is driven by expansion within existing customer relationships, increased adoption of digital banking services by end users and the addition of new customers. Over time, we expect the number of Registered Users to grow at a faster rate than the number of related Customer Accounts as customers increase penetration across their user bases, although growth may fluctuate from period to period. Our customers had approximately 27.3 million, 24.7 million and 22.0 million Registered Users as of December 31, 2025, 2024 and 2023, respectively. Registered Users as of June 30, 2026 were 27.8 million compared to 26.2 million as of June 30, 2025.
Net Revenue Retention Rate
We believe that our ability to retain our customers and expand their use of our products and services over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. One of the ways we assess our performance in this area is through our net revenue retention rate and subscription net revenue retention rate, which we refer to collectively as our net revenue retention rates. We calculate our net revenue retention rate as the total revenues in a calendar year, excluding any revenues from acquired customers during such year, from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of the total revenues during the prior year from the same group of customers. Similarly, we calculate our subscription net revenue retention rate as total subscription revenues in a calendar year from customers who were implemented on any of our solutions as of December 31 of the prior year, expressed as a percentage of total subscription revenues for the prior year from the same group of customers. Our net revenue retention rates provide insight into the impact on current year revenues of: the number of new customers implemented on any of our solutions during the prior year; the timing of our implementation of those new customers in the prior year; growth in the number of End Users on such solutions and changes in their usage of such solutions; and sales of new products and services to our existing customers during the current year, excluding any products or services resulting from businesses acquired during such year and customer attrition. The most significant drivers of changes in our net revenue retention rates each year have historically been the number of new customers in the prior year and the timing of our implementation of those new customers. The timing of our implementation of new customers in the prior year is significant because we do not start recognizing revenues from new customers until they are implemented. As an example, if implementations are weighted more heavily in the first or second half of the prior year, both our net revenue retention rate and subscription net revenue retention rate will be lower or higher, respectively, in the subsequent year. Our use of net revenue retention rate and subscription net revenue retention rate have limitations as analytical tools, and investors should not consider them in isolation. Other companies in our industry may calculate net revenue retention rates differently, which reduces their usefulness as a comparative measure. Our net revenue retention rate was 113%, 109% and 108% for the years ended December 31, 2025, 2024 and 2023, respectively, and our subscription net revenue retention rate was 115%, 114% and 112% for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Our Subscription ARR was $780.1 million, $681.9 million and $593.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Subscription ARR as of June 30, 2026 was $825.5 million compared to $716.0 million as of June 30, 2025. Our Total ARR was $921.4 million, $824.2 million and $734.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total ARR as of June 30, 2026 was $970.8 million compared to $860.6 million as of June 30, 2025.
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
The following table presents a reconciliation of GAAP operating income to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP operating income	$29,341	$9,840	$57,030	$12,029
Stock-based compensation	20,558	22,500	40,823	43,510
Transaction-related costs	20	—	270	—
Amortization of acquired technology	4,347	5,504	8,696	11,009
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	1,045	(88)	1,233	2,062
Non-recurring legal settlements	—	—	—	1,750
Non-GAAP operating income	$55,311	$37,756	$108,052	$70,453
Adjusted EBITDA
We define adjusted EBITDA as net income before stock-based compensation, transaction-related costs, depreciation and amortization, lease and other restructuring charges, non-recurring legal settlements, provision for income taxes and interest and other income, net. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results for the following reasons:
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of net income to adjusted EBITDA:
Net income	$29,858	$11,764	$56,497	$16,517
Stock-based compensation	20,558	22,500	40,823	43,510
Transaction-related costs	20	—	270	—
Depreciation and amortization	12,059	13,555	23,802	27,275
Lease and other restructuring charges	1,045	(88)	1,233	2,062
Non-recurring legal settlements	—	—	—	1,750
Provision for income taxes	1,859	1,733	4,973	2,220
Interest and other income, net	(2,611)	(3,666)	(4,778)	(6,826)
Adjusted EBITDA	$62,788	$45,798	$122,820	$86,508
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
Cost of Revenues
Cost of revenues is comprised primarily of salaries and other personnel-related costs, including employee benefits, bonuses and stock-based compensation, for employees providing services to our customers. This includes the costs of our personnel performing implementations and customer support. Cost of revenues also includes third-party public cloud service providers, the direct costs of bill-pay and other third-party intellectual property included in our solutions, amortization of deferred solution and services costs, amortization of certain software development costs, debit card related pass-through fees, an allocation of general overhead costs, including access to AI-powered productivity and development tools for our employees, the amortization of acquired technology intangibles, referral fees, co-location facility costs and depreciation of our data center assets. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation.
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
Operating Expenses
Operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. They also include costs related to our acquisitions and the resulting amortization of acquired intangible assets from those acquisitions. Over the long term, we intend to continue to hire new employees and make other investments to support our anticipated growth, including access to AI-powered productivity and development tools for our employees, and as a result, we expect our operating expenses to increase in absolute dollars but to decrease as a percentage of revenues over the long term as we grow our business.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$219,765	$195,148	$436,271	$384,883
Cost of revenues(1)	89,565	90,584	178,157	179,329
Gross profit	130,200	104,564	258,114	205,554
Operating expenses:
Sales and marketing	25,944	27,037	51,664	53,564
Research and development	41,115	36,914	82,995	74,767
General and administrative	33,068	31,034	65,255	63,356
Transaction-related costs	20	—	270	—
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	712	(261)	900	1,745
Total operating expenses	100,859	94,724	201,084	193,525
Income from operations	29,341	9,840	57,030	12,029
Total other income, net	2,376	3,657	4,440	6,708
Income before income taxes	31,717	13,497	61,470	18,737
Provision for income taxes	(1,859)	(1,733)	(4,973)	(2,220)
Net income	$29,858	$11,764	$56,497	$16,517
_______________________________________________________________________________
(1) Includes amortization of acquired technology of $4.3 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and $8.7 million and $11.0 million for each of the six months ended June 30, 2026 and 2025, respectively.
The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	40.8	46.4	40.8	46.6
Gross margin	59.2	53.6	59.2	53.4
Operating expenses:
Sales and marketing	11.8	13.9	11.8	13.9
Research and development	18.7	18.9	19.0	19.4
General and administrative	15.0	15.9	15.0	16.5
Transaction-related costs	—	—	0.1	—
Amortization of acquired intangibles	—	—	—	—
Lease and other restructuring charges	0.3	(0.1)	0.2	0.5
Total operating expenses	45.9	48.5	46.1	50.3
Income from operations	13.4	5.0	13.1	3.1
Total other income, net	1.1	1.9	1.0	1.7
Income before income taxes	14.4	6.9	14.1	4.9
Provision for income taxes	(0.8)	(0.9)	(1.1)	(0.6)
Net income	13.6%	6.0%	12.9%	4.3%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 2.0% and 2.8% for the three months ended June 30, 2026 and 2025, respectively, and 2.0% and 2.9% for the six months ended June 30, 2026 and 2025, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Revenues	$219,765	$195,148	$24,617	12.6%	$436,271	$384,883	$51,388	13.4%
During the three months ended June 30, 2026, the increase in revenues was primarily attributable to a $24.4 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $1.2 million increase in transactional revenue, partially offset by a $0.9 million decrease in services and other revenue.
During the six months ended June 30, 2026, the increase in revenues was primarily attributable to a $49.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers, a $1.1 million increase in services and other revenue and a $0.4 million increase in transactional revenue.
We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions from both initial bookings with new customers and expansions with existing customers. For the three and six months ended June 30, 2026, our subscription revenue growth was 15% and 16%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Cost of revenues	$89,565	$90,584	$(1,019)	(1.1)%	$178,157	$179,329	$(1,172)	(0.7)%
Percentage of revenues	40.8%	46.4%			40.8%	46.6%
During the three months ended June 30, 2026, the decrease in cost of revenues was primarily attributable to a $1.7 million decrease in depreciation of our data center assets resulting from our migration to third-party public cloud service providers, a $1.3 million decrease as a result of higher capitalized implementation costs and a $1.2 million decrease in amortization of acquired technology that was fully amortized during the prior year, partially offset by a $1.3 million increase from the amortization of capitalized software development and capitalized implementation services, a $1.2 million increase in third-party public cloud service provider costs and software costs necessary to support growing customer activity and a $0.7 million increase in allocated overhead costs, which includes AI-related usage costs and facilities costs.
During the six months ended June 30, 2026, the decrease in cost of revenues was primarily attributable to a $3.7 million decrease in depreciation of our data center assets resulting from our migration to third-party public cloud service providers, a $2.9 million decrease as a result of higher capitalized implementation costs, a $2.3 million decrease in amortization of acquired technology that was fully amortized during the prior year and a $0.4 million decrease in other discretionary expenses, partially offset by a $3.7 million increase in third-party public cloud service provider costs and software costs necessary to support growing customer activity, a $3.2 million increase from the amortization of capitalized software development and capitalized implementation services and a $1.3 million increase in allocated overhead, which includes AI-related usage costs and facilities costs.

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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Sales and marketing	$25,944	$27,037	$(1,093)	(4.0)%	$51,664	$53,564	$(1,900)	(3.5)%
Percentage of revenues	11.8%	13.9%			11.8%	13.9%
During the three months ended June 30, 2026, the decrease in sales and marketing was primarily attributable to a $1.7 million decrease in personnel costs, largely from stock-based compensation, partially offset by a $0.4 million increase in allocated overhead, which includes AI-related usage costs and facilities costs and a $0.3 million increase in marketing events.
During the six months ended June 30, 2026, the decrease in sales and marketing was primarily attributable to a $2.2 million decrease in personnel costs, largely from stock-based compensation and a $0.4 million decrease in other discretionary expenses, partially offset by a $0.7 million increase in allocated overhead, which includes AI-related usage costs and facilities costs.
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
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Research and development	$41,115	$36,914	$4,201	11.4%	$82,995	$74,767	$8,228	11.0%
Percentage of revenues	18.7%	18.9%			19.0%	19.4%
During the three months ended June 30, 2026, the increase in research and development was primarily attributable to a $3.6 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $1.1 million increase in allocated overhead costs, which includes AI-related usage costs and facilities costs and a $1.0 million increase in software and other discretionary expenses, partially offset by a $1.5 million decrease from higher capitalization of software development costs.

During the six months ended June 30, 2026, the increase in research and development was primarily attributable to an $8.2 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $1.9 million increase in allocated overhead costs, which includes AI-related usage costs and facilities costs and a $1.2 million increase in software and other discretionary expenses, partially offset by a $3.1 million decrease from higher capitalization of software development costs.
We intend to continue our investments in our software development teams and the associated technology, including AI-related usage, in order to serve our customers and support our growth. We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to support and expand our platform and enhance our existing solutions, as we believe existing customers will have an increased focus on maintaining and improving their digital offerings. While research and development expenses as a percentage of revenue may fluctuate on a near-term basis, we expect such expenses to decline as a percentage of our revenues over the long term as our revenues grow and we realize cost efficiencies in the business.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
General and administrative	$33,068	$31,034	$2,034	6.6%	$65,255	$63,356	$1,899	3.0%
Percentage of revenues	15.0%	15.9%			15.0%	16.5%
During the three months ended June 30, 2026, the increase in general and administrative expenses was primarily attributable to a $1.2 million increase in professional services, $0.5 million net increase in other discretionary expenses and a $0.3 million increase in allocated overhead costs, which includes AI-related usage costs and facilities costs.
During the six months ended June 30, 2026, the increase in general and administrative expenses was primarily attributable to a $1.3 million increase in personnel costs, including stock-based compensation, to support the growth of our business, a $1.2 million increase in professional services, a $0.7 million net increase in other discretionary expenses and a $0.4 million net increase in allocated overhead, which includes AI-related usage costs and facilities costs, partially offset by a $1.8 million non-recurring legal settlement charge in the prior year related to certain litigation.
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
Transaction-Related Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Transaction-related costs	$20	$—	$20	100.0%	$270	$—	$270	100.0%
Percentage of revenues	—%	—%			0.1%	—%
Transaction-related costs are related to various legal and professional expenses incurred in connection with mergers, acquisitions, divestitures and other corporate transactions.

Lease and Other Restructuring Charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Lease and other restructuring charges	$712	$(261)	$973	(372.8)%	$900	$1,745	$(845)	(48.4)%
Percentage of revenues	0.3%	(0.1)%			0.2%	0.5%
During the three months ended June 30, 2026, the net increase in lease and other restructuring charges was primarily attributable to a $0.6 million increase in severance charges associated with restructuring or eliminating certain positions and a $0.3 million increase related to updated assessments and ongoing expenses of previously vacated facilities.
During the six months ended June 30, 2026, the net decrease in lease and other restructuring charges was primarily attributable to a reduction in severance charges associated with restructuring or eliminating certain positions.
Total Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Total other income, net	$2,376	$3,657	$(1,281)	(35.0)%	$4,440	$6,708	$(2,268)	(33.8)%
Percentage of revenues	1.1%	1.9%			1.0%	1.7%
During the three months ended June 30, 2026, the decrease in other income, net was primarily attributable to a $2.5 million decrease in interest income due to lower cash investible balances resulting from the repayment of convertible notes at maturity in the prior year and current period, partially offset by a $0.9 million realized gain on the sale of fixed assets recognized during the current period and a $0.5 million increase for decreased interest expense due to the maturities of our convertible notes.
During the six months ended June 30, 2026, the decrease in other income, net was primarily attributable to a $3.8 million decrease in interest income due to lower cash investible balances resulting from the repayment of convertible notes at maturity in the prior year and in current period, partially offset by a $0.9 million realized gain on the sale of fixed assets recognized during the current period and a $0.9 million increase for decreased interest expense due to the maturities of our convertible notes.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Provision for income taxes	$(1,859)	$(1,733)	$126	7.3%	$(4,973)	$(2,220)	$2,753	124.0%
Percentage of revenues	(0.8)%	(0.9)%			(1.1)%	(0.6)%
During the three months ended June 30, 2026, the increase in provision for income taxes was primarily driven by a $0.7 million increase in state income taxes and a $0.5 million increase in foreign income taxes, offset by a $1.1 million decrease in federal income taxes.
During the six months ended June 30, 2026, the increase in provision for income taxes was primarily driven by a $1.9 million increase in state income taxes and a $1.0 million increase in foreign income taxes.

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
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents and investments of $106.4 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures, repurchases of common stock under our share repurchase program, or the Repurchase Program, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facility. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$116,975	$92,172
Investing activities	36,850	(41,617)
Financing activities	(420,459)	4,218
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(534)	451
Net increase (decrease) in cash, cash equivalents and restricted cash	$(267,168)	$55,224
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the six months ended June 30, 2026, our net cash and cash equivalents provided by operating activities was $117.0 million, which consisted of net income of $56.5 million and non-cash adjustments of $79.8 million, partially offset by cash outflows from changes in operating assets and liabilities of $19.3 million. The primary drivers of cash outflows in operating assets and liabilities were a $24.0 million cash outflow resulting from a gross increase in deferred solution costs primarily from annual commission payments in the prior period and deferred implementation costs from both new customers and existing customer expansion and a $19.0 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing and collection of billings. Cash outflows were partially offset by a $29.2 million cash inflow resulting from an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of deferred implementation and deferred solution and other costs, amortization of debt issuance costs and lease restructuring and impairments.

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
For the six months ended June 30, 2026, our net cash provided by investing activities was $36.9 million, consisting of $58.7 million received from the maturities of investments, partially offset by $13.5 million for capitalized software development costs and $8.3 million for the purchase of property and equipment.
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
For the six months ended June 30, 2026, our net cash used in financing activities was $420.5 million, consisting of $304.0 million for repayment of the 2026 Notes and $120.1 million for share repurchases under the Repurchase Program, partially offset by $3.6 million received from contributions to our ESPP to purchase our common stock.
For the six months ended June 30, 2025, our net cash provided by financing activities was $4.2 million, attributable to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
Contractual Obligations and Commitments
Our principal commitments consist of non-cancelable operating leases primarily related to our facilities, minimum purchase commitments for third-party products, stadium sponsorship costs, commitment fees associated with our Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Our obligations under the Revolving Credit agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases and other purchase commitments as of June 30, 2026 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. Cash and cash equivalents are held for working capital purposes. Marketable securities, which have typically included U.S. government securities, corporate bonds and commercial paper and certificates of deposit are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our interest income or the market value of our marketable securities.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of June 30, 2026, there were no amounts drawn on the Revolving Credit Agreement.
During the six months ended June 30, 2026, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026.
Foreign Currency Risk
As of June 30, 2026, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of June 30, 2026, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)
April 1 - 30, 2026	65,060	$44.99	65,060	$44,919
May 1 - 31, 2026	304,431	46.19	304,431	30,862
June 1 - 30, 2026	132,564	44.81	132,564	24,919
Total	502,055	$45.67	502,055
(1)In October 2025, our Board of Directors authorized a share repurchase program, or the Repurchase Program, that authorizes the Company to repurchase up to $150.0 million of our common stock. For further information, see Note 11 Repurchase Program of the Notes to the Condensed Consolidated Financial Statements.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:

Kimberly Rutledge, Chief People Officer, modified her previously adopted Rule 10b5-1 Trading Plan. Ms. Rutledge's Rule 10b5-1 Trading Plan was entered into on September 12, 2025, was set to expire February 28, 2027 and provided for the potential sale of up to 74,142 shares of the Company's common stock. The modified Rule 10b5-1 Trading Plan entered into on May 9, 2026 covers the potential sale of up to 71,045 shares of the Company's common stock between August 8, 2026 and March 31, 2027, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards. The actual number of shares to be sold under the Rule 10b5-1 Trading Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
Non-Rule 10b5-1 Trading Arrangements
In June 2023, the Company adopted a policy pursuant to which any participant in the Company's equity incentive plans whose transactions are subject to Section 16 of the Securities Exchange Act of 1934, as amended, is required to sell, upon the vesting or settlement of any such award, a portion of the shares subject to the award determined by the Company in its discretion to be sufficient to cover tax withholding obligations and to remit an amount equal to such tax withholding obligations to the Company. This mandatory sell-to-cover policy was adopted by the Company as a result of the inability of the Company's captive broker to effect the sell-to-cover transactions pursuant to Rule 10b5-1 Trading Plans.
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the three months ended June 30, 2026, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).
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

Q2 HOLDINGS, INC.
July 29, 2026	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President, Chief Executive Officer and Chairman (Principal Executive Officer)

July 29, 2026	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)