Form 10-Q
period 2026-09-30
Q2 Holdings, Inc.
filed 2026-10-28
CIK 1410384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,781,542 shares of Common Stock, $0.0001 par value per share as of October 28, 2026.

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
•the risks associated with the pace of AI development and resulting cybersecurity threats, including as presented by autonomous AI agent systems, and the limitations of traditional cybersecurity defenses, which may not be fully effective against these novel threat vectors now or as they quickly evolve, the security community’s rapidly evolving understanding of agentic-specific attack services, and the resource commitments and investments required to stay informed and evolve our cybersecurity defenses, vulnerability management and solutions to secure them;
•the impact of and our ability to respond to global economic uncertainties and challenges or changes in the financial services industry and credit markets, including as a result of mergers and acquisitions within the banking sector, inflationary pressures, fluctuating interest rates, instability in the financial services industry, any changes to, or new, financial regulations and their potential impacts on our prospects' and customers' operations, increased acceptance and use of emerging financial products, such as cryptocurrencies or stablecoins, including any impact on the timing of prospect and customer implementations and purchasing decisions, our business sales cycles and on account holder or end user, or End User, usage of our solutions;
•the risks associated with continued market volatility, including in the financial services sector, inflationary pressures and the impact of any monetary policy changes that may be implemented as a result, such as the recent increase in interest rates by the Federal Reserve, the impact of existing and future U.S. tariffs, uncertainty regarding the legal authority for certain tariffs, global trade measures, including retaliatory tariffs, and the impact on the valuation of marketable securities;
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
•the risks associated with geopolitical instability, including acts of war or military conflict, uncertainties or discord, including the continuing war in Ukraine, the war in Iran and related disruptions to shipping through the Strait of Hormuz and resulting volatility in energy prices, other conflicts in the Middle East and other parts of the world, heightened risk of state-sponsored cyberattacks or cyber fraud on financial services and other critical infrastructure;
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
•the risk that errors, interruptions or delays in our solutions or Web hosting negatively impact our business and sales;
•the risks associated with the operation of and reliance on third-party public cloud service providers, including any vendor concentration, dependency, integration, resiliency, performance or cost risks and post-migration specific risks;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,312	$367,631
Restricted cash	1,746	1,672
Investments	6,679	65,064
Accounts receivable, net	94,041	51,716
Contract assets, current portion, net	8,868	8,596
Prepaid expenses and other current assets	20,611	28,234
Deferred solution and other costs, current portion	22,562	22,631
Deferred implementation costs, current portion	11,873	10,508
Total current assets	282,692	556,052
Property and equipment, net	27,855	27,783
Right of use assets	25,282	27,188
Deferred solution and other costs, net of current portion	29,342	27,827
Deferred implementation costs, net of current portion	34,080	28,929
Intangible assets, net	71,456	78,377
Goodwill	512,869	512,869
Contract assets, net of current portion and allowance	15,948	14,103
Other long-term assets	4,530	3,149
Total assets	$1,004,054	$1,276,277
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,311	$20,473
Accrued liabilities	25,769	24,572
Accrued compensation	25,792	31,754
Convertible notes, current portion	—	303,368
Deferred revenues, current portion	197,693	155,003
Lease liabilities, current portion	8,411	8,915
Total current liabilities	278,976	544,085
Deferred revenues, net of current portion	27,467	26,826
Lease liabilities, net of current portion	30,482	33,832
Other long-term liabilities	9,344	9,723
Total liabilities	346,269	614,466
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock: $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value; 150,000 shares authorized, 61,782 issued and outstanding as of September 30, 2026 and 62,741 shares issued and outstanding as of December 31, 2025	6	6
Additional paid-in capital	1,183,238	1,275,980
Accumulated other comprehensive loss	(2,954)	(1,953)
Accumulated deficit	(522,505)	(612,222)
Total stockholders' equity	657,785	661,811
Total liabilities and stockholders' equity	$1,004,054	$1,276,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$225,771	$201,704	$662,042	$586,587
Cost of revenues	90,928	92,859	269,085	272,188
Gross profit	134,843	108,845	392,957	314,399
Operating expenses:
Sales and marketing	24,536	26,401	76,200	79,965
Research and development	41,356	38,932	124,351	113,699
General and administrative	33,641	31,705	98,896	95,061
Transaction-related costs	—	—	270	—
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	1,352	803	2,252	2,548
Total operating expenses	100,885	97,841	301,969	291,366
Income from operations	33,958	11,004	90,988	23,033
Other income (expense):
Interest and other income	917	5,487	7,591	15,076
Interest and other expense	(544)	(1,283)	(2,778)	(4,164)
Total other income, net	373	4,204	4,813	10,912
Income before income taxes	34,331	15,208	95,801	33,945
Provision for income taxes	(1,111)	(160)	(6,084)	(2,380)
Net income	$33,220	$15,048	$89,717	$31,565
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	—	65	(61)	(12)
Foreign currency translation adjustment	(274)	(483)	(940)	29
Comprehensive income	$32,946	$14,630	$88,716	$31,582
Net income per common share
Basic	$0.53	$0.24	$1.44	$0.51
Diluted	$0.52	$0.23	$1.38	$0.49
Weighted average common shares outstanding
Basic	62,153	62,458	62,325	62,015
Diluted	63,529	69,858	65,690	65,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total stockholders' equity, beginning balances	$643,454	$584,335	$661,811	$517,796

Common stock and additional paid-in capital:
Beginning balances	1,201,859	1,233,486	1,275,986	1,183,899
Stock-based compensation expense	20,713	23,920	63,050	69,289
Exercise of stock options	—	—	—	547
Issuance of common stock under ESPP	—	—	3,617	3,671
Repurchases of common shares	(39,328)	—	(159,409)	—
Ending balances	1,183,244	1,257,406	1,183,244	1,257,406

Accumulated deficit:
Beginning balances	(555,725)	(647,713)	(612,222)	(664,230)
Net income	33,220	15,048	89,717	31,565
Ending balances	(522,505)	(632,665)	(522,505)	(632,665)

Accumulated other comprehensive loss:
Beginning balances	(2,680)	(1,438)	(1,953)	(1,873)
Other comprehensive income (loss)	(274)	(418)	(1,001)	17
Ending balances	(2,954)	(1,856)	(2,954)	(1,856)

Total stockholders' equity, ending balances	$657,785	$622,885	$657,785	$622,885

Common stock (in shares):
Beginning balances	62,360	62,442	62,741	60,728
Exercise of stock options	—	—	—	12
Issuance of common stock under ESPP	—	—	90	49
Repurchases of common shares	(633)	—	(2,900)	—
Shares issued for the vesting of restricted stock awards	55	68	1,851	1,721
Ending balances	61,782	62,510	61,782	62,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Q2 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$89,717	$31,565
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred implementation, solution and other costs	22,548	21,983
Depreciation and amortization	36,274	40,888
Amortization of debt issuance costs	768	1,628
Amortization of premiums and discounts on investments	(20)	(934)
Stock-based compensation expense	60,806	66,767
Deferred income taxes	(1,284)	(897)
Lease restructuring and impairments	706	103
Other non-cash items	(886)	536
Changes in operating assets and liabilities:
Accounts receivable, net	(42,635)	(27,965)
Prepaid expenses and other current assets	8,014	4,485
Deferred solution and other costs	(11,171)	(12,098)
Deferred implementation costs	(18,467)	(14,013)
Contract assets, net	(2,116)	(1,225)
Other long-term assets	2,233	4,340
Accounts payable	4,017	(1,409)
Accrued liabilities	(3,637)	(2,141)
Deferred revenues	43,338	33,944
Deferred rent and other long-term liabilities	(6,549)	(7,792)
Net cash provided by operating activities	181,656	137,765
Cash flows from investing activities:
Purchases of investments	(226)	(91,503)
Maturities of investments	58,743	84,150
Purchases of property and equipment	(10,366)	(4,812)
Capitalized software development costs	(21,119)	(16,175)
Net cash provided by (used in) investing activities	27,032	(28,340)
Cash flows from financing activities:
Repurchases of common shares	(158,881)	—
Payment for maturity of convertible notes	(303,995)	—
Proceeds from exercise of stock options and ESPP	3,617	4,218
Net cash provided by (used in) financing activities	(459,259)	4,218
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(674)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	(251,245)	113,739
Cash, cash equivalents and restricted cash, beginning of period	369,303	360,793
Cash, cash equivalents and restricted cash, end of period	$118,058	$474,532
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable and accrued liabilities	$805	$542
Stock-based compensation for capitalized software development	$1,425	$1,515
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
In the Company's opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K, or Form 10-K, filed with the SEC on February 11, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments, accounts receivable and contract assets. The Company's cash and cash equivalents, restricted cash and investments are placed with high credit quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents or restricted cash in these accounts. The Company provides credit, in the normal course of business, to a majority of its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. No individual customer accounted for 10% or more of revenues for the three and nine months ended September 30, 2026 and 2025. No customer accounted for 10% or more of accounts receivable, net as of September 30, 2026 and December 31, 2025.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the nine months ended September 30, 2026 compared to the significant accounting policies described in our Form 10-K.
Basic and Diluted Net Income per Common Share
The following table sets forth the computations of net income per share for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income	$33,220	$15,048	$89,717	$31,565
Denominator:
Weighted-average common shares outstanding, basic	62,153	62,458	62,325	62,015
Net income per common share, basic	$0.53	$0.24	$1.44	$0.51

Diluted net income per share
Numerator:
Net income	$33,220	$15,048	$89,717	$31,565
Interest expense, net of tax(1)	—	845	1,184	—
Adjusted net income used in diluted computations	$33,220	$15,893	$90,901	$31,565
Denominator:
Weighted-average common shares outstanding, basic	62,153	62,458	62,325	62,015
Effect of potentially dilutive shares:
Stock options, restricted stock units, market stock units and performance stock units	1,368	2,600	1,483	3,056
Shares issuable pursuant to the ESPP	8	7	10	5
Shares related to convertible notes(2)	—	4,793	1,872	—
Weighted-average common shares outstanding, diluted	63,529	69,858	65,690	65,076
Net income per common share, diluted	$0.52	$0.23	$1.38	$0.49
(1) Interest expense has been tax effected using the combined federal and blended state rate of 24.9%.
(2) The convertible senior notes issued by the Company could have been converted into the Company’s common stock, subject to certain contingencies. The 2026 convertible notes were settled during the three months ended June 30, 2026 and are no longer outstanding. See Note 9—Debt for additional information. The if-converted method is used to calculate the dilutive effect of our convertible notes on diluted net income per common share.
The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options, restricted stock units, market stock units and performance stock units	609	127	502	104
Shares related to convertible notes	—	—	—	4,793
Anti-dilutive shares excluded from diluted net income per common share	609	127	502	4,897

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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires public companies to disclose additional information about certain costs and expenses in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.
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
The following table disaggregates the Company's revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription	$188,156	$165,218	$550,815	$477,929
Transactional	18,060	17,886	53,792	53,237
Services and Other	19,555	18,600	57,435	55,421
Total Revenues	$225,771	$201,704	$662,042	$586,587
Deferred Revenues
Deferred revenue primarily consists of payments received and amounts billed in advance for subscription and implementation services prior to satisfying the Company's performance obligations. The Company recognized $24.6 million and $21.3 million of revenue during the three months ended September 30, 2026 and 2025, respectively, and $149.5 million and $128.4 million of revenue during the nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Remaining Performance Obligations
On September 30, 2026, the Company had $2.77 billion of remaining performance obligations, which represents contracted revenue minimums that have not yet been recognized, including amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in the next 24 months, an additional 33% in the next 25 to 48 months, and the balance thereafter.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of products and services. The Company assesses the collectability of outstanding contract assets on an ongoing basis and maintains a reserve which is included in the allowance for credit losses for contract assets deemed uncollectible. The Company analyzes the contract asset portfolio for significant risks by considering historical collection experience and forecasting of future collectability to determine the amount of revenues that will ultimately be collected from its customers. Customer type (whether a customer is a financial institution or other digital solution provider) has been identified as the primary specific risk affecting the Company's contract assets, and the estimate for losses is analyzed quarterly and adjusted as necessary. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of default. Nominal amounts were provisioned by the Company for expected credit losses for the nine months ended September 30, 2026 and 2025, and no charges were taken against the allowance at either September 30, 2026 or 2025. The allowance for credit losses related to contract assets was $0.05 million as of September 30, 2026 and December 31, 2025.
The Company assesses the collectability of outstanding accounts receivable on an ongoing basis and maintains an allowance for credit losses for accounts receivable deemed uncollectible. The Company analyzes the accounts receivable portfolio for significant risks and considers prior periods and forecasts future collectability to determine the amount of revenues that will ultimately be collected from its customers. This estimate is analyzed quarterly and adjusted as necessary. Identified risks pertaining to the Company's accounts receivable include the delinquency level and customer type. Future collectability may be impacted by current economic conditions that could impact the Company's customers. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Historically, the Company's collection experience has not varied significantly, and bad debt expenses have been insignificant. Nominal amounts were provisioned by the Company for the expected losses for the nine months ended September 30, 2026 and 2025, and nominal charges were taken against the allowance at each of September 30, 2026 and 2025. The allowance for credit losses related to accounts receivable was $0.3 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table details the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2026:

Investments:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Certificates of deposit	$5,767	$—	$5,767	$—
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company classifies its debt investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All debt investments are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), a component of stockholders' equity. If the Company does not expect to recover the entire amortized cost basis of the available-for-sale debt security, it considers the available-for-sale debt security to be impaired. For individual debt securities classified as available-for-sale and deemed impaired, the Company assesses whether such decline has resulted from a credit loss or other factors. Impairment relating to credit losses is recorded through a reserve, limited to the amount that the fair value is less than the amortized cost basis. Impairment is reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of comprehensive income. Interest, amortization of premiums and accretion of discount on all debt investments classified as available-for-sale are also included as a component of interest and other income, net on the condensed consolidated statements of comprehensive income. Based on the Company's assessment, no impairments for credit losses were recognized during either of the nine months ended September 30, 2026 or 2025.
The Company has invested in private financial technology investment funds, classified as equity investments. Equity investments without a readily determinable fair value, where the Company has no influence over the operating and financial policies of the investee, are recorded at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. An impairment charge to current earnings is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the nine months ended September 30, 2026, the Company determined there was no other-than-temporary impairment on its equity investments. These equity investments had a carrying amount of $0.9 million as of September 30, 2026 and $0.7 million as of December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company's cash was $116.3 million and $273.5 million, respectively.
A summary of the Company's cash equivalents and investments that are carried at fair value as of September 30, 2026 is as follows:

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,767	$—	$—	$5,767
A summary of the Company's cash equivalents and investments that are carried at fair value as of December 31, 2025 is as follows:

Cash Equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$94,119	$—	$—	$94,119

Investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and commercial paper	$41,407	$39	$(3)	$41,443
Certificates of deposit	8,835	4	—	8,839
U.S. government securities	14,074	21	—	14,095
	$64,316	$64	$(3)	$64,377
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The following table summarizes the estimated fair value of the Company's debt investments, designated as available-for-sale and classified by the contractual maturity date of the investments as of the dates shown:

	September 30, 2026	December 31, 2025
Due within one year or less	$5,767	$58,782
Due after one year through two years	—	5,595
	$5,767	$64,377
The Company has held certain available-for-sale debt investments in a gross unrealized loss position. The Company regularly reviews its debt investments for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer or whether the Company has the intent to or it is more likely than not it will be required to sell the investments before recovery of the investments' amortized-cost basis. If the Company determines that impairment exists in one of these investments, the respective investments would be written down to fair value. For debt securities, the portion of the write-down related to credit loss would be recognized in other income (expense), net on the condensed consolidated statements of comprehensive income if the intent of the Company was to sell the investments before recovery. Any portion not related to credit loss would be included in accumulated other comprehensive loss in the condensed consolidated balance sheets. Because the Company has not historically sold investments in a material unrealized loss position and does not currently hold any investments in an unrealized loss position, the reserve for available-for-sale debt securities was zero as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company had no available-for-sale debt investments in a continuous unrealized loss position.

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
6. Goodwill and Intangible Assets
The carrying amount of goodwill was $512.9 million at both September 30, 2026 and December 31, 2025. Goodwill represents the excess purchase price over the fair value of net assets acquired. The annual impairment test was performed as of October 31, 2025. No impairment of goodwill was identified during 2025, nor has any impairment of goodwill been recorded to date.
Intangible assets at September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$117,737	$(114,525)	$3,212	$117,737	$(101,481)	$16,256
Capitalized software development costs	122,187	(53,943)	68,244	103,884	(41,763)	62,121
	$239,924	$(168,468)	$71,456	$221,621	$(143,244)	$78,377

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
The Company recorded intangible assets from various prior business combinations as well as capitalized software development costs. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to seven years. During the three months ended September 30, 2026 and 2025, the Company capitalized software development costs of $8.1 million and $6.1 million, respectively, and $22.5 million and $17.7 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense included in cost of revenues on the condensed consolidated statements of comprehensive income was $10.1 million for each of the three months ended September 30, 2026 and 2025, and $29.5 million for each of the nine months ended September 30, 2026 and 2025. Amortization expense included in operating expenses on the condensed consolidated statements of comprehensive income was zero for each of the three months ended September 30, 2026 and 2025, and zero and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2026 was as follows:

Amortization
Year Ended December 31,
2026 (October 1 to December 31)	$8,029
2027	23,873
2028	17,647
2029	12,190
2030	7,404
Thereafter	2,313
Total amortization	$71,456
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
During the nine months ended September 30, 2026, the Company recorded $2.7 million in lease liabilities related to the commencement of a U.S. based office lease agreement. The Company recognized a corresponding right-of-use asset of $2.1 million, net of $0.6 million in tenant lease improvements allowances. As of September 30, 2026, the Company has received no reimbursements for this allowance and has a remaining allowance receivable of $0.6 million included as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Maturities of the Company's operating lease liabilities for lease terms in excess of one year at September 30, 2026 were as follows:

Operating Leases
Year Ended December 31,
2026 (October 1 to December 31)	$2,636
2027	9,856
2028	6,866
2029	5,379
2030	5,495
Thereafter	17,864
Total lease payments	48,096
Less: imputed interest	(9,203)
Total operating lease liabilities	$38,893
The operating lease liabilities include $13.6 million in optional lease renewals where the Company is reasonably certain of exercising those options as of September 30, 2026.
The Company has updated its assessment of previously exited leased office spaces. As a result, the Company evaluated the recoverability of its right of use and other lease related assets and determined that their carrying values were not fully recoverable. The Company calculated the impairment by comparing the carrying amount of the asset group to its estimated fair value using a discounted cash flow model. During the three and nine months ended September 30, 2026, impairment charges of $0.3 million were recorded to right of use assets. These charges were recorded within operating expenses on the condensed consolidated statements of comprehensive income.
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
Future minimum contractual commitments that have initial non-cancelable terms in excess of one year at September 30, 2026 were as follows:

Contractual Commitments
Year Ended December 31,
2026 (October 1 to December 31)	$20,022
2027	92,631
2028	56,795
2029	499
2030 and thereafter	—
Total commitments	$169,947
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

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Severance and Other Related Costs
In prior years, the Company incurred contractual severance-related expenses for the departure of executive officers that were included within lease and other restructuring charges on the condensed consolidated statements of comprehensive income. The severance charges relating to the executive departures are anticipated to be paid out over the 18 months following the executives' departures, consistent with employment arrangements. During the nine months ended September 30, 2026, cash payments of $1.1 million were made for the previously incurred costs. The remaining liability is included in accrued compensation on the condensed consolidated balance sheets in the amount of $0.7 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively.
9. Debt
Convertible Senior Notes due 2026
In the second quarter 2026, the Company repaid the $304.0 million aggregate remaining principal amount of its 0.75% convertible senior notes due June 2026, or the Notes, in cash prior to the maturity date of June 1, 2026. No conversions occurred prior to or at maturity.
The following table summarizes our total outstanding borrowings:

	As of September 30, 2026	As of December 31, 2025
Principal	$—	$303,995
Unamortized debt issuance costs	—	(627)
Net carrying amount	$—	$303,368
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
The Revolving Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Company, or any of its subsidiaries to, among other things, create liens, incur additional indebtedness and engage in certain other transactions, in each case subject to certain exclusions. In addition, the Revolving Credit Agreement contains certain financial covenants which become effective in the event the Company's liquidity (as defined in the Revolving Credit Agreement) falls below specified levels. The Revolving Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross-default acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the Revolving Credit Agreement and acceleration of repayment obligations with respect to any outstanding principal amounts. As of September 30, 2026, the Company was in compliance with all financial covenants in the Revolving Credit Agreement.
As of September 30, 2026, $0.5 million of unamortized debt issuance cost related to the Revolving Credit Agreement is included in prepaid expense and other current assets and other long-term assets in the condensed consolidated balance sheets. As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Agreement.

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
Interest Expense on Debt
The following table sets forth expenses related to the Notes and Revolving Credit Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$48	$710	$1,111	$2,136
Amortization of debt issuance costs	47	542	768	1,628
Total	$95	$1,252	$1,879	$3,764
Debt issuance costs are amortized on a straight-line basis over the expected life of the applicable debt instrument. For the debt issuance costs related to the Notes, prior to maturity, the straight-line basis approximates the effective interest method.
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
In May 2023, the Company's stockholders approved the 2023 Equity Incentive Plan, or 2023 Plan, with an effective date of June 1, 2023, under which stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards may be granted to employees, consultants and directors. At time of approval, up to 14,045 shares of common stock were reserved for issuance under the 2023 Plan, all of which consisted of shares previously reserved for issuance under the 2014 Plan and any shares that would otherwise be returned to the 2014 Plan as a result of the forfeiture, repurchase or termination of awards issued under that plan. The 2023 Plan is a successor to and continuation of the Company's 2014 Plan. As of September 30, 2026, 3,912 shares remain authorized and available for future issuance under the 2023 Plan, assuming attainment of maximum performance for any market stock units or performance stock units.
In March 2014, the Company adopted its Employee Stock Purchase Plan, or ESPP. The plan was implemented starting January 3, 2022, pursuant to which certain participating domestic employees are able to purchase shares of the Company's common stock at a 15% discount of the lower of the market price at the beginning or end of the applicable offering period. Offering periods commence on each June 1 and December 1. The Board provided for a share reserve with respect to the ESPP of 800 shares. The ESPP contained a provision that automatically increased the shares available for issuance under the plan on January 1 of each year through 2024, by an amount equal to the lesser of (a) 500 shares, (b) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (c) such other amount as may be determined by the Company's board of directors. As of September 30, 2026, 1,039 shares remain authorized and available for future issuance under the ESPP.
Stock-based compensation expense was recorded in the following cost and expense categories on the Company's condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$2,140	$2,323	$6,442	$7,603
Sales and marketing	1,918	3,945	6,741	11,386
Research and development	3,746	4,349	12,044	12,552
General and administrative	12,179	12,640	35,579	35,226
Total stock-based compensation expense	$19,983	$23,257	$60,806	$66,767

Q2 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands, except per share amounts and unless otherwise indicated)
11. Repurchase Program
In October 2025, the Company's Board of Directors authorized a share repurchase program that authorized the Company to repurchase up to $150.0 million of its common stock, and in July 2026, the Board of Directors authorized up to an additional $350.0 million in repurchases, collectively, the Repurchase Program. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of our common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate the Company to repurchase any specific number or dollar amount of shares and has no expiration date. The Repurchase Program may be modified, suspended or terminated by the Company's Board of Directors at any time. During the three months ended September 30, 2026, the Company repurchased 633 shares for $38.8 million. During the nine months ended September 30, 2026, the Company repurchased 2,900 shares for $158.9 million. All shares of common stock that were repurchased were retired. In connection with these repurchases, the Company accrued $0.5 million of federal excise tax under the Inflation Reduction Act of 2022, which has been recorded as an additional cost of the repurchases and reflected as a reduction of additional paid-in capital. As of September 30, 2026, $336.1 million of the above-referenced authorizations remained available for future stock repurchases.
12. Income Taxes
In accordance with applicable accounting guidance, the income tax expense for the nine months ended September 30, 2026 is based on the estimated annual effective tax rate for fiscal year 2026. The Company's provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, valuation allowances, and any applicable income tax credits.
The Company's provision for income taxes reflected an effective tax rate of approximately 3.2% and 1.1% for the three months ended September 30, 2026 and 2025, respectively, and 6.4% and 7.0% for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to its valuation allowance offsetting the benefits of losses. The Company's income tax expenses and benefits consist of federal, state and foreign current and deferred income tax expense from global operations.
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
As of September 30, 2026, the Company had $5.3 million in uncertain tax positions, including an insignificant amount of accrued interest, of which $1.4 million, if recognized, would impact the Company's effective tax rate. The Company's tax years 2022 through 2025 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. Operating losses generated in years prior to 2022 remain open to adjustment until the statute of limitation closes for the tax year in which the net operating losses are utilized.
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
Delivering advanced digital solutions in the complex and heavily regulated financial services industry requires significant resources, personnel and expertise. We provide digital solutions that are designed to be highly configurable, scalable and adaptable to the specific needs of our customers. We design and develop our solutions with an open platform approach intended to provide comprehensive integration among our solution offerings and our customers' internal and third-party systems. Our platform architecture supports modular innovation and enables customers and partners to deploy new capabilities efficiently while maintaining operational resilience and compliance. This integrated approach allows our customers to deliver a unified financial experience across digital channels. Our solutions provide our customers the flexibility to configure their digital services in a manner that is consistent with each customer's specific offerings, workflows, processes and controls. Our solutions also allow our customers to personalize the digital experiences they deliver to their End Users by extending their individual services and brand requirements across digital channels. Our solutions are designed with the stringent security, technical and regulatory requirements applicable to financial institutions and financial services providers in mind and to safeguard our customers' data and that of their End Users.
Founded over 22 years ago, Q2 began by providing digital banking solutions to domestic regional and community financial institutions, or RCFIs. We have rapidly grown since then through a combination of innovation, broad market adoption of our solutions, strategic investments and acquisitions. As customer needs and technology architectures have evolved, we have expanded our solution portfolio to address a broader set of mission-critical technology, data and operational requirements across the financial services value chain. Our expanded collection of solutions now spans digital banking, digital lending and relationship pricing, regulatory and compliance, risk and fraud, account switching, data-driven sales enablement, spending insights and portfolio management, and also includes our open platform solutions as well as our core and BaaS offerings. We serve account holders and borrowers across retail, small to medium business, or SMBs, and commercial segments. While we continue to generate a substantial majority of our revenue from our digital banking platform, we are actively leveraging our broader product portfolio and deep domain expertise to expand our market presence. This strategy includes seeking to further penetrate the digital banking market and drive significant growth across our diverse customer base in the broader financial services sector, while opening up new and meaningful expansion opportunities for our business.

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

We believe that financial services providers are best served by a broad portfolio of digital solutions offering rapid, flexible and comprehensive integration with internal and third-party solutions enabling them to deliver modern, intuitive, advanced and regulatory-compliant digital solutions. We also believe our unique position in the market stems from the breadth and depth of our solution offerings and customer base, our open and flexible platform approach, our position as a leading provider of digital banking solutions to a large network of financial institutions, and our expertise in delivering new, advanced, innovative digital solutions designed for the regulated financial services industry. These strengths allow us to address the evolving needs and challenges within the financial services industry, as we continually innovate and adapt our offerings to meet the changing demands of our customers and their End Users. We intend to continue to make investments in technology innovation and software development to enhance our existing solutions and platforms while expanding our product portfolio.
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
Repurchase Program
In October 2025, our Board of Directors authorized a share repurchase program that authorized the Company to repurchase up to $150.0 million of our common stock, which authorized repurchases were completed in full as of September 30, 2026. In July 2026, our Board of Directors authorized up to an additional $350.0 million of repurchases of our common stock under our share repurchase program, collectively with the prior authorization, the Repurchase Program. The Repurchase Program permits shares of common stock to be repurchased from time to time at management's discretion, through open market purchases or privately negotiated transactions, including accelerated share repurchase transactions, block trades or pursuant to Rule 10b5-1 trading plans. The timing and number of shares of common stock repurchased will depend on a variety of factors, including but not limited to the market price of the Company's common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Program does not obligate us to repurchase any specific number or dollar amount of shares, and the authorization has no expiration date. The Repurchase Program may be modified, suspended or terminated by our Board of Directors at any time.
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
•150 Relationship Pricing Customer Accounts
•100 Digital Lending Customer Accounts
•50 Helix Customer Accounts
Registered Users
We define a Registered User as an individual associated with an account holder of a customer with an active consumer digital banking solution who has registered to use one or more of our digital banking solutions and has current access to use those solutions as of the last day of the reporting period presented. Growth in Registered Users is driven by expansion within existing customer relationships, increased adoption of digital banking services by End Users and the addition of new customers. Over time, we expect the number of Registered Users to grow at a faster rate than the number of related Customer Accounts as customers increase penetration across their user bases, although growth may fluctuate from period to period. Our customers had approximately 27.3 million, 24.7 million and 22.0 million Registered Users as of December 31, 2025, 2024 and 2023, respectively. Registered Users as of September 30, 2026 were 28.5 million compared to 27.0 million as of September 30, 2025.
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
Our Subscription ARR was $780.1 million, $681.9 million and $593.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Subscription ARR as of September 30, 2026 was $846.0 million compared to $745.4 million as of September 30, 2025. Our Total ARR was $921.4 million, $824.2 million and $734.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total ARR as of September 30, 2026 was $988.6 million compared to $888.4 million as of September 30, 2025.
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
The following table presents a reconciliation of GAAP operating income to non-GAAP operating income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP operating income	$33,958	$11,004	$90,988	$23,033
Stock-based compensation	19,983	23,257	60,806	66,767
Transaction-related costs	—	—	270	—
Amortization of acquired technology	4,347	5,503	13,043	16,512
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	1,352	946	2,585	3,008
Non-recurring legal settlements	—	—	—	1,750
Non-GAAP operating income	$59,640	$40,710	$167,692	$111,163
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
Because of these and other limitations, investors and others should consider adjusted EBITDA together with our GAAP financial measures including cash flow from operations and net income. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of net income to adjusted EBITDA:
Net income	$33,220	$15,048	$89,717	$31,565
Stock-based compensation	19,983	23,257	60,806	66,767
Transaction-related costs	—	—	270	—
Depreciation and amortization	12,472	13,613	36,274	40,888
Lease and other restructuring charges	1,352	946	2,585	3,008
Non-recurring legal settlements	—	—	—	1,750
Provision for income taxes	1,111	160	6,084	2,380
Interest and other income, net	(375)	(4,206)	(5,153)	(11,032)
Adjusted EBITDA	$67,763	$48,818	$190,583	$135,326
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
Transaction-Related Costs
Transaction-related costs include various legal and professional service expenses incurred in connection with mergers, acquisitions, divestitures and other corporate transactions, which are recognized when incurred.
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

Results of Operations
The following table sets forth our condensed results of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$225,771	$201,704	$662,042	$586,587
Cost of revenues(1)	90,928	92,859	269,085	272,188
Gross profit	134,843	108,845	392,957	314,399
Operating expenses:
Sales and marketing	24,536	26,401	76,200	79,965
Research and development	41,356	38,932	124,351	113,699
General and administrative	33,641	31,705	98,896	95,061
Transaction-related costs	—	—	270	—
Amortization of acquired intangibles	—	—	—	93
Lease and other restructuring charges	1,352	803	2,252	2,548
Total operating expenses	100,885	97,841	301,969	291,366
Income from operations	33,958	11,004	90,988	23,033
Total other income, net	373	4,204	4,813	10,912
Income before income taxes	34,331	15,208	95,801	33,945
Provision for income taxes	(1,111)	(160)	(6,084)	(2,380)
Net income	$33,220	$15,048	$89,717	$31,565
_______________________________________________________________________________
(1) Includes amortization of acquired technology of $4.3 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and $13.0 million and $16.5 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	40.3	46.0	40.6	46.4
Gross margin	59.7	54.0	59.4	53.6
Operating expenses:
Sales and marketing	10.9	13.1	11.5	13.6
Research and development	18.3	19.3	18.8	19.4
General and administrative	14.9	15.7	14.9	16.2
Transaction-related costs	—	—	—	—
Amortization of acquired intangibles	—	—	—	—
Lease and other restructuring charges	0.6	0.4	0.3	0.4
Total operating expenses	44.7	48.5	45.6	49.7
Income from operations	15.0	5.5	13.7	3.9
Total other income, net	0.2	2.1	0.7	1.9
Income before income taxes	15.2	7.5	14.5	5.8
Provision for income taxes	(0.5)	(0.1)	(0.9)	(0.4)
Net income	14.7%	7.5%	13.6%	5.4%
______________________________________________________________________________
(1) Includes amortization of acquired technology of 1.9% and 2.7% for the three months ended September 30, 2026 and 2025, respectively, and 2.0% and 2.8% for the nine months ended September 30, 2026 and 2025, respectively.
Due to rounding, totals may not equal the sum of the line items in the tables above.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues
The following table presents our revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Revenues	$225,771	$201,704	$24,067	11.9%	$662,042	$586,587	$75,455	12.9%
During the three months ended September 30, 2026, the increase in revenues was primarily attributable to a $22.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers and a $1.0 million increase in services and other revenue.
During the nine months ended September 30, 2026, the increase in revenues was primarily attributable to a $72.9 million increase in subscription revenue from the sale of additional solutions to new and existing customers and growth in expansions with existing customers, a $2.0 million increase in services and other revenue and a $0.6 million increase in transactional revenue.
We have observed improved subscription bookings and associated revenue primarily from our digital banking solutions from both initial bookings with new customers and expansions with existing customers. For the three and nine months ended September 30, 2026, our subscription revenue growth was 14% and 15%, respectively, as compared to the prior year period, and we expect subscription revenue will continue to increase as a percentage of total revenue.
Cost of Revenues
The following table presents our cost of revenues for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Cost of revenues	$90,928	$92,859	$(1,931)	(2.1)%	$269,085	$272,188	$(3,103)	(1.1)%
Percentage of revenues	40.3%	46.0%			40.6%	46.4%
During the three months ended September 30, 2026, the decrease in cost of revenues was primarily attributable to a $1.8 million net decrease in hosting and third-party public cloud related costs and a $1.5 million decrease in depreciation of our data center assets, both of which resulted from our migration to third-party public cloud service providers. Additionally, we had a $1.2 million decrease in amortization of acquired technology that was fully amortized during the prior year and a $0.6 million decrease as a result of higher capitalized implementation costs, partially offset by a $1.5 million increase from the amortization of capitalized software development and capitalized implementation services, a $0.8 million net increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, a $0.5 million increase in software, including AI-related usage costs and a $0.4 million increase in allocated overhead costs, which includes facilities costs.
During the nine months ended September 30, 2026, the decrease in cost of revenues was primarily attributable to a $5.3 million decrease in depreciation of our data center assets resulting from our migration to third-party public cloud service providers, a $3.6 million decrease as a result of higher capitalized implementation costs, a $3.5 million decrease in amortization of acquired technology that was fully amortized during the prior year and a $0.4 million net decrease in other discretionary expenses, partially offset by a $4.7 million increase from the amortization of capitalized software development and capitalized implementation services, a $2.0 million net increase in hosting and third-party public cloud related costs, a $1.1 million net increase in third-party costs related to intellectual property included in our solutions and transaction processing costs, a $1.1 million increase in software, including AI-related usage costs and a $0.9 million increase in allocated overhead, which includes facilities cost.

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
Operating Expenses
The following tables present our operating expenses for each of the periods indicated (dollars in thousands):
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Sales and marketing	$24,536	$26,401	$(1,865)	(7.1)%	$76,200	$79,965	$(3,765)	(4.7)%
Percentage of revenues	10.9%	13.1%			11.5%	13.6%
During the three months ended September 30, 2026, the decrease in sales and marketing was primarily attributable to a $2.2 million decrease in personnel costs, largely from stock-based compensation, partially offset by a $0.2 million increase in software, including AI-related usage costs and a $0.2 million increase in allocated overhead, which includes facilities costs.
During the nine months ended September 30, 2026, the decrease in sales and marketing was primarily attributable to a $4.4 million decrease in personnel costs, largely from stock-based compensation and a $0.5 million decrease in other discretionary expenses, partially offset by a $0.6 million increase in allocated overhead, which includes facilities costs and a $0.5 million increase in software, including AI-related usage costs.
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
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Research and development	$41,356	$38,932	$2,424	6.2%	$124,351	$113,699	$10,652	9.4%
Percentage of revenues	18.3%	19.3%			18.8%	19.4%
During the three months ended September 30, 2026, the increase in research and development was primarily attributable to a $2.8 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $1.7 million increase in software, including AI-related usage costs and a $0.4 million increase in allocated overhead costs, which includes facilities costs, partially offset by a $2.1 million decrease from higher capitalization of software development costs and a $0.4 million decrease due to an impairment loss in the prior year related to capitalized software development costs from certain software assets that are no longer expected to be recoverable.

During the nine months ended September 30, 2026, the increase in research and development was primarily attributable to a $10.9 million increase in personnel costs as a result of the growth in our research and development organization to support continued enhancements to our solutions, a $4.0 million increase in software, including AI-related usage costs and a $1.3 million increase in allocated overhead costs, which includes facilities costs, partially offset by a $5.1 million decrease from higher capitalization of software development costs and a $0.4 million decrease due to an impairment loss in the prior year related to capitalized software development costs from certain software assets that are no longer expected to be recoverable.
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
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
General and administrative	$33,641	$31,705	$1,936	6.1%	$98,896	$95,061	$3,835	4.0%
Percentage of revenues	14.9%	15.7%			14.9%	16.2%
During the three months ended September 30, 2026, the increase in general and administrative expenses was primarily attributable to a $0.8 million increase in personnel costs to support the growth of our business, a $0.5 million increase in software, including AI-related usage costs, a $0.4 million increase in professional services and a $0.2 million increase in allocated overhead costs, which includes facilities costs.
During the nine months ended September 30, 2026, the increase in general and administrative expenses was primarily attributable to a $2.2 million increase in personnel costs to support the growth of our business, a $1.6 million increase in professional services, a $1.1 million increase in software, including AI-related usage costs, a $0.4 million net increase in allocated overhead, which includes facilities costs and a $0.3 million net increase in other discretionary expenses, partially offset by a $1.8 million non-recurring legal settlement charge in the prior year related to certain litigation.
We expect to continue to incur incremental expenses associated with the growth of our business and compliance requirements associated with operating as a regulated, public company and serving customers in a highly regulated industry. Although general and administrative expenses may fluctuate on a near-term basis, over the long term, we anticipate that general and administrative expenses will continue to increase in absolute dollars as we continue to incur additional spending to ensure continued regulatory and SOX compliance. We expect such expenses to decline as a percentage of our revenues over the longer term as our revenues grow and we realize cost efficiencies in the business.
Transaction-Related Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Transaction-related costs	$—	$—	$—	—%	$270	$—	$270	100.0%
Percentage of revenues	—%	—%			—%	—%
Transaction-related costs are related to various legal and professional expenses incurred in connection with mergers, acquisitions, divestitures and other corporate transactions.

Lease and Other Restructuring Charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Lease and other restructuring charges	$1,352	$803	$549	68.4%	$2,252	$2,548	$(296)	(11.6)%
Percentage of revenues	0.6%	0.4%			0.3%	0.4%
During the three months ended September 30, 2026, the net increase in lease and other restructuring charges was primarily attributable to a $0.3 million increase in severance charges associated with restructuring or eliminating certain positions and a $0.2 million net increase related to updated assessments and ongoing expenses of previously vacated facilities.
During the nine months ended September 30, 2026, the net decrease in lease and other restructuring charges was primarily attributable to a reduction in severance charges associated with restructuring or eliminating certain positions.
Total Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Total other income, net	$373	$4,204	$(3,831)	(91.1)%	$4,813	$10,912	$(6,099)	(55.9)%
Percentage of revenues	0.2%	2.1%			0.7%	1.9%
During the three months ended September 30, 2026, the decrease in other income, net was primarily attributable to a $4.6 million decrease in interest income due to lower cash investible balances resulting from the repayment of our convertible notes at maturity, partially offset by a $1.1 million increase for decreased interest expense due to the maturities of our convertible notes.
During the nine months ended September 30, 2026, the decrease in other income, net was primarily attributable to an $8.3 million decrease in interest income due to lower cash investible balances resulting from the repayment of our convertible notes at maturity, partially offset by a $1.9 million increase for decreased interest expense due to the maturities of our convertible notes and a $0.8 million realized gain on the sale of fixed assets recognized during the current period.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	(%)	2026	2025	$	(%)
Provision for income taxes	$(1,111)	$(160)	$951	594.4%	$(6,084)	$(2,380)	$3,704	155.6%
Percentage of revenues	(0.5)%	(0.1)%			(0.9)%	(0.4)%
During the three months ended September 30, 2026, the increase in provision for income taxes was primarily driven by a $1.7 million increase in state income taxes, partially offset by a $0.4 million decrease in federal income taxes and a $0.3 million decrease in foreign income taxes.
During the nine months ended September 30, 2026, the increase in provision for income taxes was primarily driven by a $3.5 million increase in state income taxes and a $0.7 million increase in foreign income taxes, partially offset by a $0.5 million decrease in federal income taxes.

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
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents and investments of $123.0 million. Based upon our current levels of operations, we believe that our cash flow from operations along with our other sources of liquidity, including our ability to access capital markets and available borrowings under our $125.0 million Revolving Credit Agreement, are adequate to meet our cash requirements for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures, repurchases of common stock under the Repurchase Program and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facility. However, if we determine a need for additional short-term or long-term liquidity, there is no assurance that such financing, if pursued, would be adequate or available on terms acceptable to us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$181,656	$137,765
Investing activities	27,032	(28,340)
Financing activities	(459,259)	4,218
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(674)	96
Net increase (decrease) in cash, cash equivalents and restricted cash	$(251,245)	$113,739
Cash Flows from Operating Activities
Our cash flows from operating activities are primarily influenced by net income less non-cash items, the amount and timing of customer receipts and vendor payments and by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and customer base.
For the nine months ended September 30, 2026, our net cash and cash equivalents provided by operating activities was $181.7 million, which consisted of net income of $89.7 million and non-cash adjustments of $118.9 million, partially offset by cash outflows from changes in operating assets and liabilities of $27.0 million. The primary drivers of cash outflows in operating assets and liabilities were a $42.6 million cash outflow resulting from an increase in accounts receivable, primarily due to the timing and collection of billings and a $29.6 million cash outflow resulting from a gross increase in deferred solution costs primarily from annual commission payments in the prior period and deferred implementation costs from both new customers and existing customer expansion. Cash outflows were partially offset by a $43.3 million cash inflow resulting from an increase in deferred revenue due to the timing of annual billings and deposits received from customers prior to the recognition of revenue from those related payments. Non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization and amortization of deferred implementation and deferred solution and other costs.

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
For the nine months ended September 30, 2026, our net cash provided by investing activities was $27.0 million, primarily consisting of $58.7 million received from the maturities of investments, partially offset by $21.1 million for capitalized software development costs and $10.4 million for the purchase of property and equipment.
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
For the nine months ended September 30, 2026, our net cash used in financing activities was $459.3 million, consisting of $304.0 million for repayment of the 2026 Notes and $158.9 million for share repurchases under the Repurchase Program, partially offset by $3.6 million received from contributions to our ESPP to purchase our common stock.
For the nine months ended September 30, 2025, our net cash provided by financing activities was $4.2 million, attributable to cash received from exercises of stock options and contributions to our ESPP to purchase our common stock.
Contractual Obligations and Commitments
Our principal commitments consist of non-cancellable operating leases primarily related to our facilities, minimum purchase commitments for third-party products, stadium sponsorship costs, commitment fees associated with our Revolving Credit Agreement, third-party public cloud service provider fees and other product costs. Our obligations under the Revolving Credit Agreement are described in Note 9 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Information regarding our non-cancellable leases and other purchase commitments as of September 30, 2026 can be found in Note 7 and Note 8 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies contained in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements.
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
Interest Rate Risk
We have cash and cash equivalents held primarily in cash and money market funds. Cash and cash equivalents are held for working capital purposes. Marketable securities, which have typically included U.S. government securities, corporate bonds and commercial paper and certificates of deposit, are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our interest income or the market value of our marketable securities.
Borrowings under our Revolving Credit Agreement bear interest at rates that are variable. To the extent that we draw amounts under the Revolving Credit Agreement, we would be exposed to increased market risk from changes in the underlying index rates, which would affect our interest expense. As of September 30, 2026, there were no amounts drawn on the Revolving Credit Agreement.
During the nine months ended September 30, 2026, there were no material changes in our quantitative and qualitative market risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 11, 2026.
Foreign Currency Risk
As of September 30, 2026, our most significant currency exposures were the Indian rupee, Mexican peso, Canadian dollar, Australian dollar and British pound. As of September 30, 2026, we had operating subsidiaries in India, Mexico, Canada, Australia and the United Kingdom. Due to the relatively low volume of payments made by us through these foreign subsidiaries, we do not believe we have significant exposure to foreign currency exchange risks. However, fluctuations in currency exchange rates could harm our results of operations in the future.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (in thousands)(1)(2)
July 1 - 31, 2026	5,485	$49.93	5,485	$374,645
August 1 - 31, 2026	311,100	64.27	311,100	354,645
September 1 - 30, 2026	316,434	58.53	316,434	336,119
Total	633,019	$61.27	633,019
(1)In October 2025, our Board of Directors authorized a share repurchase program that authorized the Company to repurchase up to $150.0 million of our common stock, which authorized repurchases were completed in full as of September 30, 2026. In July 2026, our Board of Directors authorized up to an additional $350.0 million in repurchases, collectively, with the prior authorization, the Repurchase Program. For further information, see Note 11–– Repurchase Program of the Notes to the Condensed Consolidated Financial Statements.
(2)Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.

Item 5.   Other Information.
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Trading Plan"), were as follows:
Scott Kerr, Senior Vice President, General Counsel, entered into a Rule 10b5-1 Trading Plan on August 12, 2026. Mr. Kerr’s plan provides for the potential sale of up to 32,853 shares of the Company's common stock between November 11, 2026, and December 31, 2027, assuming maximum attainment of applicable performance measures with respect to vesting performance stock unit awards during the specified period. The actual number of shares to potentially be sold under the Rule 10b5-1 Trading Plan will depend on the achievement of applicable performance conditions under the performance stock units less any shares sold pursuant to mandatory sell-to-cover transactions not covered by the plan related to withholding taxes.
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
Except for sales made pursuant to the mandatory sell-to-cover policy described above, during the three months ended September 30, 2026, no director or officer adopted or terminated a non-Rule 10b5-1 trading arrangement (as such term is defined pursuant to Item 408 of Regulation S-K).

Item 6.   Exhibits.
EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	*	Fifth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

3.2	*	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2019).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	#	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Incorporated herein by reference to the indicated filing.
**    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2 HOLDINGS, INC.
October 28, 2026	By:	/s/ MATTHEW P. FLAKE Matthew P. Flake President, Chief Executive Officer and Chairman (Principal Executive Officer)

October 28, 2026	By:	/s/ JONATHAN A. PRICE Jonathan A. Price Chief Financial Officer (Principal Financial and Accounting Officer)